Form 10-Q
period 2005-06-30
CDRV Investors, Inc.
filed 2005-08-12
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  333-124100

CDRV INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1310 Goshen Parkway P.O. Box 2656 West Chester, PA	19380
(Address of principal executive offices)	(Zip code)

(610) 431-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2005, there was no established public market for the registrant’s common stock, par value $0.01per share. As of August 12, 2005, 5,758,562 shares of the registrant’s common stock were outstanding.

CDRV INVESTORS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

PART I. FINANCIAL INFORMATION (Predecessor and Successor):

The following financial statements of CDRV Investors, Inc. (Successor) and VWR International Corporation (Predecessor) for the periods indicated are included in this Quarterly Report on Form 10-Q.

The term “Successor” refers to CDRV Investors, Inc. following the Acquisition (as defined in Note 1(a)). The term “Predecessor” refers to VWR International Corporation prior to the Acquisition. See also “Background and Basis of Presentation” in Note 1 to the financial statements.

		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets—June 30, 2005 (Unaudited) and December 31, 2004	3
	Consolidated Statements of Operations (Unaudited)—for the three months ended June 30, 2005 and the periods included in the three months ended June 30, 2004	4
	Consolidated Statements of Operations (Unaudited)—for the six months ended June 30, 2005 and the periods included in the six months ended June 30, 2004	5
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Unaudited)—for the six months ended June 30, 2005	6
	Consolidated Statements of Cash Flows (Unaudited)—for the six months ended June 30, 2005 and the periods included in the six months ended June 30, 2004	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION:
Item 6.	Exhibits	32
Signature		33

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CDRV INVESTORS, INC.

Consolidated Balance Sheets

(Dollars in millions, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$74.3	$116.9
Trade accounts receivable, less reserves of $6.8 and $6.0, respectively	421.7	413.4
Other receivables	22.2	19.7
Inventories	251.8	248.9
Other current assets	25.6	28.9
Total current assets	795.6	827.8
Property and equipment, net	156.3	154.4
Investments	8.0	8.7
Goodwill	917.2	907.0
Other intangible assets, net	553.3	570.8
Deferred income taxes	32.2	34.4
Other assets	47.7	45.4
Total assets	$2,510.3	$2,548.5
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term bank debt and current portion of capital lease obligations	$11.8	$12.9
Accounts payable	359.2	333.8
Accrued expenses	135.2	151.7
Total current liabilities	506.2	498.4
Long-term debt	1,370.1	1,380.1
Capital lease obligations	5.3	6.1
Other long-term liabilities	69.5	81.3
Deferred income taxes	244.0	241.1
Total liabilities	2,195.1	2,207.0
Common stock purchase subject to guarantee agreement	2.9	2.9
Commitments and contingences
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,774,615 shares issued and 5,760,155 outstanding at June 30, 2005; 5,741,217 shares issued and 5,740,517 outstanding at December 31, 2004	0.1	0.1
Additional paid-in capital	265.2	263.4
Retained earnings	27.4	22.1
Unamortized value of restricted stock issued	(0.3)	(0.3)
Accumulated other comprehensive income	20.7	53.4
Treasury stock, at cost, 14,460 shares at June 30, 2005 and 700 shares at December 31, 2004	(0.8)	(0.1)
Total stockholders’ equity	312.3	338.6
Total liabilities and stockholders’ equity	$2,510.3	$2,548.5

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

		Three Months Ended
	Successor	June 30, 2004
	Three Months	Successor	Predecessor
	Ended	April 7 -	April 1 -
	June 30, 2005	June 30, 2004	April 6, 2004
Net sales	$794.8	$676.0	$59.4
Cost of goods sold	594.0	504.9	44.3
Gross profit	200.8	171.1	15.1
Selling, general and administrative expenses	168.0	139.4	11.7
Operating income	32.8	31.7	3.4
Interest income	(0.4)	(0.1)	—
Interest expense:
Interest on third party debt	26.0	16.0	—
Interest on push down debt	—	—	0.3
Other (income) expense, net	(0.8)	0.5	0.4
Income before income taxes	8.0	15.3	2.7
Income tax provision	3.2	6.8	1.1
Net income	$4.8	$8.5	$1.6

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

		Six Months Ended
	Successor	June 30, 2004
	Six Months	Successor	Predecessor
	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004
Net sales	$1,548.9	$676.0	$793.2
Cost of goods sold	1,155.4	504.9	588.0
Gross profit	393.5	171.1	205.2
Selling, general and administrative expenses	335.7	139.4	163.7
Operating income	57.8	31.7	41.5
Interest income	(1.0)	(0.1)	(0.2)
Interest expense:
Interest on third party debt	51.7	16.0	1.7
Interest on push down debt	—	—	4.1
Other (income) expense, net	(1.8)	0.5	0.1
Income before income taxes	8.9	15.3	35.8
Income tax provision	3.6	6.8	15.1
Net income	$5.3	$8.5	$20.7

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Six Months Ended June 30, 2005
(Dollars in millions)
(Unaudited)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at January 1, 2005	5,741,217	$0.1	$263.4	$22.1	$(0.3)	$53.4	700	$(0.1)	$338.6
Issuance of common stock in connection with acquisition (Note 5)	8,929	—	0.5	—	—	—	—	—	0.5
Issuance of common stock in connection with our stock incentive plan	24,469	—	1.3	—	—	—	—	—	1.3
Acquisition of treasury stock	—	—	—	—	—	—	13,760	(0.7)	(0.7)
Comprehensive income (loss) (Note 9):
Net income	—	—	—	5.3	—	—	—	—	5.3
Foreign currency translation adjustment	—	—	—	—	—	(33.4)	—	—	(33.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.7	—	—	0.7
Total comprehensive (loss)									(27.4)
Balance at June 30, 2005	5,774,615	$0.1	$265.2	$27.4	$(0.3)	$20.7	14,460	$(0.8)	$312.3

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Successor	Six Months Ended June 30, 2004
	Six Months	Successor	Predecessor
	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004
Cash flows from operating activities:
Net income	$5.3	$8.5	$20.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.9	8.1	8.9
Gain on sale of assets	(0.1)	—	—
Interest on push down debt, net of tax	—	—	2.5
Noncash interest accretion	14.5	—	—
Amortization of debt issuance costs	2.8	0.9	—
Deferred income tax expense	4.9	0.9	0.9
Provision for doubtful accounts	1.7	1.2	0.6
Changes in working capital:
Trade accounts receivable	(24.0)	2.6	(26.8)
Other receivables	(1.3)	0.3	8.7
Inventories	(9.0)	(0.6)	17.5
Other assets	(5.1)	(11.1)	1.9
Accounts payable	59.1	21.9	61.7
Other liabilities	(23.7)	19.7	0.9
Net cash provided by operating activities	42.0	52.4	97.5
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	—	(1,539.1)	—
Transaction costs	(1.0)	(18.8)	—
Acquisitions of businesses, net of cash acquired	(41.4)	(2.7)	—
Capital expenditures	(8.5)	(3.0)	(3.3)
Proceeds from sale of property and equipment	0.3	—	0.4
Net cash used in investing activities	(50.6)	(1,563.6)	(2.9)
Cash flows from financing activities:
Proceeds from debt	2.4	1,148.6	13.3
Repayment of debt	(7.8)	(39.8)	(6.8)
Decrease in notes receivable from Merck KGaA and affiliates	—	—	4.1
Net change in bank checks outstanding	(24.9)	1.4	(2.1)
Issuance of 5,500,000 shares of common stock, net	—	531.3	—
Proceeds from stock incentive plan, net	1.2	—	—
Cash paid for debt issuance costs	(0.5)	(36.5)	—
Acquisition of treasury stock	(0.7)	—	—
Net cash (used in) provided by financing activities	(30.3)	1,605.0	8.5
Effect of exchange rate changes on cash	(3.7)	(0.1)	(0.6)
Net (decrease) increase in cash and cash equivalents	(42.6)	93.7	102.5
Cash and cash equivalents beginning of period	116.9	—	28.3
Cash and cash equivalents end of period	$74.3	$93.7	$130.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33.9	$3.9	$1.3
Income taxes paid, net	$9.0	$17.6	$4.2

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements
(Dollars in millions)
(Unaudited)

(1)   Background and Basis of Presentation

(a)   Background

CDRV Investors, Inc. (the “Company,” “CDRV,” “we” or “our”) is the ultimate parent company of VWR International, Inc. VWR International, Inc. and its predecessor, VWR International Corporation, (“VWR”) distribute scientific supplies, chemicals, and equipment, primarily in North America and Europe. Prior to April 7, 2004, Merck KGaA was VWR’s ultimate parent company. On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of CDRV, for a purchase price of approximately $1,684.2, consisting of approximately $1,669.9 in cash and approximately $14.3 of assumed debt (the “Acquisition”). In addition, direct acquisition costs of approximately $77.5 were incurred. CDRVA financed the Acquisition through a $550.0 equity investment, approximately $1,110.5 in various debt instruments, acquired cash of $70.1 and accrued expenses of $16.8.

In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% unsecured senior notes due 2012 and $320.0 of 8% unsecured senior subordinated notes due 2014 and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR International, Inc., with VWR International, Inc. surviving, and (ii) thereafter, CDRVA merged with and into VWR International, Inc., with VWR International, Inc. surviving and assuming the obligations of CDRVA.

On December 16, 2004, CDRV issued $481.0 of 9 5/8% senior discount notes due 2015. Prior to this issuance, CDRV had not had any significant operating, investing or financing activities other than being the holding company of CDRV Holdings, Inc., which in turn, had not had any significant operating, investing or financing activities other than being the holding company of VWR and the indirect holder of the approximately 6% equity ownership in VWR International Immobilien GmbH that VWR did not hold. The net proceeds from the issuance of these notes of approximately $297.9 were used to pay a dividend to the holders of the Company’s common stock.

The term “successor” refers to CDRV following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRVA had no operations prior to the Acquisition.

The financial statements, for all periods presented prior to the Acquisition, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs had not been charged to VWR. Management does not believe that charges from Merck KGaA for such services would have been material.

The financial statements, for all periods presented prior to the Acquisition, reflect the push down of the purchase price previously paid by Merck KGaA for VWR to the VWR financial statements that resulted in the recognition of push down debt due to Merck KGaA or a contribution to stockholders’ equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows.

(b)   Basis of Presentation

The accompanying consolidated financial statements include the accounts of CDRV and its subsidiaries after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Registration Statement on Form S-4 filed on April 15, 2005, as amended. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Registration Statement on Form S-4 filed on April 15, 2005, as amended.

The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that the estimates are reasonable.

(2)   New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 Revised, Share-Based Payment. This Statement requires companies to recognize in the income statement, the grant value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, the Company introduced a share-based compensation arrangement as a component of its compensation plans for our employees. Management is in the process of evaluating but has not reached a conclusion on the impact this Statement will have on the Company’s results of operations.

In March 2005, the FASB issued Interpretation No. 47, An Interpretation of FASB No. 143. SFAS No. 143, Accounting for Assets Retirement Obligations (“SFAS No. 143”), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This Interpretation addresses the legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. This Interpretation is effective December 31, 2005. We have not yet determined whether the adoption of this Interpretation will have a material impact on our financial condition or results of operations.

(3)   Stock-Based Compensation

The Company measures compensation expense for the stock-based employee compensation plan using the intrinsic value method of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Therefore, the Company has not recognized compensation expense for its options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$4.8	$5.3
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)	(0.6)
Pro-forma net income	$4.5	$4.7

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	3.67%
Expected life of options	4 years
Volatility	20%
Expected dividend yield	0.0%

(4)   Restructuring

(a)   Restructuring as a Result of the Acquisition

The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in the accompanying financial statements with respect to the Acquisition have been finalized.

During the first half of 2005, we implemented various restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of approximately $24.1 in the first quarter of 2005 and approximately $0.4 in the second quarter of 2005, which have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). These charges primarily reflect severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations.

The charge for environmental remediation in France of approximately $6.4 is based on estimates obtained from environmental engineering firms considering requirements set forth under existing rules and regulations in France. There can be no assurance that such estimates will ultimately be sufficient to cover actual remediation costs, which may be required by regulatory authorities.

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of the Acquisition during the six months ended June 30, 2005.

	Balance as of January 1, 2005	Accruals Charged to Goodwill	Cash Payments/ Other	Translation Adjustments	Balance as of June 30, 2005
Severance and termination benefits	$21.0	$13.4	$(17.7)	$(2.9)	$13.8
Facilities related	0.5	10.9	(0.7)	(0.8)	9.9
Other	0.3	0.2	(0.1)	—	0.4
Totals	$21.8	$24.5	$(18.5)	$(3.7)	$24.1

(b)   Other restructuring activities

In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during the first and second quarters of 2005. In connection with these actions, we recorded accruals in the six month period ended June 30, 2005 related to severance and other costs totaling approximately $7.2 ($2.1 and $5.1 for the three months ended March 31, and June 30, 2005, respectively), which are included in selling, general and administrative expenses in the accompanying statements of operations.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs during the six months ended June 30, 2005.

	Balance as of January 1, 2005	Accruals Charged to Earnings	Cash Payments/ Other	Translation Adjustments	Balance as of June 30, 2005
Severance and termination benefits	$—	$5.7	$(2.1)	$—	$3.6
Facilities related	—	1.5	—	—	1.5
Totals	$—	$7.2	$(2.1)	$—	$5.1

(5)   Acquisitions, Goodwill and Other Intangibles

(a)   Acquisition of VWR International Corporation by CDRVA

As discussed above, the Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The excess investment made by CDRVA over the estimates of the fair market value of the identifiable assets and liabilities of the Company as of April 7, 2004 was approximately $859.6. As of December 31, 2004, goodwill associated with the Acquisition including the effects of purchase accounting adjustments and currency translation was $907.0.

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company for the six months ended June 30, 2004 as if the Acquisition and the issuance of the senior discount notes discussed in Note 6(c) had occurred as of January 1, 2004.

Net sales	$1,469.2
Income before income taxes	22.0
Net income	11.0

These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for a consulting advisory fee, interest expense, depreciation, amortization and income taxes. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred at the beginning of 2004, or of the future results of operations of the successor Company.

(b)   Acquisition of AGB Scientific Ltd. and Advanced Instruments Sales & Service, Inc.

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition.

On April 1, 2005, the Company acquired Advanced Instruments Sales & Service, Inc. (“AI”) for initial cash consideration of approximately $16.8 and CDRV stock of approximately $0.5. AI performs services and distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

Cash consideration for these acquisitions was funded from cash and cash equivalents on hand.

Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(c)   Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2005 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance as of January 1, 2005	$645.0	$192.8	$69.2	$907.0
Changes as a result of purchase accounting adjustments for the Acquisition:
Restructuring charges, net of tax	1.1	19.2	0.2	20.5
Curtailment of benefit plans, net of tax(1)	(8.3)	—	—	(8.3)
Final purchase price allocation	—	—	(1.6)	(1.6)
Other acquisitions(2)	3.7	22.3	—	26.0
Currency translation changes	(3.1)	(23.3)	—	(26.4)
Balance as of June 30, 2005	$638.4	$211.0	$67.8	$917.2

(1)             During the first quarter of 2005, the Company finalized its plans with regard to the curtailment of certain U.S. benefit plans. In accordance with EITF 95-3, the curtailment gains of $8.3, net of tax, were recorded as reductions to goodwill. See Note 8 for further information.

(2)             The allocation of purchase price for the AGB and AI acquisitions have been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the purchase price allocations are preliminary and revisions will be necessary.

The following schedule sets forth the major classes of intangible assets held at June 30, 2005:

	Lives
Amortized Intangibles:
Customer Relationships in North America	20 - 33	$244.7
Customer Relationships in Europe	20	70.0
Chemical Supply Agreements	10	30.0
Other	various	4.4
Less: Accumulated Amortization		(17.6)
Amortized Intangibles, net		331.5
Unamortized Intangibles:
Trademarks and Tradenames		221.8
Total Intangible Assets		$553.3

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(6)   Long-Term Borrowings and Senior Secured Credit Facilities

Following is a summary of our debt obligations:

	June 30,	December 31,
	2005	2004
Senior Secured Credit Facility	$540.4	$559.5
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
$481.0 aggregate principal amount at maturity of 9 5/8% Senior Discount Notes due 2015	315.1	300.6
Bank loans	5.4	11.9
Capital leases	6.3	7.1
Total debt	1,387.2	1,399.1
Less short-term portion	(11.8)	(12.9)
Total long-term portion	$1,375.4	$1,386.2

(a)   Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $690.4 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €132.7 million (or approximately $160.5 on a U.S. dollar equivalent basis as of June 30, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of June 30, 2005, we had $11.3 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $138.7.

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amount of the term loans will be amortized in annual installments for the first six years and quarterly installments during the seventh year.

Subject to certain exceptions, the Senior Secured Credit Facility is expected to be subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess operating cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met (payment beginning in 2006 for fiscal 2005).

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR’s parent; CDRV Holdings, Inc.; and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of June 30, 2005, none of the domestic subsidiaries of VWR met the definition of significant subsidiary under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates per annum applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate per annum applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of June 30, 2005, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 5.65% and 4.89%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminates on July 21, 2006. The 3-month EURIBOR rate was approximately 2.1% as of June 30, 2005.

Covenants

Our Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit facility requires us to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of June 30, 2005, the Company was in compliance with all of these covenants.

(b)   The Senior and Senior Subordinated Notes

The 6 7/8% unsecured senior notes mature on April 15, 2012. The 8% unsecured senior subordinated notes mature on April 15, 2014. Both the senior and senior subordinated notes require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The senior subordinated notes are subordinated in right of payment to all secured debt of the Company and the senior notes.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

Under the Senior Indenture and the Senior Subordinated Indenture, additional securities may be issued in one or more series from time to time, subject to certain covenant limitations.

(c)   Senior Discount Notes

On December 16, 2004, CDRV issued $481.0 aggregate principal amount at maturity ($299.4 proceeds) of 9 5/8% Senior Discount Notes due January 1, 2015 (“Senior Discount Notes”). The proceeds, net of $1.5 of debt issuance costs, were used to pay a cash dividend on our common stock in December 2004.

No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue on the notes and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent funds are available for distribution by CDRV’s subsidiaries to CDRV (net of applicable taxes and expenses) under applicable law and specified provisions of the indentures governing the unsecured notes as in effect on the issue date of the notes.

The indenture for the Senior Discount Notes contains covenants that, among other things, limits the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At June 30, 2005, the Company was in compliance with all covenants.

(7)   Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA contains certain tax provisions that may impact us over the next several years as those provisions become effective. We reviewed these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. Specifically, the AJCA provides for exclusion for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated as dividends, as defined in the AJCA. As a result of our review, we will not elect to repatriate any unremitted foreign earnings.

(8)   Defined Benefit Plans

The Company sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been the Company’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plans.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

Net periodic pension cost of the Company’s U.S. defined benefit plan includes the following components:

		Three Months Ended			Six Months Ended
	Successor	June 30, 2004		Successor	June 30, 2004
	Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
	Ended	April 7 -	April 1 -	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004	June 30, 2005	June 30, 2004	April 6, 2004
Service cost	$1.4	$1.6	$0.1	$3.3	$1.6	$1.8
Interest cost	2.1	1.8	0.2	4.3	1.8	2.2
Expected return on plan assets	(2.1)	(1.7)	(0.2)	(4.2)	(1.7)	(2.5)
Recognized net actuarial loss	—	—	—	—	—	0.8
Net periodic pension cost	$1.4	$1.7	$0.1	$3.4	$1.7	$2.3

The Company does not plan to make a contribution to the U.S. defined benefit plan during 2005.

During 2004, we launched a comprehensive study of our U.S. employee benefits programs. The study was designed to both benchmark our benefits from a competitive perspective and assess the balance of the program components in terms of employee needs. The Board of Directors approved a number of benefit changes during February 2005 that were implemented effective June 1, 2005. The most significant changes involved the curtailment of our U.S. pension plan, improvements in the rate of employer matching contributions to our 401(k) defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and the elimination of carryover vacation days by the end of 2006. These changes are expected to modestly reduce our benefit costs, prospectively.

As a result of the decision to curtail the pension plan, future benefits were frozen effective May 31, 2005. Most participants will earn no further benefits under the plan after that date. As a result, there was a reduction in the plan’s projected benefit obligation of $13.1 that was recorded as a reduction to pension liabilities. Goodwill and deferred tax assets were reduced by $8.0 and $5.1, respectively, as of March 31, 2005.

Net periodic pension cost of the Company’s significant Non-U.S. defined benefit plans in Germany, France and the UK include the following components:

		Three Months Ended			Six Months Ended
	Successor	June 30, 2004		Successor	June 30, 2004
	Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
	Ended	April 7 -	April 1 -	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004	June 30, 2005	June 30, 2004	April 6, 2004
Service cost	$0.9	$0.6	$—	$1.8	$0.6	$0.1
Interest cost	1.1	0.3	—	2.2	0.3	0.3
Expected return on plan assets	(1.0)	—	—	(2.0)	—	—
Net periodic pension cost	$1.0	$0.9	$—	$2.0	$0.9	$0.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

The Company made combined contributions to the Non-U.S. defined benefit plans of approximately $1.2 for the six months ended June 30, 2005 and expects to make additional contributions to the Non-U.S. defined benefit plans of approximately $1.5 during the remainder of 2005.

(9)   Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

		Three Months Ended			Six Months Ended
	Successor	June 30, 2004		Successor	June 30, 2004
	Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
	Ended	April 7 -	April 1 -	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004	June 30, 2005	June 30, 2004	April 6, 2004
Net income	$4.8	$8.5	$1.6	$5.3	$8.5	$20.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(27.4)	2.4	—	(33.4)	2.4	(3.7)
Unrealized gain on derivatives, net of tax	0.4	—	—	0.7	—	0.2
Comprehensive income (loss)	$(22.2)	$10.9	$1.6	$(27.4)	$10.9	$17.2

(10)   Segment Financial Information

The Company reports financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

Selected business segment financial information and reconciliation of reported operating income by segment to income before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

		Three Months Ended			Six Months Ended
	Successor	June 30, 2004		Successor	June 30, 2004
	Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
	Ended	April 7 -	April 1 -	Ended	April 7 -	January 1 -
	June 30, 2005	June 30, 2004	April 6, 2004	June 30, 2005	June 30, 2004	April 6, 2004
Net Sales
North American Lab	$479.5	$427.6	$36.0	$940.4	$427.6	$486.5
European Lab	281.2	221.1	21.6	550.0	221.1	283.0
Science Education	34.1	27.3	1.8	58.5	27.3	23.7
Total	$794.8	$676.0	$59.4	$1,548.9	$676.0	$793.2
Operating Income
North American Lab	$19.8	$25.6	$2.2	$34.3	$25.6	$28.5
European Lab	10.4	3.6	1.2	21.5	3.6	13.1
Science Education	2.6	2.5	—	2.0	2.5	(0.1)
Total	32.8	31.7	3.4	57.8	31.7	41.5
Interest income	(0.4)	(0.1)	—	(1.0)	(0.1)	(0.2)
Interest expense:
Interest on third party debt	26.0	16.0	—	51.7	16.0	1.7
Interest on push down debt	—	—	0.3	—	—	4.1
Other (income) expense, net	(0.8)	0.5	0.4	(1.8)	0.5	0.1
Income before income taxes	$8.0	$15.3	$2.7	$8.9	$15.3	$35.8

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct. Certain factors that might cause such a difference include those discussed in the section entitled “Forward-Looking Statements” contained in our Registration Statement on Form S-4 filed on April 15, 2005, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in the report might not occur.

Overview

Our net sales are derived primarily from the sale of scientific supplies, including laboratory supplies, research chemicals, apparatus, and to a lesser extent laboratory furniture and services. Freight costs that are billed to our customers are also included in net sales.

Our cost of sales consists primarily of the cost of inventory shipped and the cost of labor for services we provide on-site at our customer’s locations, such as storeroom management and product delivery. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

Selling, general and administrative expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and operating our distribution center facilities. These expenses also include depreciation and amortization.

The AGB and AI acquisitions were completed on April 1, 2005. The results of AGB and AI have been included in the European Lab segment and the North American Lab segment, respectively, from the date of the acquisitions. AGB had net sales of $8.7 million, gross profit of $2.6 million and operating income of $0.5 million for the three months ended June 30, 2005. AI had net sales of $4.6 million, gross profit of $2.2 million and operating income of $0.5 million for the three months ended June 30, 2005.

Compliance with the Sarbanes-Oxley Act

We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the compliance date of December 31, 2006. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure.

During 2005, the SEC issued guidance for non-accelerated filers that extended our anticipated compliance date by one year to December 31, 2006. Prior to the compliance date deferral, we expected to spend in excess of $5 million during 2005 in conducting our assessment of our internal control over financial reporting. Through June 30, 2005 we have spent approximately $2.1 million on external assistance and we anticipate spending an additional $3 million over the next eighteen months on our compliance program, exclusive of remediation costs that cannot be estimated at this time.

A component of this program will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address all of our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our senior financial team from, our operations or require additional spending above that exceeds our initial expectations.

Basis of Financial Statement Presentation

Prior to April 7, 2004, Merck KGaA was VWR’s ultimate parent company. On April 7, 2004, Merck KGaA sold its investment in VWR to CDRVA. As a result of the Acquisition, the financial statements for the periods included in our June 30, 2005 interim financial statements reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using predecessor and successor time periods. In order to provide a meaningful basis of comparing our results of operations for the three months and six months ended June 30, 2004, the results of operations for the “predecessor” period (January 1, 2004 through April 6, 2004) have been combined with the results of operations for the “successor” period (April 7, 2004 through June 30, 2004). All intercompany accounts and transactions have been eliminated.

The purchase price paid by Merck KGaA for the businesses was pushed down to VWR International Corporation’s financial statements from the date of acquisition and resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of either push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates we would have obtained if we were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on push down debt has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows, as this interest was not required to be paid to Merck KGaA.

The financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges for such services would have been material. The historical financial information does not reflect the added costs that we will incur as a separate company. These additional costs will include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act. This historical financial information also does not reflect the incremental costs associated with changes that occured in our capital structure and operations.

Effects of the Acquisition

The Acquisition has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted, as of the date of the Acquisition, to their respective fair values. This resulted in the recognition of significant identified intangible assets relating to customer relationships, trademarks and tradenames, an increase in pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments and the impact of the new debt and equity structure.

The recognition of the fair value of assets acquired resulted in higher net non-cash depreciation and amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense will be partially offset by tax deductions associated with such interest expense.

Constant Currency Analysis

We maintain operations in North America and in fifteen European countries. Approximately 40% of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” disclosures in this Report on Form 10-Q to remove the impact of the fluctuation in foreign exchange rates.

We utilize constant currency results in our analysis of segment performance. This means that we have translated financial data for a period into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for the previous comparable period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

Business Segments

We report our financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in pharmaceuticals, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Net Sales
North American Lab	$479.5	3.4%	$463.6	$940.4	2.9%	$914.1
European Lab	281.2	15.9%	242.7	550.0	9.1%	504.1
Science Education	34.1	17.2%	29.1	58.5	14.7%	51.0
Total	$794.8	8.1%	$735.4	$1,548.9	5.4%	$1,469.2

Net sales for the three and six months ended June 30, 2005 increased $59.4 million and $79.7 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $12.7 million and $29.4 million of the increase for the three and six months ended June 30, 2005, respectively. The current year acquisitions favorably impacted net sales by $13.3 million for the three and six months ended June 30, 2005. Excluding these effects, net sales increased by 4.5% and 2.5%, respectively, from the comparable periods of 2004. The net sales growth for both periods was experienced by all of our segments.

Net sales in the North American Lab segment for the three and six months ended June 30, 2005 increased $15.9 million and $26.3 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $3.5 million and $6.8 million of the increase for the three and six months ended June 30, 2005, respectively. The current year acquisition favorably impacted net sales by $4.6 million for the three and six months ended June 30, 2005. Excluding these effects, net sales increased by 1.7% and 1.6%, respectively, from the comparable periods of 2004. Our net sales in the bio-pharmaceutical and education markets experienced low single-digit growth for the first two quarters of 2005 while net sales in the industrial market were down in the first quarter of 2005 and up slightly in the second quarter of 2005.

Net sales in the European Lab segment for the three and six months ended June 30, 2005 increased $38.5 million and $45.9 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $9.2 million and $22.6 million of the increase for the three and six months ended June 30, 2005, respectively. The current year acquisition favorably impacted net sales by $8.7 million for the three and six months ended June 30, 2005. Excluding these effects, net sales increased by 8.5% and 2.9%, respectively, from the comparable periods of 2004. Our European Lab segment operates in fifteen countries and results are heavily influenced by the larger countries in which we operate such as Germany, UK, and France. These large markets experienced sluggish economic growth, which suppressed demand for our products during the first quarter of 2005. These large markets and the majority of our smaller operations in other countries experienced growth during the second quarter of 2005. This growth was primarily driven by the bio-pharmaceutical and industrial markets. Partially offsetting this growth was a decline in the resellers market.

Net sales in the Science Education segment for the three and six months ended June 30, 2005 increased $5.0 million and $7.5 million, respectively, over the comparable periods of 2004. These increases were primarily driven by increased sales activity in both the publishers and education markets. This segment is highly seasonal and has historically earned a disproportionately high share of its net sales and operating income in the third quarter of each year.

Gross Profit

The following table presents gross profit for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross profit	$200.8	$186.2	$393.5	$376.3
Percentage of net sales (gross margin)	25.3%	25.3%	25.4%	25.6%

Gross profit for the three and six months ended June 30, 2005 increased $14.6 million and $17.2 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $3.5 million and $8.4 million of the increase for the three and six months ended June 30, 2005, respectively. The current year acquisitions favorably impacted gross profit by $4.8 million for the three and six months ended June 30, 2005. Excluding these effects, gross profit increased by $6.3 million and $4.0 million, respectively, from the comparable periods of 2004. During the first and second quarters of 2005, our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased as a result of product mix and price pressures and the Science Education segment gross margin percentages decreased as result of product mix and price pressures in both the publishers and education markets.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses (“SG&A”) for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Selling, general and administrative expenses	$168.0	$151.1	$335.7	$303.1
Percentage of net sales	21.1%	20.5%	21.7%	20.6%

Since the Acquisition in April 2004, we made significant investments in sales, marketing, and sourcing personnel to support our revenue and strategic growth plans and expanded our finance and administrative capabilities to support the Company as a stand-alone entity. At the same time, we also implemented various restructuring and cost reduction programs to partially offset the costs of these investments, redirect resources to align with our strategy and improve operating effectiveness. As a result, SG&A has increased in comparison to the corresponding periods of the proceeding year. Partially offsetting the cost increases are savings from our 2004 restructuring efforts that primarily reduced SG&A in our European Lab segment.

For the three months ended June 30, 2005, SG&A increased $16.9 million over the comparable period of 2004. Foreign currency changes increased these expenses by $2.9 million and the current year acquisitions added $3.8 million. Further increasing SG&A were $1.8 million of charges, primarily severance, associated with a cost reduction program in the North American Lab segment and $3.3 million of charges in the European Lab segment related to the closing of a facility in the UK and severances and related costs for personnel in our German, French and Nordic operations. Excluding these effects, SG&A costs increased by $5.1 million or 3.4% for the three months ended June 30, 2005 over the three months ended June 30, 2004. Additionally, SG&A for the second quarter of 2005, excluding the acquisitions and cost reduction programs discussed above and a decrease due to foreign currency changes of $3.1 million from the first quarter of 2005 was $162.2 million. SG&A, excluding the cost reduction program of $2.1 million, was $165.6 million for the first quarter of 2005. This decline of $3.4 million or 2.1% reflects incremental savings from the Company’s 2004 restructuring program, the first quarter 2005 cost reduction program and ongoing spending controls.

For the six months ended June 30, 2005, SG&A increased $32.6 million over the comparable period of 2004. Foreign currency changes increased these expenses by $6.9 million and the current year acquisitions added $3.8 million. Further increasing SG&A were $3.9 million of charges, primarily severance, associated with cost reduction programs in the North American Lab segment and $3.3 million of charges in the European Lab segment related to the closing of a facility in the UK and severances and related costs for personnel in our German, French and Nordic operations. Excluding these effects, SG&A costs increased by $14.7 million or 4.8% for the six months ended June 30, 2005 over the six months ended June 30, 2004. This increase primarily reflects our aforementioned investments in personnel, inflation, partially offset by savings from the 2004 restructuring program and first quarter 2005 cost reduction program.

We expect to incur additional severance charges in the second half of 2005 as we continue to optimize our cost structure.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		% of		% of		% of		% of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Operating Income

North American Lab	$19.8	4.1%	$27.8	6.0%	$34.3	3.6%	$54.1	5.9%
European Lab	10.4	3.7%	4.8	2.0%	21.5	3.9%	16.7	3.3%
Science Education	2.6	7.6%	2.5	8.6%	2.0	3.4%	2.4	4.7%
Total	$32.8	4.1%	$35.1	4.8%	$57.8	3.7%	$73.2	5.0%

As a result of the factors described above, operating income for the three and six months ended June 30, 2005 decreased $2.3 million and $15.4 million, respectively, from the comparable periods of 2004. Foreign currency changes increased operating income by $0.6 million and $1.5 million for the three and six months ended June 30, 2005, respectively. The current year acquisitions favorably impacted operating income by $1.0 million for the three and six months ended June 30, 2005. Excluding these effects, operating income decreased by $3.9 million and $17.9 million, respectively, from the comparable periods of 2004. The decrease for the three months ended June 30, 2005 was the result of an SG&A increase of $10.2 million, which includes $5.1 million for the cost reduction programs, partially offset by a gross profit increase of $6.3 million primarily attributable to increased sales volume. The decrease for the six months ended June 30, 2005 was the result of an SG&A increase of $21.9 million, which includes $7.2 million of charges for the cost reduction programs, partially offset by a gross profit increase of $4.0 million primarily attributable to increased sales volume.

Operating income in the North American Lab segment for the three and six months ended June 30, 2005 decreased $8.0 million and $19.8 million, respectively, from the comparable periods of 2004. Foreign currency changes increased operating income by $0.3 million and $0.7 million for the three and six months ended June 30, 2005, respectively. The current year acquisition favorably impacted operating income by $0.5 million for the three and six months ended June 30, 2005. Excluding these effects, operating income decreased by $8.8 million and $21.0 million, respectively, from the comparable periods of 2004. These decreases in operating income are due to additional SG&A expenses from increased investment in the business, increases to corporate costs that are allocated to this segment and the expenses related to 2005 cost reduction programs of $1.8 million and $3.9 million for the three and six months ended June 30, 2005, respectively. Partially offsetting these cost increases were improvements in gross profit of $1.1 million and $4.3 million for the three and six months ended June 30, 2005, respectively, primarily related to period-over-period sales growth.

Operating income in the European Lab segment for the three and six months ended June 30, 2005 increased $5.6 million and $4.8 million, respectively, over the comparable periods of 2004. Foreign currency changes increased operating income by $0.3 million and $0.8 million for the three and six months ended June 30, 2005, respectively. The current year acquisition favorably impacted operating income by $0.5 million for the three and six months ended June 30, 2005. Excluding these effects, operating income increased by $4.8 million and $3.5 million, respectively, from the comparable periods of 2004. The increase for the three months ended June 30, 2005 is the result of increased gross profit of $3.6 million primarily attributable to increased sales volume and savings from 2004 restructuring efforts that more than offset costs from the 2005 cost reduction programs. The increase in operating income for the six months ended June 30, 2005 is primarily the result of savings from 2004 restructuring efforts that more than offset charges related to the 2005 cost reduction programs and decreased gross profit of $2.0 million that resulted from a softer first quarter of 2005.

Operating income in the Science Education segment increased $0.1 million for the three months ended June 30, 2005 over the comparable period of 2004 and decreased $0.4 million for the six months ended June 30, 2005 from the comparable period of 2004. This segment’s decline in gross margin, primarily attributable to product mix, as well as additional investments in its sales force and warehouse support have negatively impacted operating results during the first two quarters of 2005. As noted previously, this segment’s operating results are highly seasonal and biased to the third quarter of every fiscal year.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three and six months ended June 30, 2005 increased to $25.6 million and $50.7 million, respectively, from $16.2 million and $21.5 million for the comparable periods of 2004. These increases are due to the new capital structure established in connection with the Acquisition on April 7, 2004 and the issuance of the Senior Discount Notes on December 16, 2004 that resulted in a higher level of outstanding debt and higher interest rates. The increase in interest rates in the successor period reflects market rates for third party debt as compared to the predecessor period where substantially all debt was intercompany. In addition, the variable interest rates on our Senior Secured Credit Facility were higher during the second quarter of 2005 than the second quarter of 2004.

Other (Income) Expense, net

Other income, net was $0.8 million and $1.8 million for the three and six months ended June 30, 2005, respectively, compared to other expense, net of $0.9 million and $0.6 million for the comparable periods of 2004. The shift from expense in 2004 to income in 2005 is due to exchange losses on foreign currency transactions in 2004 and exchange gains in 2005.

Income Taxes

The effective income tax rate for the three months and six months ended June 30, 2005 was 40.2% and 40.7%, respectively, compared to 43.9% and 42.8% for the comparable periods of 2004. The 2004 effective tax rates were adversely impacted by losses and related valuation allowances associated with our operations in France. In 2005, we do not anticipate such a significant unfavorable impact.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient funds from both internal and external sources to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range objectives and meeting debt service commitments.

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations, borrowings under our Senior Secured Credit Facility, and credit terms from our suppliers, which approximate receivable terms to our customers.

Working capital, excluding cash and debt, was $226.9 million and $225.4 million at June 30, 2005 and December 31, 2004, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 48.3 days and 49.0 days for the quarterly periods ended June 30, 2005 and December 31, 2004, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate. Trade receivables tend to increase in the third quarter as a result of higher sales of our Science Education segment to primary and secondary schools.

Inventories.   Days supply of inventory were 38.6 days and 39.1 days for the quarterly periods ended June 30, 2005 and December 31, 2004, respectively, due primarily to continuous efforts to reduce inventory levels while maintaining customer service levels. Inventories tend to increase during the second quarter to support higher sales in the third quarter due in part to higher sales to primary and secondary schools in the third quarter in our Science Education segment.

Accounts Payable.   Days payables outstanding were 55.0 days and 52.5 days for the quarterly periods ended June 30, 2005 and December 31, 2004, respectively, mainly due to continued efforts to improve working capital. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we make payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2005	2004
Cash flow from operations, excluding working capital	$46.0	$53.2
Cash flow from working capital changes, net	(4.0)	96.7
Cash flow from operations	$42.0	$149.9

We generated $42.0 million of cash flow from operations during the six months ended June 30, 2005 compared to $149.9 million during the comparable period of 2004. The decrease in cash flow from operations was the result of programs implemented during the first half of 2004 to significantly improve working capital management. Subsequent to this initial improvement, working capital levels have remained relatively stable. To a lesser extent, reductions in net income in 2005 compared to 2004 have also resulted in lower cash flow from operations.

Net cash used in investing activities was $50.6 million for the six months ended June 30, 2005 compared to $1,566.5 million for the comparable period of 2004. This decrease was mainly the result of the Acquisition, partially offset by investments to acquire businesses during 2005.

Net cash used in financing activities was $30.3 million for the six months ended June 30, 2005 compared to cash provided by financing activities of $1,613.5 million for the comparable period of 2004. The 2005 cash usage is primarily a result of net debt payments of $5.4 million and a net change in our bank checks outstanding of $24.9 million. Net cash provided in 2004 was primarily due to the Acquisition and the new capital structure we established.

Prior to the Acquisition on April 7, 2004, cash flow from operating activities and after investing activities was used to pay down debt or to pay dividends to Merck KGaA. Under the credit agreement for our Senior Secured Credit Facility, beginning in the first quarter of fiscal 2006, Excess Cash Flow (as defined in the credit agreement) will be required to be used to prepay credit agreement debt, in addition to scheduled principal payments. Based upon current levels of operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our $150.0 million five year multi-currency revolving credit facility, which is a component of our Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of our Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of June 30, 2005, we had $74.3 million of cash and cash equivalents on hand.

As of June 30, 2005, we had outstanding indebtedness of $1,387.2 million, which consists primarily of $520.0 million aggregate principal amount of senior and senior subordinated notes, $315.1 million accreted value of Senior Discount Notes, a $379.9 million U.S. dollar-denominated term loan, and a $160.5 million Euro-denominated term loan.

Indebtedness Prior to the Acquisition

Substantially all indebtedness prior to the Acquisition was intercompany debt with Merck KGaA.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, we entered into the Senior Secured Credit Facility, which consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $160.5 million on a U.S. dollar equivalent basis as of June 30, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of June 30, 2005, there was no outstanding balance on the multi-currency revolving credit facility. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of June 30, 2005, we had $11.3 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $138.7 million.

The credit agreement governing the Senior Secured Credit Facility contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The senior secured credit agreement also requires the Company to maintain certain financial covenants, including a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. See “Credit Agreement Financial Covenants; Credit Agreement EBITDA” below. As of June 30, 2005, the Company was in compliance with all covenants.

Senior and Senior Subordinated Notes.   On April 7, 2004, we issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At June 30, 2005, the Company was in compliance with all covenants.

Senior Discount Notes.   On December 16, 2004, CDRV issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due January 1, 2015. The net proceeds of the issuance were used to pay a dividend to the holders of our common stock. The Senior Discount Notes are senior unsecured obligations of CDRV and are structurally subordinated to all obligations and other liabilities of CDRV’s existing and future subsidiaries. No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent funds are available for distribution to CDRV under specified provisions of the indentures governing our senior notes and senior subordinated notes and applicable law.

The terms of the Senior Secured Credit Facility and the indentures governing our senior notes and senior subordinated notes significantly restrict VWR from making distributions and otherwise transferring assets to CDRV.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under our Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under our Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants set forth in the credit agreement for our Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those terms are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for our Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under our Senior Secured Credit Facility. We are in compliance with these financial covenants as of June 30, 2005.

Credit Agreement EBITDA as presented herein is a VWR financial measure that is used in the credit agreement for our Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends to CDRV Holdings, Inc.

Credit Agreement EBITDA is not used in the indentures for the senior notes, senior subordinated notes, and senior discount notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio”, which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The calculation of VWR’s Credit Agreement EBITDA for the period indicated is set forth below.

12 Months Ended
June 30, 2005
(Unaudited)
(Dollars in millions)
Net income	$37.7
Income tax provision	25.9
Interest expense, net	71.0
Depreciation and amortization	34.6
Non-cash charges(1)	7.3
Other extraordinary, unusual or non-recurring items(2)	7.6
Adjustment for pro-forma effect of material acquisitions(3)	3.3
Credit Agreement EBITDA	$187.4

(1)          Non-cash charges include pension, postretirement and post employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; and LIFO adjustments.

(2)          Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

(3)          Adjustment for pro-forma effect of material acquisitions, as defined, is reflected in the calculation of Credit Agreement EBITDA on a pro-forma basis as if the acquisitions of AGB and AI occurred on July 1, 2004.

The test periods for compliance with the financial covenants in the credit agreement for our Senior Secured Credit Facility began on July 1, 2004. The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
July 1, 2004 - December 30, 2005	7.25 to 1.00	1.80 to 1.00
December 31, 2005 - December 30, 2006	7.00 to 1.00	1.90 to 1.00
December 31, 2006 - December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007 - December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008 - December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009 - December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth VWR’s specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the period indicated.

12 Months Ended
June 30, 2005
(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	5.7
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	2.9

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to revenue recognition, environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-4 filed on April 15, 2005, as amended, for the Company’s critical accounting policies.

Item 3—Quantitative and Qualitative Disclosure about Market Risk

Refer to the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement on Form S-4 filed on April 15, 2005, as amended, for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of June 30, 2005.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of June 30, 2005.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRV INVESTORS, INC.
	By:	/s/ JACK L. WYSZOMIERSKI
	Name:	Jack L. Wyszomierski
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
August 12, 2005