Form 10-Q
period 2005-09-30
CDRV Investors, Inc.
filed 2005-11-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of September 30, 2005, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 14, 2005 was 5,753,822.

CDRV INVESTORS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets—September 30, 2005 (Unaudited) and December 31, 2004	3
	Consolidated Statements of Operations (Unaudited)—for the three months ended September 30, 2005 and 2004	4
	Consolidated Statements of Operations (Unaudited)—for the nine months ended September 30, 2005 and the periods included in the nine months ended September 30, 2004	5
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Unaudited)—for the nine months ended September 30, 2005	6
	Consolidated Statements of Cash Flows (Unaudited)—for the nine months ended September 30, 2005 and the periods included in the nine months ended September 30, 2004	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION:
Item 6.	Exhibits	33
Signature		34

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CDRV INVESTORS, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58.9	$116.9
Trade accounts receivable, less reserves of $7.0 and $6.0, respectively	459.3	413.4
Other receivables	27.9	19.7
Inventories	267.3	248.9
Other current assets	22.5	27.8
Total current assets	835.9	826.7
Property and equipment, net	155.5	154.4
Investments	8.0	8.7
Goodwill	921.5	907.0
Other intangible assets, net	551.6	570.8
Deferred income taxes	37.8	34.4
Other assets	48.3	46.5
Total assets	$2,558.6	$2,548.5
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term bank debt and current portion of capital lease obligations	$9.5	$12.9
Accounts payable	357.4	333.8
Accrued expenses	155.9	151.7
Total current liabilities	522.8	498.4
Long-term debt	1,377.2	1,380.1
Capital lease obligations	4.6	6.1
Other long-term liabilities	63.6	81.3
Deferred income taxes	250.9	241.1
Total liabilities	2,219.1	2,207.0
Common stock purchase subject to guarantee agreement	2.7	2.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,777,772 shares issued and 5,753,822 outstanding at September 30, 2005; 5,741,217 shares issued and 5,740,517 outstanding at December 31, 2004	0.1	0.1
Additional paid-in capital	265.6	263.4
Retained earnings	39.7	22.1
Unamortized value of restricted stock issued	(0.3)	(0.3)
Accumulated other comprehensive income	33.1	53.4
Treasury stock, at cost, 23,950 shares at September 30, 2005 and 700 shares at December 31, 2004	(1.4)	(0.1)
Total stockholders’ equity	336.8	338.6
Total liabilities and stockholders’ equity	$2,558.6	$2,548.5

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Successor Three Months Ended September 30,
	2005	2004
Net sales	$812.0	$760.5
Cost of goods sold	602.4	562.8
Gross profit	209.6	197.7
Selling, general and administrative expenses	162.3	156.5
Operating income	47.3	41.2
Interest income	(0.8)	(0.3)
Interest expense	27.1	17.2
Other (income) expense, net	(1.3)	(1.1)
Income before income taxes	22.3	25.4
Income tax provision	10.0	11.8
Net income	$12.3	$13.6

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations (Continued)
(Dollars in millions)
(Unaudited)

	Successor	Nine Months Ended September 30, 2004
	Nine Months	Successor
	Ended	April 7-	Predecessor
	September 30,	September 30,	January 1-
	2005	2004	April 6, 2004
Net sales	$2,360.9	$1,436.5	$793.2
Cost of goods sold	1,757.8	1,067.7	588.0
Gross profit	603.1	368.8	205.2
Selling, general and administrative expenses	498.0	295.9	163.7
Operating income	105.1	72.9	41.5
Interest income	(1.8)	(0.4)	(0.2)
Interest expense:
Interest on third party debt	78.8	33.2	1.7
Interest on push down debt	—	—	4.1
Other (income) expense, net	(3.1)	(0.6)	0.1
Income before income taxes	31.2	40.7	35.8
Income tax provision	13.6	18.6	15.1
Net income	$17.6	$22.1	$20.7

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Nine Months Ended September 30, 2005
(Dollars in millions)
(Unaudited)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at January 1, 2005	5,741,217	$0.1	$263.4	$22.1	$(0.3)	$53.4	700	$(0.1)	$338.6
Reduction of common stock purchase subject to guarantee agreement	—	—	0.2	—	—	—	—	—	0.2
Issuance of common stock in connection with acquisition (Note 5)	8,929	—	0.5	—	—	—	—	—	0.5
Issuance of common stock in connection with our stock incentive plan	27,626	—	1.5	—	—	—	—	—	1.5
Acquisition of treasury stock	—	—	—	—	—	—	23,250	(1.3)	(1.3)
Comprehensive income (loss) (Note 8):
Net income	—	—	—	17.6	—	—	—	—	17.6
Foreign currency translation adjustment	—	—	—	—	—	(20.0)	—	—	(20.0)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(0.3)	—	—	(0.3)
Total comprehensive (loss)									(2.7)
Balance at September 30, 2005	5,777,772	$0.1	$265.6	$39.7	$(0.3)	$33.1	23,950	$(1.4)	$336.8

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

		Nine Months Ended
	Successor	September 30, 2004
	Nine Months	Successor
	Ended	April 7 -	Predecessor
	September 30,	September 30,	January 1 -
	2005	2004	April 6, 2004
Cash flows from operating activities:
Net income	$17.6	$22.1	$20.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.2	16.8	8.9
Gain on sale of assets	(0.1)	—	—
Interest on push down debt, net of tax	—	—	2.5
Noncash interest accretion	22.1	—	—
Amortization of debt issuance costs	4.1	2.3	—
Deferred income tax expense	6.0	1.4	0.9
Provision for doubtful accounts	2.6	2.2	0.6
Changes in working capital:
Trade accounts receivable	(61.9)	(15.8)	(26.8)
Other receivables	(6.9)	(1.3)	8.7
Inventories	(24.2)	16.9	17.5
Other assets	(3.3)	(9.7)	1.9
Accounts payable	35.0	18.1	61.7
Other liabilities	(2.0)	29.6	0.9
Net cash provided by operating activities	14.2	82.6	97.5
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	—	(1,539.1)	—
Transaction costs	(1.2)	(19.4)	—
Acquisitions of businesses, net of cash acquired	(44.5)	(2.7)	—
Capital expenditures	(12.1)	(6.9)	(3.3)
Proceeds from sale of property and equipment	0.3	0.2	0.4
Net cash used in investing activities	(57.5)	(1,567.9)	(2.9)
Cash flows from financing activities:
Proceeds from debt	2.9	1,164.8	13.3
Repayment of debt	(11.3)	(109.1)	(6.8)
Decrease in notes receivable from Merck KGaA and affiliates	—	—	4.1
Net change in bank checks outstanding	(3.1)	(0.8)	(2.1)
Issuance of 5,500,000 shares of common stock, net	—	531.3	—
Proceeds from stock incentive plan, net	1.3	20.9	—
Cash paid for debt issuance costs	(0.8)	(37.8)	—
Acquisition of treasury stock	(1.3)	—	—
Net cash (used in) provided by financing activities	(12.3)	1,569.3	8.5
Effect of exchange rate changes on cash	(2.4)	0.6	(0.6)
Net (decrease) increase in cash and cash equivalents	(58.0)	84.6	102.5
Cash and cash equivalents beginning of period	116.9	—	28.3
Cash and cash equivalents end of period	$58.9	$84.6	$130.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42.0	$11.5	$1.3
Income taxes paid, net	$13.1	$26.2	$4.2

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

(b)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of CDRV and its subsidiaries after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Registration Statement on Form S-4 filed on April 15, 2005, as amended. The Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Registration Statement on Form S-4 filed on April 15, 2005, as amended.

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

Certain amounts from prior periods have been reclassified to conform to the current presentation.

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

In March 2005, the FASB issued Interpretation No. 47, An Interpretation of FASB No. 143. SFAS No. 143, Accounting for Assets Retirement Obligations (“SFAS No. 143”), which addresses financial

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount would then be amortized over the life of the asset. The liability would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows. This Interpretation addresses the legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. This Interpretation is effective December 31, 2005. We have not yet determined whether the adoption of this Interpretation will have a material impact on our financial condition or results of operations.

(3)   Stock-Based Compensation

The Company measures compensation expense for the stock-based employee compensation plan using the intrinsic value method of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Therefore, the Company has not recognized compensation expense for its options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$12.3	$17.6
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)	(0.9)
Pro-forma net income	$12.0	$16.7

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	4.00%
Expected life of options	4 years
Volatility	20%
Expected dividend yield	0.0%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

(4)   Restructuring

(a)         Restructuring as a Result of the Acquisition

The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations.

During the first half of 2005, we implemented various restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of approximately $24.5 in the first half of 2005, which have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). These charges primarily reflect severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations.

The charge for environmental remediation in France of approximately $6.4 is based on estimates obtained from environmental engineering firms considering requirements set forth under existing rules and regulations in France. There can be no assurance that such estimates will ultimately be sufficient to cover actual remediation costs, which may be required by regulatory authorities.

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of the Acquisition during the nine months ended September 30, 2005.

	Balance as of	Accruals	Cash		Balance as of
	January 1,	Charged to	Payments/	Translation	September 30,
	2005	Goodwill	Other	Adjustments	2005
Severance and termination benefits	$21.0	$13.4	$(22.1)	$(2.0)	$10.3
Facilities related	0.5	10.9	(1.6)	(0.8)	9.0
Other	0.3	0.2	(0.5)	—	—
Totals	$21.8	$24.5	$(24.2)	$(2.8)	$19.3

The majority of these accrued expenses will be paid out by the end of 2006.

(b)          Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during the nine months ended September 30, 2005. In connection with these actions, we recorded accruals in the nine-month period ended September 30, 2005 related to severance and other costs totaling approximately $11.5 ($2.1, $5.1 and $4.3 for the quarters ended March 31, June 30, and September 30, 2005, respectively). In addition, we incurred approximately $0.8 for duplicate expenditures incurred in our UK operations related to the transition of certain services. These amounts are included in selling, general and administrative expenses in the accompanying statements of operations.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs during the nine months ended September 30, 2005.

	Balance as of	Accruals	Cash		Balance as of
	January 1,	Charged to	Payments/	Translation	September 30,
	2005	Earnings	Other	Adjustments	2005
Severance and termination benefits	$—	$10.3	$(5.4)	$—	$4.9
Facilities related	—	1.2	—	—	1.2
Totals	$—	$11.5	$(5.4)	$—	$6.1

The majority of these accrued expenses will be paid out by the end of 2006.

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

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company for the nine months ended September 30, 2004 as if the Acquisition and the issuance of the senior discount notes discussed in Note 6(c) had occurred as of January 1, 2004.

Net sales	$2,229.7
Income before income taxes	40.0
Net income	19.8

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

(b)          Acquisition of AGB Scientific Ltd., Advanced Instruments Sales & Service, Inc. and Technical Service Lab B.V.

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

On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for initial cash consideration of approximately $3.1. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

Cash consideration for these acquisitions was funded from cash and cash equivalents on hand.

Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(c)           Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance as of January 1, 2005	$645.0	$192.8	$69.2	$907.0
Changes as a result of purchase accounting adjustments for the Acquisition:
Restructuring charges, net of tax	1.1	19.2	0.2	20.5
Curtailment of benefit plans, net of tax(1)	(12.1)	—	—	(12.1)
Other adjustments, net(2)	(3.6)	—	(1.6)	(5.2)
Other acquisitions(3)	7.1	22.4	—	29.5
Currency translation changes	5.8	(24.0)	—	(18.2)
Balance as of September 30, 2005	$643.3	$210.4	$67.8	$921.5

(1)          During the first quarter of 2005, the Company finalized its plans with regard to the curtailment of certain U.S. benefit plans. In accordance with EITF 95-3, the curtailment gains of $12.1, net of tax, were recorded as reductions to goodwill. See Note 7 for further information.

(2)          Other adjustments, net reflect the resolution of certain pre-Acquisition tax contingencies in North American Lab and an adjustment to purchase price allocation for Science Education.

(3)          The allocation of purchase price for the AGB, AI and TSL acquisitions have been made based upon management estimates and third-party valuations that have not been finalized. Accordingly, the purchase price allocations are preliminary and revisions will be necessary.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

The following schedule sets forth the major classes of intangible assets held at September 30, 2005:

	Lives
Amortized Intangibles:
Customer Relationships in North America	20 - 33	$245.8
Customer Relationships in Europe	20	69.8
Chemical Supply Agreements	10	29.9
Other	various	4.5
Less: Accumulated Amortization		(21.1)
Amortized Intangibles, net		328.9
Unamortized Intangibles:
Trademarks and Tradenames		222.7
Total Intangible Assets		$551.6

(6)   Long-Term Borrowings and Senior Secured Credit Facilities

Following is a summary of our debt obligations:

	September 30,	December 31,
	2005	2004
Senior Secured Credit Facility	$539.9	$559.5
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
$481.0 aggregate principal amount at maturity of 9 5/8% Senior Discount Notes due 2015	322.7	300.6
Bank loans	2.4	11.9
Capital leases	6.3	7.1
Total debt	1,391.3	1,399.1
Less short-term portion	(9.5)	(12.9)
Total long-term portion	$1,381.8	$1,386.2

(a)         Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $689.9 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €132.7 million (or approximately $160.0 and $179.6 on a U.S. dollar equivalent basis as of September 30, 2005 and December 31, 2004, respectively), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of September 30, 2005, we had $11.6 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $138.4.

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

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR’s parent; CDRV Holdings, Inc.; and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of September 30, 2005, none of the domestic subsidiaries of VWR met the definition of significant subsidiary under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates per annum applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate per annum applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of September 30, 2005, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 6.14% and 4.88%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminates on July 21, 2006. The 3-month EURIBOR rate was approximately 2.2% as of September 30, 2005.

Covenants

Our Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

engage in certain transactions with affiliates. In addition, the Senior Secured Credit facility requires us to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of September 30, 2005, the Company was in compliance with all of these covenants.

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

The indenture for the Senior Discount Notes contains covenants that, among other things, limits the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At September 30, 2005, the Company was in compliance with all covenants.

(7)   Defined Benefit Plans

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

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements
(Dollars in millions)
(Unaudited)

Net periodic pension cost of the Company’s U.S. defined benefit plan includes the following components:

				Nine Months Ended
			Successor	September 30, 2004
	Successor		Nine Months	Successor
	Three Months Ended		Ended	April 7 -	Predecessor
	September 30,		September 30,	September 30,	January 1 -
	2005	2004	2005	2004	April 6, 2004
Service cost	$0.6	$1.7	$3.9	$3.3	$1.8
Interest cost	1.9	2.2	6.2	4.0	2.2
Expected return on plan assets	(2.1)	(2.1)	(6.3)	(3.8)	(2.5)
Recognized net actuarial loss	—	—	—	—	0.8
Net periodic pension cost	$0.4	$1.8	$3.8	$3.5	$2.3

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

As a result of the decision to curtail the pension plan, future benefits were frozen effective May 31, 2005 for most participants. Most participants will earn no further benefits under the plan after that date. As a result, there was a reduction in the plan’s projected benefit obligation of $19.4 that was recorded as a reduction to pension liabilities. Goodwill and deferred tax assets were reduced by $11.9 and $7.5, respectively.

Net periodic pension cost of the Company’s significant Non-U.S. defined benefit plans in Germany, France and the UK include the following components:

				Nine Months Ended
			Successor	September 30, 2004
	Successor		Nine Months	Successor
	Three Months Ended		Ended	April 7 -	Predecessor
	September 30,		September 30,	September 30,	January 1 -
	2005	2004	2005	2004	April 6, 2004
Service cost	$0.8	$0.5	$2.6	$1.1	$0.1
Interest cost	1.0	0.3	3.2	0.6	0.3
Expected return on plan assets	(0.9)	—	(2.9)	—	—
Net periodic pension cost	$0.9	$0.8	$2.9	$1.7	$0.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions)
(Unaudited)

The Company made combined contributions to the Non-U.S. defined benefit plans of approximately $1.8 for the nine months ended September 30, 2005 and expects to make additional contributions to the Non-U.S. defined benefit plans of approximately $0.8 during the remainder of 2005.

(8)   Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

				Nine Months Ended
			Successor	September 30, 2004
	Successor		Nine Months	Successor
	Three Months Ended		Ended	April 7 -	Predecessor
	September 30,		September 30,	September 30,	January 1 -
	2005	2004	2005	2004	April 6, 2004
Net income	$12.3	$13.6	$17.6	$22.1	$20.7
Other comprehensive income (loss):
Foreign currency translation adjustment	13.4	12.1	(20.0)	14.5	(3.7)
Unrealized (loss) gain on derivatives, net of tax	(1.0)	(0.1)	(0.3)	(0.1)	0.2
Comprehensive income (loss)	$24.7	$25.6	$(2.7)	$36.5	$17.2

(9)   Segment Financial Information

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

				Nine Months Ended
			Successor	September 30, 2004
	Successor		Nine Months	Successor
	Three Months Ended		Ended	April 7 -	Predecessor
	September 30,		September 30,	September 30,	January 1 -
	2005	2004	2005	2004	April 6, 2004
Net Sales
North American Lab	$490.0	$464.0	$1,430.4	$891.6	$486.5
European Lab	264.4	242.4	814.4	463.5	283.0
Science Education	57.6	54.1	116.1	81.4	23.7
Total	$812.0	$760.5	$2,360.9	$1,436.5	$793.2
Operating Income
North American Lab	$28.7	$24.7	$63.0	$50.3	$28.5
European Lab	7.1	5.6	28.6	9.2	13.1
Science Education	11.5	10.9	13.5	13.4	(0.1)
Total	47.3	41.2	105.1	72.9	41.5
Interest income	(0.8)	(0.3)	(1.8)	(0.4)	(0.2)
Interest expense:
Interest on third party debt	27.1	17.2	78.8	33.2	1.7
Interest on push down debt	—	—	—	—	4.1
Other (income) expense, net	(1.3)	(1.1)	(3.1)	(0.6)	0.1
Income before income taxes	$22.3	$25.4	$31.2	$40.7	$35.8

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

The AGB and AI acquisitions were completed on April 1, 2005. The TSL acquisition was completed on July 1, 2005. The results of AGB and TSL have been included in the European Lab segment and the results of AI have been included in the North American Lab segment from the date of the acquisitions. AGB had net sales of $8.4 million and $17.1 million, gross profit of $2.6 million and $5.2 million and operating income of $0.6 million and $1.1 million for the three and nine months ended September 30, 2005, respectively. AI had net sales of $4.4 million and $9.0 million, gross profit of $2.0 million and $4.2 million and operating income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2005, respectively. TSL had net sales of $0.4 million, gross profit of $0.2 million and operating income of $0.1 million for the three months ended September 30, 2005.

Compliance with the Sarbanes-Oxley Act

We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the mandatory compliance date of December 31, 2007. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure.

During the third quarter of 2005, the SEC issued guidance that extended our compliance date by one year from December 31, 2006 to December 31, 2007. For the nine months ended September 30, 2005, we expensed approximately $2.6 million of external assistance related to our Sarbanes-Oxley compliance program.

A component of this program will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address all of our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract, our senior financial team from, our operations.

Basis of Financial Statement Presentation

Prior to April 7, 2004, Merck KGaA was VWR’s ultimate parent company. On April 7, 2004, Merck KGaA sold its investment in VWR to CDRVA. As a result of the Acquisition, the financial statements for the periods included in our September 30, 2004 interim financial statements reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using predecessor and successor time periods. In order to provide a meaningful basis of comparing our results of operations for the nine months ended September 30, 2004, the results of operations for the “predecessor” period (January 1, 2004 through April 6, 2004) have been combined with the results of operations for the “successor” period (April 7, 2004 through September 30, 2004). All intercompany accounts and transactions have been eliminated.

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

The financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges from Merck KGaA for such services would have been material. The historical financial information does not reflect the added costs that we incur as a separate company. These additional costs include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act. This historical financial information also does not reflect the incremental costs associated with changes that occured in our capital structure and operations.

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

Constant Currency Analysis

We maintain operations in North America and in fifteen European countries. Approximately 41% of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” disclosures in this Report on Form 10-Q to remove the impact of the fluctuation in foreign exchange rates.

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

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Net Sales
North American Lab	$490.0	5.6%	$464.0	$1,430.4	3.8%	$1,378.1
European Lab	264.4	9.1%	242.4	814.4	9.1%	746.5
Science Education	57.6	6.5%	54.1	116.1	10.5%	105.1
Total	$812.0	6.8%	$760.5	$2,360.9	5.9%	$2,229.7

Net sales for the three and nine months ended September 30, 2005 increased $51.5 million and $131.2 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $4.8 million and $34.2 million of the increase for the three and nine months ended September 30, 2005, respectively. The current year acquisitions of AGB, AI and TSL favorably impacted net sales by $13.2 million and $26.5 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, net sales increased by 4.4% and 3.2%, respectively, from the comparable periods of 2004. Each of our segments experienced net sales growth for both periods.

Net sales in the North American Lab segment for the three and nine months ended September 30, 2005 increased $26.0 million and $52.3 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $4.5 million and $11.3 million of the increase for the three and nine months ended September 30, 2005, respectively. The current year acquisition of AI favorably impacted net sales by $4.4 million and $9.0 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, net sales increased by 3.7% and 2.3%, respectively, from the comparable periods of 2004. For the three months ended September 30, 2005 our net sales in the bio-pharmaceutical market were relatively flat, our net sales in the education market experienced low single-digit growth and our net sales in the industrial market achieved high-single digit growth. For the nine months ended September 30, 2005 these three markets experienced low single-digit growth.

Net sales in the European Lab segment for the three and nine months ended September 30, 2005 increased $22.0 million and $67.9 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $0.3 million and $22.9 million of the increase for the three and nine months ended September 30, 2005, respectively. The current year acquisitions of AGB and TSL favorably impacted net sales by $8.8 million and $17.5 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, net sales increased by 5.3% and 3.7%, respectively, from the comparable periods of 2004. Our European Lab segment operates in fifteen countries and its results are heavily influenced by the larger countries in which we operate such as Germany, the UK, France, and Belgium. These large markets experienced sluggish economic growth, which suppressed demand for our products during the first quarter of 2005. These large markets and the majority of our smaller operations, in other countries experienced growth during the second and third quarters of 2005. This growth was primarily driven by our bio-pharmaceutical and industrial markets. This growth was partially offset by a decline in our resellers market.

Net sales in the Science Education segment for the three and nine months ended September 30, 2005 increased $3.5 million and $11.0 million, respectively, over the comparable periods of 2004. These increases were primarily driven by increased sales in our education and publishers markets. This segment is highly seasonal and historically earns a disproportionately high share of its net sales and operating income in the third quarter of each year.

Gross Profit

The following table presents gross profit for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross profit	$209.6	$197.7	$603.1	$574.0
Percentage of net sales (gross margin)	25.8%	26.0%	25.5%	25.7%

Gross profit for the three and nine months ended September 30, 2005 increased $11.9 million and $29.1 million, respectively, over the comparable periods of 2004. Foreign currency changes accounted for $1.2 million and $9.6 million of the increase for the three and nine months ended September 30, 2005, respectively. The current year acquisitions of AGB, AI and TSL favorably impacted gross profit by $4.8 million and $9.6 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, gross profit increased by $5.9 million and $9.9 million, respectively, from the comparable periods of 2004. During the first three quarters of 2005, our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased slightly as a result of product mix and pricing pressures. Science Education gross margin percentages decreased as a result of product mix, pricing pressures and a customer buying pattern shift to more products being purchased through a bid process.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Selling, general and administrative expenses	$162.3	$156.5	$498.0	$459.6
Percentage of net sales	20.0%	20.6%	21.1%	20.6%

Since the Acquisition in April 2004, we made significant investments in sales, marketing, and sourcing personnel to support our revenue and strategic growth plans and expanded our finance and administrative capabilities to support the Company as a stand-alone entity. At the same time, we also implemented various restructuring and cost reduction programs to partially offset the costs of these investments, redirect resources to align with our strategy and improve operating effectiveness. As a result, SG&A expense has increased in comparison to the corresponding periods of the proceeding year. Partially offsetting the cost increases are savings from our restructuring efforts that primarily reduced SG&A in our European Lab segment.

For the three months ended September 30, 2005, SG&A increased $5.8 million over the comparable period of 2004. Foreign currency changes increased these expenses by $0.5 million and the current year acquisitions of AGB, AI and TSL added $3.8 million. Further increasing SG&A were $0.5 million of charges, primarily severance, associated with a cost reduction program in the North American Lab segment and $4.6 million of charges in the European Lab segment primarily related to severances and related costs for personnel in our operations in Germany, Nordic, Italy, and the UK and duplicate expenditures incurred in our UK operations related to the transition of certain services. Excluding these effects, SG&A costs decreased by $3.6 million or 2.3% for the three months ended September 30, 2005 from the three months ended September 30, 2004.

On a sequential basis, SG&A for the third quarter of 2005, excluding the cost reduction programs discussed above, the $0.2 million effect of the TSL acquisition and a decrease due to foreign currency changes of $2.0 million from the second quarter of 2005, was $159.0 million. SG&A for the second quarter of 2005, excluding the second quarter cost reduction program of $5.1 million, was $163.0 million. This decline of $4.0 million or 2.5% reflects incremental savings from the Company’s 2004 restructuring program, the 2005 cost reduction programs, and ongoing spending controls.

For the nine months ended September 30, 2005, SG&A increased $38.4 million over the comparable period of 2004. Foreign currency changes increased these expenses by $7.4 million and the current year acquisitions of AGB, AI and TSL added $7.6 million. Further increasing SG&A were $4.4 million of charges, primarily severance, associated with cost reduction programs in the North American Lab segment and $7.9 million of charges in the European Lab segment primarily related to the closing of a facility in the UK and severances and related costs for personnel in our UK, German, French, Nordic, Swedish and Italian operations. Excluding these effects, SG&A costs increased by $11.1 million or 2.4% for the nine months ended September 30, 2005 over the nine months ended September 30, 2004. This increase primarily reflects our aforementioned investments in personnel, inflation, partially offset by savings from the 2004 restructuring program and 2005 cost reduction programs.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and nine months ended September 30, 2005 and 2004 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		% of		% of		% of		% of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Operating Income
North American Lab	$ 28.7	5.9%	$ 24.7	5.3%	$ 63.0	4.4%	$ 78.8	5.7%
European Lab	7.1	2.7%	5.6	2.3%	28.6	3.5%	22.3	3.0%
Science Education	11.5	20.0%	10.9	20.1%	13.5	11.6%	13.3	12.7%
Total	$ 47.3	5.8%	$ 41.2	5.4%	$ 105.1	4.5%	$ 114.4	5.1%

As a result of the factors described above, operating income increased $6.1 million and decreased $9.3 million for the three and nine months ended September 30, 2005, respectively, from the comparable periods of 2004. Foreign currency changes increased operating income by $0.7 million and $2.2 million for the three and nine months ended September 30, 2005, respectively. The current year acquisitions of AGB, AI and TSL favorably impacted operating income by $1.0 million and $2.0 million for the three and nine months ended September 30, 2005, respectively. The restructuring programs discussed above decreased operating income by $5.1 million and $12.3 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, operating income increased by $9.5 million and decreased by $1.2 million, respectively, from the comparable periods of 2004. The increase for the three months ended September 30, 2005 was the result of a gross profit increase of $5.9 million primarily attributable to sales volume and an SG&A decrease of $3.6 million. The decrease for the nine months ended September 30, 2005 was the result of an SG&A increase of $11.1 million that is partially offset by a gross profit increase of $9.9 million primarily attributable to sales volume.

Operating income in the North American Lab segment increased $4.0 million and decreased $15.8 million for the three and nine months ended September 30, 2005, respectively, from the comparable periods of 2004. Foreign currency changes increased operating income by $0.5 million and $1.2 million for the three and nine months ended September 30, 2005, respectively. The current year acquisition of AI favorably impacted operating income by $0.3 million and $0.8 million for the three and nine months ended September 30, 2005, respectively. The restructuring programs discussed above decreased operating income by $0.5 million and $4.4 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, operating income increased by $3.7 million and decreased by $13.4 million, respectively, from the comparable periods of 2004. The increase for the three months ended September 30, 2005 was the result of a gross profit increase of $4.2 million primarily attributable to sales volume, partially offset by an SG&A increase of $0.5 million. The decrease for the nine months ended September 30, 2005 was the result of an SG&A increase of $21.9 million, partially offset by a gross profit increase of $8.5 million primarily attributable to sales volume. The significant increase in SG&A expenses for the nine months ended September 30, 2005 over the comparable period of 2004 reflects our increased investments in the business and our corporate structure that occurred after the Acquisition.

Operating income in the European Lab segment for the three and nine months ended September 30, 2005 increased $1.5 million and $6.3 million, respectively, over the comparable periods of 2004. Foreign currency changes increased operating income by $0.2 million and $1.0 million for the three and nine months ended September 30, 2005, respectively. The current year acquisitions of AGB and TSL favorably impacted operating income by $0.7 million and $1.2 million for the three and nine months ended September 30, 2005, respectively. The restructuring programs discussed above decreased operating income by $4.6 million and $7.9 million for the three and nine months ended September 30, 2005, respectively. Excluding these effects, operating income increased by $5.2 million and $12.0 million, respectively, from the comparable periods of 2004. The increase for the three months ended September 30, 2005 is the result of increased gross profit of $0.6 million attributable to sales volume, partially offset by a negative price variance and an SG&A decrease of $4.6 million due to our various restructuring efforts. The increase for the nine months ended September 30, 2005 is primarily the result of savings from our various restructuring programs that more than offset a decrease in gross profit of $1.4 million that resulted from a softer first quarter of 2005.

Operating income in the Science Education segment for the three and nine months ended September 30, 2005 increased $0.6 million and $0.2 million, respectively, over the comparable periods of 2004. The increase for the three months ended September 30, 2005 is the result of increased gross profit of $1.1 million attributable to increased sales volume, partially offset by a negative price variance, and an increase in SG&A of $0.5 million. The increase for the nine months ended September 30, 2005 is the result of increased gross profit of $2.8 million attributable to increased sales volume, partially offset by a negative price variance, and an increase in SG&A of $2.6 million. This segment’s increased SG&A expenses reflect investments in its sales force and warehouse support. As noted previously, this segment’s operating results are highly seasonal and biased to the third quarter of every fiscal year.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three and nine months ended September 30, 2005 increased to $26.3 million and $77.0 million, respectively, from $16.9 million and $38.4 million for the comparable periods of 2004. These increases are due to the new capital structure established in connection with the Acquisition on April 7, 2004 and the issuance of the Senior Discount Notes on December 16, 2004 that resulted in a higher level of outstanding debt and higher interest rates. The increase in interest rates in the successor periods reflect market rates for third party debt as compared to the predecessor period where substantially all debt was intercompany. In addition, the variable interest rates on our Senior Secured Credit Facility were higher during the second and third quarters of 2005 than the comparable periods of 2004.

Other (Income) Expense, net

Other income, net was $1.3 million and $3.1 million for the three and nine months ended September 30, 2005, respectively, compared to other income, net of $1.1 million and $0.5 million for the comparable periods of 2004. The increases in other income, net in 2005 are due to increased exchange gains in 2005.

Income Taxes

The effective income tax rate for the three months and nine months ended September 30, 2005 was 44.8% and 43.5%, respectively, compared to 46.5% and 44.1% for the comparable periods of 2004. The 2004 effective tax rates were adversely impacted by losses and related valuation allowances associated with our operations in France. In 2005, we do not anticipate such a significant unfavorable impact. The 2005 effective tax rate increased because of the inability to recognize state tax benefits for the interest expense on the Senior Discount Notes.

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

Based on current operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our revolving credit facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.

Working capital, excluding cash and debt, was $263.7 million and $224.3 million at September 30, 2005 and December 31, 2004, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 52.0 days and 49.0 days for the quarterly periods ended September 30, 2005 and December 31, 2004, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate and trade receivables tend to increase in the third quarter as a result of higher sales of our Science Education segment.

The following factors have contributed to the increase in our trade receivables as of September 30, 2005 from December 31, 2004: net sales growth in 2005, including growth due to acquisitions, partially offset by the favorable impact of foreign currency changes have increased our trade receivables by approximately $5 million and increased time lags in collecting customer remittances have increased our trade receivables by approximately $41 million. This increased collection time is partially attributable to temporary disruptions due to certain changes related to on-going restructuring efforts; fewer customers taking early pay discounts; and certain customers being granted longer payment terms.

Inventories.   Days supply of inventory were 40.8 days and 39.1 days for the quarterly periods ended September 30, 2005 and December 31, 2004, respectively. The reasons for this increase include a shift in our supplier network, primarily as a result of the termination of a supply agreement with a major supplier earlier in 2005, and accelerated purchases in certain locations to support system conversions and growth in our export business. This increase more than offset the normal seasonal decline in inventories in our Science Education segment.

Accounts Payable.   Days payables outstanding were 54.6 days and 52.5 days for the quarterly periods ended September 30, 2005 and December 31, 2004, respectively, mainly due to continued efforts to improve working capital. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we make payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year. The increase in accounts payable is consistent with our cost of goods sold growth.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months Ended
	September 30,
	2005	2004
Cash flow from operations, excluding working capital	$ 77.5	$ 78.4
Cash flow from working capital changes, net	(63.3)	101.7
Cash flow from operations	$ 14.2	$ 180.1

We generated $14.2 million of cash flow from operations during the nine months ended September 30, 2005 compared to $180.1 million during the comparable period of 2004. The significant cash flow from operations in 2004 was the result of programs implemented during 2004 to improve working capital management. Cash flow from working capital changes was negative in 2005 primarily because of increases in our trade accounts receivable and inventories discussed above. These cash usages were partially offset by an increase in our accounts payable. To a lesser extent, reductions in net income in 2005 compared to 2004 have also resulted in lower cash flow from operations.

Net cash used in investing activities was $57.5 million for the nine months ended September 30, 2005 compared to $1,570.8 million for the comparable period of 2004. This decrease was the result of the Acquisition, partially offset by investments to acquire businesses during 2005.

Net cash used in financing activities was $12.3 million for the nine months ended September 30, 2005 compared to cash provided by financing activities of $1,577.8 million for the comparable period of 2004. The 2005 cash usage is primarily comprised of net debt payments of $8.4 million and a net decrease in our bank checks outstanding of $3.1 million. Net cash provided in 2004 was primarily due to the Acquisition and the new capital structure we established.

Prior to the Acquisition on April 7, 2004, cash flow from operating activities and after investing activities was used to pay down debt or to pay dividends to Merck KGaA. Under the credit agreement for our Senior Secured Credit Facility, beginning in the first quarter of fiscal 2006, Excess Cash Flow (as defined in the credit agreement) will be required to be used to prepay credit agreement debt, in addition to scheduled principal payments. Based upon current levels of operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our $150.0 million five year multi-currency revolving credit facility, which is a component of our Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of our Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of September 30, 2005, we had $58.9 million of cash and cash equivalents on hand.

As of September 30, 2005, we had outstanding indebtedness of $1,391.3 million, which consists primarily of $520.0 million aggregate principal amount of senior and senior subordinated notes, $322.7 million of accreted value of Senior Discount Notes, a $379.9 million U.S. dollar-denominated term loan, and a $160.0 million Euro-denominated term loan.

Indebtedness Prior to the Acquisition

Substantially all indebtedness prior to the Acquisition was intercompany debt with Merck KGaA.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, we entered into the Senior Secured Credit Facility, which consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $160.0 million on a U.S. dollar equivalent basis as of September 30, 2005), (2) a term loan facility denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of September 30, 2005, there was no outstanding balance on the multi-currency revolving credit facility. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of September 30, 2005, we had $11.6 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $138.4 million.

The credit agreement governing the Senior Secured Credit Facility contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The senior secured credit agreement also requires the Company to maintain certain financial covenants, including a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. See “Credit Agreement Financial Covenants; Credit Agreement EBITDA” below. As of September 30, 2005, the Company was in compliance with all such covenants.

Senior and Senior Subordinated Notes.   On April 7, 2004, we issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the senior notes and the senior subordinated notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require the Company to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At September 30, 2005, the Company was in compliance with all such covenants.

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

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under our Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under our Senior Secured Credit Facility is dependent upon, among other things, our compliance with the financial covenants set forth in the credit agreement for our Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those terms are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for our Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under our Senior Secured Credit Facility. We were in compliance with these financial covenants as of September 30, 2005.

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

12 Months Ended
September 30, 2005
(Unaudited)
(Dollars in millions)
Net income	$ 41.7
Income tax provision	26.4
Interest expense, net	72.8
Depreciation and amortization	34.2
Non-cash charges(1)	13.5
Other extraordinary, unusual or non-recurring items(2)	11.5
Adjustment for pro-forma effect of material acquisitions(3)	1.9
Credit Agreement EBITDA	$ 202.0

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

(3)          Adjustment for pro-forma effect of material acquisitions, as defined, is reflected in the calculation of Credit Agreement EBITDA on a pro-forma basis as if the acquisitions of AGB and AI occurred on October 1, 2004.

The test periods for compliance with the financial covenants in the credit agreement for our Senior Secured Credit Facility began on July 1, 2004. The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
July 1, 2004—December 30, 2005	7.25 to 1.00	1.80 to 1.00
December 31, 2005—December 30, 2006	7.00 to 1.00	1.90 to 1.00
December 31, 2006—December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007—December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008—December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009—December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth the specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the period indicated.

12 Months Ended September 30, 2005
(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	5.3
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.0

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

Item 3—Quantitative and Qualitative Disclosure about Market Risk

Refer to the section entitled  “Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement on Form S-4 filed on April 15, 2005, as amended, for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of September 30, 2005.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 30, 2005.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

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
November 14, 2005