Form 10-K
period 2005-12-31
CDRV Investors, Inc.
filed 2006-03-31
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-124100

CDRV INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1310 Goshen Parkway
PO. Box 2656
West Chester, PA	19380
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (610) 431-1700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 31, 2005, there was no established public market for the registrant’s common stock, par value $0.01 per share.  The number of shares of the registrant’s common stock outstanding at March 24, 2006, was 5,756,451.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this Form 10-K, unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” mean CDRV Investors, Inc. and its consolidated subsidiaries. CDRV Investors, Inc. is the ultimate parent company of VWR International, Inc. (“VWR”).

i

PART I

ITEM 1.                BUSINESS

Overview

We are a leader in the global research laboratory industry. We provide distribution and other value-added services to a highly fragmented supply chain by offering in excess of 1,200,000 products from more than 2,500 manufacturers to over 250,000 customers. Our business is highly diversified across products and services, geographic regions and customer segments. Products we distribute include chemicals, glassware, instruments, protective clothing and other assorted laboratory products. We support our customers by providing storeroom management, product procurement, supply chain systems integration, technical services and laboratory bench top delivery. We maintain operations in North America and in 15 European countries and process an average of 50,000 order lines daily from 16 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies; universities and research institutes; governmental agencies; environmental testing organizations; and primary and secondary schools.

The roots of our business date back to 1852. Following a series of business combinations, VWR became part of Univar Corporation. In 1986, VWR became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program, which included both internal and acquisition growth initiatives. VWR’s most significant acquisition occurred in 1995 when it purchased Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of VWR’s outstanding shares and, in 1999, Merck KGaA took VWR private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the two businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global research laboratory industry.

On April 7, 2004, VWR was acquired from Merck KGaA by our wholly-owned subsidiary, CDRV Holdings, Inc. (the “Acquisition”). In connection with the Acquisition, VWR issued $200.0 million senior notes due 2012 and $320.0 million senior subordinated notes due 2014 (the “VWR Notes”) and entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $150.0 million multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan. The term loans were initially $415.0 million and €145.0 million in principal amount, respectively, which were subsequently reduced through prepayments on July 30, 2004 to $379.9 million and €132.7 million (approximately $157.2 million as of December 31, 2005, on a U.S. dollar equivalent basis), respectively.

On December 16, 2004, we issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 (“Senior Discount Notes”). See—“Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Following the Acquisition” for more information.

During 2005, we expanded our market presence in Ireland, Puerto Rico and Continental Europe through strategic acquisitions. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our acquisitions in 2005. In addition, we have initiated strategic plans to expand our presence into Eastern Europe and Asia Pacific to develop and expand both sourcing and commercial sales opportunities.

We report our financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing, governmental agencies, colleges and universities and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Customers and Markets

We estimate that the 2005 industry-wide revenues of the global research laboratory market in which our North American Lab and European Lab segments operate were approximately $23 billion. Management estimates that the industry has grown at mid-single digit rates. We expect this growth to continue in the future, driven by increasing Research and Development (“R&D”) spending from a diversified collection of end-markets, including pharmaceutical, biotechnology, chemical, education, medical research, government and environmental testing. Our net sales are influenced by, but not directly correlated with, the growth of R&D spending, and we expect that results may vary by end-market.

In relation to our Science Education segment, we estimate that the 2005 revenues for the North American market for scientific supplies for primary and secondary schools were approximately $475 million. Industry sales levels are subject to fluctuations driven by changes in state and local government funding, the timing of the state-by-state new textbook adoption cycle and population changes.

We maintain a diverse and stable customer base. Our customers include major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental testing organizations and primary and secondary schools. While we serve our customers through our operations in North America and in 15 European countries, we also export products from our distribution facilities in North America and Europe to customers in Central America, South America, British Commonwealth countries, North Africa, the Middle East and the Pacific Rim. For financial information about our operating segments and geographic regions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We seek to be the principal provider of scientific supplies to our customer base. We are a principal provider of scientific supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 36% of our 2005 net sales, and together with universities and colleges, accounted for approximately 50% of our 2005 net sales. In 2005, our top 20 customers accounted for approximately 23% of our net sales, with no single customer representing more than 3% of our net sales.

We seek to develop long-term relationships with our customers. We provide an array of value-added services that integrate us with our customers. Our customized service offerings include outsourcing of customers’ purchasing, delivery, receiving and inventory management functions. See below under “—Products and Services—Services.”

Products and Services

Products

We offer more than 1,200,000 products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. The vast majority of our products cost less than $1,000. Many of our products, including chemicals, laboratory consumables, production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research laboratories and represented approximately 75% of our net sales in 2003, 2004 and 2005. We also offer durable products, including centrifuges, fume hoods and workstations, ovens, microscopes and cold storage equipment. We also have a strong market position for the distribution of chemical supplies, especially in Europe.

The following table summarizes our product lines:

Product Line	Products
Laboratory Consumables	Glassware/plasticware, test kits, beakers, test tubes, life science disposable products, equipment accessories and other less technical equipment required by all research laboratories
Chemicals	Chemical products for various academic, research and industrial markets, including high purity chemicals, reagents and specialty products for the life sciences market
Equipment & Instruments	Laboratory equipment and instrumentation, including centrifuges, spectrometers, microplate readers, fume hoods and workstations, liquid handling, meters/probes and chromatography instruments
Production Supplies	Products in clean room environments, primarily in the semiconductor, electronic, medical device and pharmaceutical markets
Science Education	Educational products, tools and support materials (excluding textbooks) for the educational system, from elementary to college level

In 2005, approximately 88% of our current global net sales consisted of manufacturer branded products. Our management continually seeks to update and improve product offerings to address current customer requirements.

Services

We offer services that can be tailored to meet the diversified needs of customers ranging from single-site laboratories to large multinational corporations. These services include the following:

•                    software solutions for all aspects of on-site supply-chain management including inventory management, demand monitoring, procurement and replenishment;

•                    paperless e-business solutions to integrate customer systems with our systems, providing customized reporting and order tracking;

•                    hazardous materials tracking systems which automate regulatory paperwork and data flow;

•                    storeroom management operations including deliveries, usage tracking, order replenishment and billing by utilizing our on-site personnel and stockroom management system; and

•                    purchase and supply of third party products not normally supplied by us.

Distribution Network

Our distribution network consists of 16 strategically located distribution centers, more than 20 smaller regional service centers and additional “Just-In-Time” facilities for customer specific requirements. Most of our distribution centers include a customer contact center. The distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. The customer contact centers have responsibility for order entry and customer service. We also contract with Merck KGaA and other third parties to provide us with additional distribution facilities and services in Europe, including facilities in Darmstadt, Germany, Mollet del Valles, Spain and Milan, Italy. The table below lists our 16 strategically located distribution centers:

North America	Europe
Batavia, Illinois	Briare, France
Bridgeport, New Jersey	Bruchsal, Germany
Brisbane, California	Darmstadt, Germany
Buffalo, New York	Haasrode, Belgium
Denver, Colorado	Karlskoga, Sweden
Mississauga, Ontario, Canada	Lutterworth, United Kingdom
Rochester, New York	Milan, Italy
Suwanee, Georgia	Mollet del Valles, Spain

Our distribution centers are operated with warehouse management systems, most of which are paperless. The paperless system uses radio frequency hand-held electronic devices and bar-coded labels that identify location, routing and inventory picking and replacement, allowing us to monitor inventory and track individual customer orders throughout our distribution system.

Our regional service centers and “Just-in-Time” facilities are adjacent to selected customer locations and are designed to supply a limited number of products to those customers that require higher-than-standard service levels.

We ship our products primarily through third-party carriers, such as UPS, Airborne Express, FedEx and others. We do not have exclusive relationships with any of our service providers, as we seek to mitigate potential service disruptions stemming from reliance on a single vendor. Our largest service provider in the United States represented approximately 33% of our shipments in 2005. No other service provider in the United States represented greater than 7% of our shipments in 2005.

Sales and Marketing

We market to customers through our global sales force, our websites, and our library of catalogs. We have a global sales force of over 1,200 employees and have approximately 700 employees providing key services, including storeroom management, product management, product procurement, supply chain systems integration, technical services and laboratory bench top delivery. Supporting the field sales organization are specialist groups for e-business integrations, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.

The Internet has become an increasingly important tool for us. During 2005, approximately 27% of our net sales were derived from e-business sales and marketing channels. Our websites feature a fully indexed and searchable catalog covering our entire product line, is available in 11 languages and has been custom-designed for 18 countries. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in a variety of different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.

In addition to our websites, we have, as part of our integrated business services capability, a growing e-business offering that covers order creation, authorization, order status, billing and reporting. These capabilities provide direct data transfer to customers’ systems and integration with third-party marketplaces used by some of our customers.

Although we are a leader in providing action-based and content-rich web-based information, we continue to see a need for printed catalogs and other printed materials following the preferences of many customers. Our general catalogs are printed in 11 languages and include up to 47,000 products per printed catalog. The general catalogs are supplemented by several specialty catalogs for life sciences products, safety products, production supplies and services applications, science education and specific laboratory focus areas.

Manufacturers

We distribute products from more than 2,500 manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. We are also the exclusive distributor of Merck KGaA’s chemical products in the laboratory field in many Western European countries. Merck KGaA supplied products that accounted for approximately 13% of our net sales in 2005. This represents approximately 7% and 25% of our North American Lab and European Lab net sales, respectively. Our distribution arrangements with Merck KGaA are summarized below.

Merck KGaA European Distribution Agreement.   In connection with the Acquisition, we entered into a distribution agreement with Merck KGaA to continue distributing its chemical products in many European countries on substantially the same terms as those governing the distribution of such products prior to the Acquisition. Under this agreement, we have exclusive distribution rights in the laboratory field, and non-exclusive distribution rights in the production field, in these European countries. We may not distribute other manufacturers’ similar chemical products in the laboratory field in these countries, except pursuant to certain requests by customers, and we may continue to sell our private label products. Conversely, Merck KGaA may not sell directly to or appoint another distributor to sell its chemical products in the laboratory field, or sell its chemical products directly to our current customers in the production field, in these countries.

The prices and purchase targets are agreed upon annually, taking into account market, economic and regulatory developments or reasonably foreseeable extraordinary events that are likely to have an impact on the industry pricing or sales growth in relevant products and market segments. If our aggregate purchases of certain chemical products from Merck KGaA grow at a rate that is less than the agreed-upon Europe-wide growth rate (subject to a 50% shortfall as compared to the agreed-upon growth rate) in each of two consecutive years, and such aggregate purchases are less than 92.5% of the Europe-wide purchase targets in each such consecutive year, we will lose our exclusive rights in the laboratory field. The purchase targets and purchases are adjusted from time to time to reflect events outside our control, including customer consolidations, material adverse effects on the industry, including pricing and demand, and new product introductions by other manufacturers not matched by Merck KGaA. For the year ended December 31, 2005, we have exceeded the 92.5% purchase target specified in the agreement.

The initial term of the agreement is five years, which commenced on April 7, 2004. We may extend the agreement for a second five-year term if we satisfy certain conditions, including achieving at least 95% of the cumulative Europe-wide sales targets and maintaining our market share during the initial term. Merck KGaA has the right to terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain competitive manufacturers, or certain competitive manufacturers acquire a controlling interest in us. The Company has no acquisition plans that would conflict with the terms of the agreement.

Other Merck KGaA Distribution Agreements.   In connection with the Acquisition, we entered into a five-year distribution agreement with Merck KGaA to distribute certain chemical products in North America on substantially the same terms as those governing their distribution prior to the Acquisition. We do not have exclusive distribution rights in North America, but we are Merck KGaA’s preferred distributor of its chemical products. As Merck KGaA’s preferred distributor, we are entitled to, among other things, the lowest transfer prices from Merck KGaA for so long as we maintain our market share in the laboratory field. We have the right to extend the agreement for a second five-year term unless Merck KGaA submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain competitive manufacturers. The Company has no acquisition plans that would conflict with the terms of this agreement.

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. In addition, we entered into a supply agreement with Merck KGaA, pursuant to which we had agreed to continue to manufacture certain of our private label products for an initial period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the UK, and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA branded products to the extent that the conversion would be economically equivalent to us. During 2005, this agreement was extended through December 31, 2007.

Manufacturing

We have specialized manufacturing facilities in Briare, France; Haasrode, Belgium; Buffalo, New York and Rochester, New York. The Briare site repackages chemicals and a limited assortment of our branded glassware. Our Haasrode site produces our branded chemicals. Buffalo assembles specialized kits for our science education customers. The Rochester site is involved in the preparation of educational and natural science products. Products manufactured by us accounted for approximately 2% of our net sales in 2005.

Transition and Other Services

We and Merck KGaA have historically performed corporate services for each other, including certain financial, administrative and information technology functions. In order to maintain continuous and efficient operations, effective as of April 7, 2004, we entered into a transition services agreement and an information services master agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years, and it will expire on April 6, 2007, although the recipient of the services has in most cases the right to terminate individual services upon notice. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition. During 2005, the Company and Merck KGaA have made substantial progress to reduce these interdependencies. Currently, the level of interdependency is minimal with respect to financial and administrative functions.

Following the completion of the Acquisition, we and Merck KGaA have also continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement will continue for an initial five-year period from the closing date of the Acquisition and will expire on April 6, 2009, although individual services may be terminated during the term following a notice period. The Company continues to depend on Merck KGaA to host certain enterprise systems, fulfill hardware support requirements and conduct related information technology functions, such as data archival.

Merck KGaA may terminate each of the transition services agreement and the information services master agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers, or if certain competitive manufacturers acquire a controlling interest in us. The Company has no acquisition plans that would conflict with these agreements.

The transition services agreement does not apply to certain arrangements involving Merck KGaA and us that were in place prior to the Acquisition, which continue on for their existing terms. For example, Merck KGaA continues to provide logistics services to certain of our subsidiaries until the end of 2007. Unless earlier terminated following a notice period, such logistics service arrangements will be automatically renewed for an additional three years.

Certain subsidiaries of Merck KGaA and certain of our subsidiaries lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe and in Mexico since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing contracts have also remained in place since the Acquisition, and were not replaced by transition services agreements.

Trademarks and Trade Names

We have more than 50 different registered and unregistered service marks and trademarks for our products and services. The marks VWR, VWR International and the VWR logo are material to our business. Other trademarks that we consider significant to our business include VWR BioMarke, VWR Stocktracker, BDH, Prolabo, Cryopro, Sargent-Welch, Boreal, Astroscan, Scholar, Science Kit, Scientifics, Cenco, Citri-Pure and Vial to Volume. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

A significant number of our marks were owned by Merck KGaA. In connection with the Acquisition, Merck KGaA agreed that it would transfer, and cause its affiliates to transfer, ownership of registrations and applications for marks owned by a Merck KGaA entity but used primarily in our business to us at Merck KGaA’s cost. As of December 31, 2005, substantially all of such transfers have been made. We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

Our business is not dependent to a material degree on patents, copyrights or trade secrets although we consider our catalogs, websites and proprietary software integral to our operations. Although we believe we have adequate policies and procedures in place to protect our intellectual property, we have not sought patent protection for our processes nor have we registered the copyrights in any of our catalogues, websites or proprietary software. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to the business.

Competition

We operate in a highly competitive environment. We compete in the scientific supplies distribution business primarily with two major distributors, Fisher Scientific International Inc. and Sigma-Aldrich Corporation, and with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. We believe we compete effectively on all of these factors. We also believe that our competitive position depends not on a single factor, but upon a combination of traditional distribution services, customized services and technological innovation, practiced on a global basis.

Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. As a result, we expect that some manufacturers that currently distribute their products through these competitors may transition some or all of their distribution arrangements to distributors like us that do not compete with them. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated, although there is no assurance that we will not experience such an impact in the future.

Government Regulation

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “—Environmental, Health and Safety Matters.”

Employees

As of December 31, 2005, we had approximately 6,100 employees, including approximately 3,400 employees in North America and approximately 2,700 employees in Europe. As of December 31, 2005 approximately 7% of our employees in North America are represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve and have involved the handling, transport and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition or results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

Available Information

We file annual and quarterly reports and other information with the SEC. You may read and copy any documents we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) online at www.vwr.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Corporate Information

Our principal executive offices are located at 1310 Goshen Parkway, P.O. Box 2656, West Chester, PA 19380 and our telephone number is (610) 431-1700. Our Internet website is located at www.vwr.com.

ITEM 1A.        RISK FACTORS

Our business is subject to a number of important risks and uncertainties that are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K.

Risk Factors Related to Our Capital Structure

We have substantial existing debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

As of December 31, 2005, we had an aggregate principal amount of debt outstanding of $1,393.4 million.

The agreements governing our debt permit us to incur or guarantee additional indebtedness, including indebtedness under the Senior Secured Credit Facility, subject to specified limitations. We have additional borrowing capacity on a revolving credit basis under the Senior Secured Credit Facility of $138.4 million as of December 31, 2005, which these limitations permit us to incur. We may incur substantial additional debt in the future.

Our substantial debt could have important consequences to us. Because of our substantial debt:

•       our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•       our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•       a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•       we will be exposed to the risk of increased interest rates because a portion of our borrowings will be at variable rates of interest; and

•       our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

The Company is the sole obligor under the Senior Discount Notes. Our subsidiaries do not guarantee our obligations under the Senior Discount Notes and do not have any obligation with respect to the Senior Discount Notes. The Senior Discount Notes are structurally subordinated to the debt and liabilities of our existing and future subsidiaries, including borrowings under the Senior Secured Credit Facility and the VWR Notes. We do not have access to the cash flow and other assets of our subsidiaries that may be needed to make payments on the Senior Discount Notes. The debt of our subsidiaries significantly restricts our abilities to pay the Senior Discount Notes.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

Our ability to generate the significant amount of cash needed to pay interest and principal on our debt when due and our ability to refinance all or a portion of our indebtedness or obtain additional financing, may depend on many factors beyond our control.

Our ability to make scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•       operating difficulties;

•       increased operating costs;

•       decreased demand for our products;

•       market cyclically;

•       product prices;

•       the response of competitors;

•       regulatory developments;

•       failure to successfully integrate acquisitions; and

•       delays in implementing strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to further reduce or delay capital expenditures, sell assets or seek to obtain additional equity capital, or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. If required, we cannot be sure as to the timing of such sales or the proceeds that we could realize therefrom.

Risk Factors Related to Our Business

A significant stockholder controls our business and its interests may not be in line with yours.

As of March 24, 2006, Clayton, Dubilier & Rice Fund VI Limited Partnership (“CD&R Fund VI”) is a significant stockholder that beneficially owns approximately 71.8% of our outstanding common stock and exercises control over matters requiring stockholders’ approval and control over our policies and affairs. It has the right to nominate for election all members of our Board of Directors. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages CD&R Fund VI, provides us with financial advisory and management consulting services. See “Item 13—Certain Relationships and Related Transactions.” We have not instituted any formal plans to address any conflicts of interest that may arise.

The demand for our products depends on the level of our customers’ R&D and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, industrial, education and other markets. The amount of customer spending on research,

development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including R&D departments and their budgets. Our customers finance their R&D spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

We compete globally with two other major distributors, Fisher Scientific International Inc. and Sigma-Aldrich Corporation, as well as many smaller regional, local and specialty distributors, and with manufacturers selling directly to their customers. The bases upon which we compete include price, service and delivery, breadth of customer support, e-business capabilities and the ability to meet the special requirements of customers.

Some of our competitors may have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of services provided pursuant to the agreement with short or no notice. The unavailability of products, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the research laboratory distribution business could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.

Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.

We currently offer over 1,200,000 products from more than 2,500 manufacturers. We are dependent on these manufacturers for our supply of products.

Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our manufacturers. These terms may be subject to changes from time to time by manufacturers and such changes could adversely affect our gross margins over time.

The loss of one or more of our large manufacturers, a material reduction in their supply of products to us, or material changes in the terms we obtain from them, could have a material adverse effect on our business, financial condition and results of operations.

Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated, although there is no assurance that we will not experience such an impact in the future.

We may be unable to manage certain operational functions of our business if we are not able to replace the transition, administrative and other services that are provided to us by Merck KGaA after our agreements with them expire or are terminated. Further, any disruptions in Merck KGaA’s operations may negatively impact our operations.

We are dependent on Merck KGaA for certain information technology services pursuant to a five-year information services master agreement as well as warehousing and logistics services pursuant to a logistics service level agreement. For our European subsidiaries, these services comprise a significant portion of our operational infrastructure, including the operation and support of the main enterprise resource planning and business warehouse software and databases. If Merck KGaA terminates any of these agreements at the end of their respective terms or otherwise, we will need to find an alternative supplier of, or create our own infrastructure for, these services. While we have already replaced some of these services, we may not be able to create our own infrastructure in a timely or cost-effective manner or obtain replacement services for the remaining services on terms that are as favorable to us as the current arrangements or on acceptable terms, if at all. In addition, any disruptions in the operational infrastructure or operations of Merck KGaA may negatively impact our operations.

If we do not comply with or become subject to more onerous government regulations, we could be adversely affected.

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new more restrictive laws will not be adopted or become applicable to us or the products that we distribute. We cannot assure you that the manufacturers of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We cannot further assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular the U.S. and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected. For further information see “Item 3—Legal Proceedings.”

We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve and have involved the handling, transport and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition or results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

We are subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unidentified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

From time to time, we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future. For further information, see “Item 3—Legal Proceedings.”

The loss of key personnel could harm our business, financial condition and results of operations.

We depend heavily on the services of our senior management. We believe that our future success will depend upon the continued services of our management. Our business may be harmed by the loss of one or more members of our management. We currently do not maintain key-man life insurance with respect to our executive officers.

Our international operations pose currency risks.

While we report our financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies from our operations outside the United States. For example, in 2005 and 2004, approximately 41% and 40% of our net sales respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Because the majority of our debt is denominated in U.S. dollars, fluctuations in exchange rates between non-U.S. currencies (principally the Euro, the British pound sterling and the Canadian dollar) relative to the U.S. dollar could make it more difficult for us to pay amounts due on our debt.

The international scope of our operations may adversely affect our business.

We derive approximately 41% of our net sales from our operations outside the United States and the Company plans to expand sourcing and commercial operations into Asia and Eastern Europe. Accordingly, we face certain risks, including:

•       restrictions on foreign ownership of subsidiaries;

•       tariffs and other trade barriers;

•       political risks;

•       differing laws or administrative practices; and

•       potentially adverse tax consequences of operating in multiple jurisdictions.

Further, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us.

Failure of our information technology systems could significantly disrupt our operations, which could reduce our customer base and could harm our business, financial condition and results of operations.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our computer systems as well as those of our service providers are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. While we have taken appropriate steps to reinforce the security of our websites, there can be no guarantee that unauthorized intrusion will not occur. Failure to maintain a secure web-based procurement system could have a material adverse effect on our business, financial condition and results of operations.

Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We are continuing to implement a single technology platform in Europe. If these technology systems upgrades are not properly executed or the upgraded systems encounter problems or fail, it could have a material adverse effect on our business, financial condition and results of operations.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We maintain operations in 18 countries. We also export products from our distribution facilities in North America and Europe to markets in Central America, South America, British Commonwealth countries, North Africa, the Middle East and the Pacific Rim. We have not sought to register our material trademarks and service marks in all of these countries and may be blocked from doing so by others who have already registered identical or similar marks for similar goods or services. In addition, if we do business in countries where other companies may have registered identical or similar trademarks or service marks, we run the risk of being sued for infringement.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We rely upon third parties to manufacture and ship products to us and to our customers and interruptions in their operations could harm our business, financial condition and results of operations.

We are dependent on third-party manufacturers to supply us products. In addition, we ship substantially all our orders through various independent package delivery providers. Strikes or other service interruptions by our manufacturers or carriers could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis or both, which could have a material adverse effect on our business, financial condition and results of operations.

We may continue to engage in acquisitions or business combinations that are be subject to a variety of other risks that could harm our business.

We may continue to engage in selective acquisitions from time to time. Any future acquisitions could result in a variety of other risks:

•       we may need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired business;

•       future acquisitions or business combinations might have a material adverse effect on our business relationships with customers or manufacturers, or both, and could lead to a termination of or otherwise affect our relationships with such customers or manufacturers;

•       we may assume substantial actual or contingent liabilities;

•       we may incur substantial unanticipated costs or other problems associated with acquired businesses; and

•       we may not be able to retain the key personnel, customers and suppliers of the acquired business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We own and lease office and warehouse space in North America and Europe. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, information systems, marketing and other administrative activities. Our European executive, financial, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2005, the following table sets forth information with respect to our significant distribution, manufacturing and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois	Owned	300,000 sq. ft.	Distribution Center
Briare, France	Owned/Leased	358,675 sq. ft.	Distribution/Manufacturing Center
Bridgeport, New Jersey	Owned/Leased	466,776 sq. ft.	Distribution Center
Brisbane, California	Leased	248,280 sq. ft.	Distribution Center
Bruchsal, Germany	Owned	108,339 sq. ft.	Distribution Center
Buffalo, New York	Owned	127,000 sq. ft.	Distribution Center
Darmstadt, Germany	Leased	45,348 sq. ft.	Offices
Denver, Colorado	Leased	130,091 sq. ft.	Distribution Center
Haasrode, Belgium	Owned	201,447 sq. ft.	Offices/Distribution/Manufacturing
Karlskoga, Sweden	Leased	129,167 sq. ft.	Distribution Center
Lutterworth, United Kingdom	Leased	183,205 sq. ft.	Distribution Center
Milan, Italy	Leased	13,563 sq. ft.	Distribution Center
Mississauga, Ontario, Canada	Leased	114,000 sq. ft.	Distribution Center
Mollet del Valles, Spain	Leased	33,480 sq. ft.	Offices/Distribution Center
Rochester, New York	Owned	286,260 sq. ft.	Distribution/Manufacturing Center
Suwanee, Georgia	Leased	168,925 sq. ft.	Distribution Center
West Chester, Pennsylvania	Leased	97,516 sq. ft.	Offices

We also lease over 20 service centers in North America and Europe that support our sales and warehouse functions.

ITEM 3.                LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnities will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. Insurance for some liabilities, including asbestos, is not available. Accordingly, we could be subject to uninsured and unidentified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material impact on our business, financial condition and results of operations.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting feedback in connection with this matter. At the current time we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $29.4 million on a U.S. dollar equivalent basis as of December 31, 2005) related to our

European Distribution Agreement with Merck KGaA. As of December 31, 2005, the unamortized net book value of these intangible assets is approximately €20.4 million (or $24.2 million on a U.S. dollar equivalent basis).

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by a former supplier alleging a breach of contract and unliquidated damages. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

From time to time, we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. Until 1987, we distributed certain asbestos-containing products primarily for use in laboratories, including pads, protective clothing and laboratory equipment. Individuals who were exposed to these asbestos-containing products have, from time to time, brought claims against us for asbestos-related injuries. We believe that the liabilities associated with asbestos-related claims currently pending against us are not material. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The estimated fair market value on our common stock as of December 31, 2005 was $75 per share. The number of shares of our common stock outstanding at March 24, 2006 was 5,756,451 and we had 208 holders of record of our common stock.

Dividends

We did not pay any cash dividends on our common stock during 2005 or 2003. In 2004, we issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of Senior Discount Notes. The net proceeds from the issuance of the Senior Discount Notes of approximately $297.9 million were used to pay a dividend to holders of our common stock. Our debt instruments restrict our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Following the Acquisition.” We do not anticipate paying cash dividends on our common stock at any time in the foreseeable future.

Equity Compensation Plans

The following is a summary of our equity compensation plan information as of December 31, 2005:

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	483,728	$51.24	172,115
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2005	483,728	$51.24	172,115

(1)          Includes the securities underlying 21,333 restricted stock units granted under the CDRV Investors, Inc. Stock Incentive Plan that are currently unvested.

Recent Sales of our Common Stock

In March 2006, we sold 19,643 shares of our common stock to our new President and Chief Executive Officer for a purchase price of $56.00 per share pursuant to his amended employment agreement. In connection with his purchase, he received a grant of 58,929 options to purchase shares of our common stock at $75.00 per share, which we believe was the fair market value of a share on the grant date. The options granted will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date.

During 2005, we offered certain of our officers and employees the opportunity to purchase shares of our common stock for a purchase price equal to $56.00 per share, which we believe was the fair market    value of a share on the offer date. Those participants who are not also executive officers were offered financing assistance to help purchase their shares through a loan facility that we arranged through a third-party financial institution. Participants were granted options to purchase two additional shares of our common stock for each share they purchased. All options were granted with an exercise price per share that we believe was equal to the fair market value of our common stock on the date of grant. The options granted will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date.

During 2005, the Company closed offerings in respect of 18 of our officers and employees, and 1 of our directors. These officers, employees, and director purchased a total of 23,407 shares and were granted options to purchase 45,920 shares. Upon the closing of these offerings, the proceeds of approximately $1.3 million were paid to the Company, which in turn contributed the $1.3 million to VWR as an additional investment. In connection with the acquisition of Advanced Instruments Sales & Services, Inc. during 2005, discussed in Note 5(b) to the Consolidated Financial Statements, the Company issued 8,929 shares, as consideration (for value of $0.5 million), and granted options to purchase 17,858 shares. In addition, we issued 5,625 shares to certain directors who are not also employees or associated with CD&R for directors’ compensation in 2005.

The securities issued in the transactions described above were deemed exempt from registration under the Securities Act in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about the Company.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below for each of the years in the five-year period ended December 31, 2005 are derived from our historical consolidated and combined financial statements. These consolidated and combined financial statements have been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements presented elsewhere herein. The term “predecessor” refers to VWR International Corporation prior to the Acquisition. The term “successor” refers to CDRV Investors, Inc. following the Acquisition.

	Successor				Predecessor
	Year Ended		April 7 –		January 1 –
	December 31,		December 31,		April 6,		Years Ended December 31,
	2005		2004		2004		2003		2002		2001
	(Consolidated)		(Consolidated)		(Consolidated)		(Consolidated)		(Combined)		(Combined)
	(Dollars in millions)
Income Statement Data:
Net Sales	$3,138.2		$2,212.2		$793.2		$2,794.2		$2,624.1		$2,522.4
Cost of goods sold	2,334.5		1,652.7		588.0		2,078.1		1,950.1		1,886.1
Gross profit	803.7		559.5		205.2		716.1		674.0		636.3
Selling, general and administrative expenses(3)	640.0		455.6		163.7		583.4		560.0		573.7
Restructuring and other charges(2)	20.6		—		—		—		—		11.5
Operating income	143.1		103.9		41.5		132.7		114.0		51.1
Interest expense, net	104.0		51.9		5.6		24.4		39.4		74.1
Other (income) expense, net	(3.8)		(2.1)		0.1		(3.0)		0.6		2.4
Income (loss) before income taxes and cumulative effect of changes in accounting principles	42.9		54.1		35.8		111.3		74.0		(25.4)
Income tax provision	20.9		23.0		15.1		46.2		29.7		7.0
Income (loss) before cumulative effect of changes in accounting principles	22.0		31.1		20.7		65.1		44.3		(32.4)
Cumulative effect of changes in accounting principles(1)(3)	(0.5)		—		—		—		(43.8)		—
Net income (loss)	$21.5		$31.1		$20.7		$65.1		$0.5		$(32.4)
Other Financial Data:
Depreciation and amortization(3)	$33.9		$25.8		$8.9		$32.9		$32.6		$82.6
Capital expenditures	18.4		13.1		3.3		16.6		41.0		28.2
Gross profit as a percentage of net sales	25.6%		25.3%		25.9%		25.6%		25.7%		25.2%
Ratio of earnings to fixed charges(4)	1.4	x	1.9	x	5.1	x	4.1	x	2.4	x	—

	Successor		Predecessor
	December 31,		December 31,
	2005	2004	2003	2002	2001
	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)	(Combined)
	(Dollars in millions)
Balance Sheet Data:
Total assets	$2,547.3	$2,553.4	$1,767.9	$1,705.2	$1,783.9
Total debt	1,393.4	1,399.1	1,026.0	1,100.6	1,239.5
Stockholders’ equity	321.3	338.6	265.4	176.9	170.2

(1)             We adopted FASB Interpretation No. 47, An Interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), effective December 31, 2005. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. As a result of the adoption, we recognized a non-cash charge of $0.5 million, net of applicable income taxes of $0.3 million.

(2)             During 2005, we recorded pre-tax restructuring charges aggregating $20.6 million to rationalize and streamline our operations. These charges included $17.9 million for severance and termination benefits and $2.7 million for facility exit costs.

During 2001, we recorded a pre-tax restructuring charge of $11.5 million that included a $3.7 million charge for a reorganization of the businesses and a charge of $7.8 million for the impairment of certain trade names in the North American Lab segment.

(3)             We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives not be amortized, but subject to an impairment test on an annual basis or when facts and circumstances suggest that such assets may be impaired. As a result of the transitional goodwill impairment evaluation as of January 1, 2002, we recognized a non-cash transitional impairment loss of $43.8 million, which was not deductible for tax purposes. In addition, we ceased amortization of goodwill effective January 1, 2002. Included in selling, general and administrative expenses in 2001 is amortization expense of $52.0 million for goodwill.

(4)             For purposes of calculating the ratio of earnings to fixed charges, (1) earnings is defined as income before income taxes and cumulative effect of a change in accounting principle and equity method earnings or losses plus fixed charges and distributed earnings of investees, and (2) fixed charges is defined as interest expense (including amortization of debt issuance costs) and one-third of rental expense (which we believe is representative of the interest component of rent expense). Earnings were insufficient to cover fixed charges for the year ended December 31, 2001 by $25.4 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We generate our net sales through the sale of more than 1,200,000 products and the provision of value-added services to the global research laboratory market. We generate approximately 75% of our net sales from the sale of consumable products. We offer both private label and branded products that we source from more than 2,500 manufacturers.

We have over 250,000 customers. Our customers include pharmaceutical and biotechnology companies, universities and research institutes, governmental agencies and environmental testing organizations. Our largest customer accounted for less than 3% of our 2005 net sales.

Since the Acquisition, we have initiated and substantially completed a series of restructuring efforts to re-align our resources and have made investments in our corporate infrastructure.

The principal tenets of our strategy are outlined below.

Increase Productivity and Profitability.   We believe that there are additional opportunities to further increase the productivity and profitability of our operations. For example, we have realigned our sales force to promote focused market segmentation and penetration. Another key opportunity is to develop logistical and supply chain efficiencies including standardized operating procedures and initiation of expanded key performance metrics to help better manage our operations, costs and service delivery. We plan to continue implementing working capital improvement initiatives.

Optimize Product Portfolio.   We currently maintain a large product portfolio in inventories, which creates significant complexity in inventory management. We believe that an opportunity exists to optimize our on-hand product portfolio.

Improve Sourcing Strategy.   By utilizing our global scale, strong relationships with our multinational customers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with our leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing is a key element of this strategy.

Increase Sales of Private Label Products.   We intend to direct our sales and marketing efforts to grow sales of our private label products, which accounted for approximately 12% of our net sales in 2005. We believe that this strategy represents a significant profitability enhancement opportunity.

Restructuring and Other Operating Initiatives.   Since the Acquisition, we have initiated various restructuring activities designed to rationalize operating costs and improve our operating and administrative capabilities. The initial focus was on the Company’s European operations and organization structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe due to the reorganization of our European sales and marketing functions. In early 2005, we implemented restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of $24.5 million in 2005, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures primarily during the later part of 2005 that did not qualify as acquisition costs. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million.

Compliance with Sarbanes-Oxley Act.   We have launched a compliance program to address the requirements of Section 404 of the Sarbanes-Oxley Act in anticipation of the mandatory compliance date of December 31, 2007. Compliance with these requirements requires significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and potential changes in systems design, security and structure. For the year ended December 31, 2005, we expensed approximately $3.1 million for external assistance related to our Sarbanes-Oxley compliance program. A component of this program will also focus on the quality, security, and functionality of our information systems. While we have developed sound plans to address our compliance requirements, there can be no assurance that such efforts will not have an impact on, or otherwise distract our senior financial team from our operations.

Basis of Financial Statement Presentation

On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of its legal entities that comprised our North American and European businesses were contributed to VWR International Corporation and became its wholly-owned subsidiaries. The financial statements for the years ended December 31, 2001 and 2002 represent the combined financial statements of the two businesses that have been derived from the consolidated financial statements and accounting records of Merck KGaA using the historical results of operations and historical basis of the assets and liabilities of the individual businesses following a carve-out process for the European business. The financial statements for the year ended December 31, 2003 and the period January 1 – April 6, 2004 include the accounts of VWR International Corporation and its subsidiaries. On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation, a wholly owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of the Company. As a result of the Acquisition, the financial statements for the period April 7 – December 31, 2004 and the year ended December 31, 2005 include the accounts of CDRV Investors, Inc. and its subsidiaries. In order to provide a meaningful basis of comparing our results of operations for the year ended December 31, 2004, the results of operations for the “predecessor” period (January 1 – April 6, 2004) have been combined with the results of operations for the “successor” period (April 7 – December 31, 2004). All intercompany accounts and transactions have been eliminated.

The purchase price paid by Merck KGaA for the predecessor businesses was pushed down to VWR International Corporation’s financial statements from the date of acquisition and has resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of either push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have obtained if VWR was not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on push down debt has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

Management believes the assumptions underlying the predecessor financial statements are reasonable. However, the financial statements, for all periods up to April 6, 2004, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to us. Management does not believe that charges for such services would have been material. The historical financial information does not reflect the added costs that we incur as a separate company. These additional costs include costs for new information technology systems to operate as a separate company, costs of periodic reporting to the SEC, as well as the costs related to a global tax and treasury staff and compliance with the Sarbanes-Oxley Act of 2002. The historical financial information also does not reflect the incremental costs associated with changes in our capital structure and operations.

Effects of the Acquisition

The Acquisition has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted, as of the date of Acquisition, to their respective fair values. This resulted in the recognition of significant identified intangible assets relating to customer relationships, trademarks and tradenames, an increase in pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments and the impact of the new debt and equity structure.

The recognition of the fair value of assets acquired resulted in higher net non-cash depreciation and amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense is partially offset by tax deductions associated with such interest expense.

Constant Currency Analysis

We maintain operations in North America and in 15 European countries. Approximately 41% of our net sales for the year ended December 31, 2005 originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this Annual Report on Form 10-K to remove the impact of the fluctuation in foreign exchange rates.

We utilize constant currency results in our analysis of segment performance. This means that we have translated financial data for a period into U.S. dollars using the same foreign currency exchange rates that we used to translate financial data for the previous comparable period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not ordinarily repatriated to the United States, therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

Business Segments

We report our financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing, governmental agencies, colleges and universities and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Seasonality

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. For example, in 2005 and 2004, approximately 33% and 28%, respectively, of our total operating income was generated in the quarter ending September 30. This stronger quarterly performance is typically due to higher sales and operating income in our Science Education segment, as schools purchase supplies in preparation for the beginning of the new school year, offset by a seasonal slowdown in our European Lab segment. Quarterly sales are also influenced by the number of shipping days in a given fiscal quarter.

Results of Operations

Our net sales are derived primarily from the sale of scientific supplies, including laboratory supplies, research chemicals, apparatus, laboratory furniture and services. Freight costs that are billed to our customers are also included in net sales.

Our cost of sales consists primarily of the cost of inventory shipped and our cost of labor for services provided on site at our customer’s locations, such as storeroom management and product delivery. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

Selling, general and administrative (“SG&A”) expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

During the years ended December 31, 2005, 2004 and 2003, inflation has not had a significant impact on our results of operations as we have been able to pass the majority of these increases through to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases due to inflation or fuel costs.

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8 million. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition. On April 1, 2005, the Company acquired Advanced Instruments Sales & Service, Inc. (“AI”) for cash consideration of approximately $16.8 million and our stock of approximately $0.5 million. AI performs services and distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition. On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1 million. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

AGB had net sales of $26.6 million, gross profit of $7.8 million and operating income of $1.3 million included in our year ended December 31, 2005 results. AI had net sales of $13.5 million, gross profit of $6.2 million and operating income of $1.1 million included in our year ended December 31, 2005 results. TSL had net sales of $1.0 million, gross profit of $0.6 million and operating income of $0.2 million included in our year ended December 31, 2005 results. Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

Net Sales

The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	% Change	2004	% Change	2003
Net Sales
North American Lab	$1,902.4	3.5%	$1,837.2	5.9%	$1,734.3
European Lab	1,089.8	5.3%	1,035.3	11.0%	932.6
Science Education	146.0	9.9%	132.9	4.4%	127.3
Total	$3,138.2	4.4%	$3,005.4	7.6%	$2,794.2

Net sales for 2005 increased $132.8 million or 4.4% over 2004. Our current year acquisitions and the effects of foreign currency accounted for $41.1 million and $9.5 million of the increase, respectively. Excluding these effects, net sales increased 2.7% from 2004. All of our segments experienced net sales growth in 2005. Net sales for 2004 increased $211.2 million or 7.6% from 2003. Excluding the effects of foreign currency of $108.2 million for 2004, net sales increased by 3.7% from 2003. The vast majority of the 2004 growth expressed in local currencies was from the North American Lab segment while net sales in the European Lab segment were flat.

Net sales in the North American Lab segment for 2005 increased $65.2 million or 3.5%. Our current year acquisition of AI and the effects of foreign currency accounted for $13.5 million and $13.4 million of the increase, respectively. Excluding these effects, net sales increased 2.1% from 2004. During 2005, our net sales in the bio-pharmaceutical market were relatively flat and our net sales in the education and industrial markets achieved low single-digit growth. Net sales in the North American Lab segment for 2004 increased $102.9 million or 5.9%. Foreign currency changes accounted for $11.8 million of the increase for 2004 and our organic growth was relatively broad based across most product groups, especially chemicals and equipment/instruments.

Net sales in the European Lab segment for 2005 increased $54.5 million or 5.3%. Our current year acquisitions of AGB and TSL favorably impacted net sales by $27.6 million and the effects of foreign currency unfavorably impacted net sales by $3.9 million. Excluding these effects, net sales increased 3.0% from 2004. Our European Lab segment operates in fifteen countries and its results are heavily influenced by the larger countries in which we operate such as Germany, the UK, France, and Belgium. These large markets and the majority of our smaller operations in other countries experienced growth during 2005. This growth was primarily driven by our bio-pharmaceutical and industrial markets and was partially offset by a decline in our resellers market. Net sales in the European Lab segment for 2004 increased $102.7 million or 11.0%. The increase was due to the impact of favorable currency exchange rates, as sluggish economic conditions throughout Europe caused net sales expressed in local currencies to be essentially flat. Foreign currency changes accounted for $96.4 million of the 2004 increase.

Net sales in the Science Education segment for 2005 increased $13.1 million or 9.9%. This increase was primarily driven by increased sales in both our education and publishers markets. In addition, during 2005 there were less budget constraints by certain state and local governments, which limited the amount of funds available for the purchase of scientific supplies for school laboratories, as compared to 2004. Net sales in the Science Education segment for 2004 increased $5.6 million or 4.4%. The increase for 2004 was mainly attributable to a strong selling season especially during the third quarter. The positive sales growth during the third quarter of 2004 helped offset the sales decline this segment had experienced during the first half of 2004 as a result of the budget constraints discussed above.

Gross Profit

The following table presents gross profit for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Gross profit	$803.7	$764.7	$716.1
Percentage of net sales (gross margin)	25.6%	25.4%	25.6%

Gross profit for 2005 increased $39.0 million or 5.1%. Our current year acquisitions and the effects of foreign currency accounted for $14.6 million and $2.0 million of the increase, respectively. Excluding these effects, gross profit increased 2.9% from 2004. During 2005, our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased slightly as a result of product mix and pricing pressures. Science Education gross margin percentages decreased as a result of product mix, pricing pressures and a shift in customer buying patterns to open bid or auction purchasing.

Gross profit for 2004 increased $48.6 million or 6.8%. Approximately $32.7 million of this growth was attributable to the effect of currency translation and the balance was primarily comprised of the margin effect associated with organic net sales growth. For the year ended December 31, 2004 compared to the year ended December 31, 2003, our North American Lab margin percentages improved slightly, mainly because of higher supplier rebates, while our European Lab margin percentages declined slightly, mainly because of higher product costs for certain chemicals.

Selling, General and Administrative Expenses

The following table presents SG&A expenses, for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Selling, general and administrative expenses	$640.0	$619.3	$583.4
Percentage of net sales	20.4%	20.6%	20.9%

Since the Acquisition in April 2004, we made significant investments in sales, marketing, and sourcing personnel to support our strategic growth plans and expanded our finance and administrative capabilities to support the Company as a stand-alone entity. At the same time, we also implemented various restructuring and cost reduction programs to partially offset the costs of these investments, redirect resources to align with our strategy and improve operating effectiveness. As a result, while SG&A expenses have increased in comparison to the corresponding periods, we have experienced a reduction in such costs as a percentage of net sales due to restructuring and cost containment efforts.

SG&A expenses for 2005 increased $20.7 million or 3.3%. Our current year acquisitions and the effects of foreign currency accounted for $12.0 million and $0.7 million of the increase, respectively. Excluding these effects, SG&A expenses increased $8.0 million or 1.3% from 2004. This increase primarily reflects our aforementioned investments in personnel, inflation, and costs incurred related to our compliance with the Sarbanes-Oxley Act. Partially offsetting the increase are savings from our restructuring programs and lower provisions for bonus of approximately $7.1 million in North America, due to shortfalls from the approved management incentive plan earnings targets.

SG&A expenses for 2004 increased $35.9 million or 6.2%. Excluding the effects of foreign exchange totaling $27.7 million for 2004, SG&A increased by 1.4% from 2003. Staffing reductions resulted in modest declines in SG&A expenses during the first half of 2004. These declines were subsequently offset during the third quarter of 2004 by increases in costs associated with our investment in sales and other strategic and corporate personnel.

Restructuring Charges

During 2005, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures and recorded pre-tax charges of $20.6 million. In connection with these actions, we recorded restructuring charges of $5.8 million, primarily severance, for North American Lab; $13.8 million, primarily related to the closing of a facility and the consolidation of administrative operations in the UK and severances and related costs for personnel in our UK, German, French, Nordic and Italian operations, for European Lab; and $1.0 million, primarily severance, for Science Education. The majority of actions required have been completed as of December 31, 2005.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2005, 2004 and 2003 (dollars in millions):

	Years Ended December 31,			Percent of Net Sales
	2005	2004	2003	2005	2004	2003
Operating Income
North American Lab	$91.0	$93.6	$82.8	4.8%	5.1%	4.8%
European Lab	38.1	37.2	35.9	3.5%	3.6%	3.8%
Science Education	14.0	14.6	14.0	9.6%	11.0%	11.0%
Total	$143.1	$145.4	$132.7	4.6%	4.8%	4.7%

Operating income for 2005 decreased $2.3 million or 1.6% from 2004. Our current year acquisitions and the effects of foreign currency favorably impacted operating income in 2005 by $2.6 million and $1.3 million, respectively. The restructuring programs discussed above decreased operating income by $20.6 million in 2005. Excluding these effects, operating income increased $14.4 million or 9.9% over 2004. This increase was the result of improvement in gross profit of $22.4 million, primarily attributable to sales volume, partially offset by an SG&A increase of $8.0 million. Operating income for 2004 increased $12.7 million or 9.6%. Excluding the effects of strengthening foreign currencies, operating income would have increased by 5.8% in 2004. Operating income expressed as a percentage of net sales was 4.8% for 2004 compared to 4.7% for 2003. The year-over-year improvement was primarily due to sales and gross profit growth rates exceeding the SG&A expense growth rate in the North American Lab segment.

Operating income in the North American Lab segment for 2005 decreased $2.6 million or 2.8% from 2004. Our current year acquisition of AI and the effects of foreign currency favorably impacted operating income in 2005 by $1.1 million and $1.4 million, respectively. The restructuring programs discussed above decreased operating income by $5.8 million in 2005. Excluding these effects, operating income increased $0.7 million or 0.7% over 2004. This increase was a result of a gross profit increase of $19.3 million offset by an SG&A increase of $18.6 million. The increase in SG&A reflects the majority of the investments in personnel and costs incurred related to our compliance with the Sarbanes-Oxley Act, partially offset by the lower provisions for bonus, discussed in SG&A above. Operating income in the North American Lab segment for 2004 increased $10.8 million or 13.0% from 2003. The year-over-year improvement was primarily due to higher supplier rebates and sales and gross profit growth rates exceeding the SG&A expense growth rate as the result of productivity initiatives taken to reduce costs during the third quarter of 2003. Strengthening foreign currencies positively affected operating income by $1.8 million for 2004 compared to 2003.

Operating income in the European Lab segment for 2005 increased $0.9 million or 2.4% over 2004. Our current year acquisitions of AGB and TSL favorably impacted operating income by $1.5 million in 2005. The restructuring programs discussed above and the effects of foreign currency decreased operating income by $13.8 million and $0.1 million, respectively. Excluding these effects, operating income increased $13.3 million or 35.8% over 2004. This increase was a result of a gross profit increase of $0.2 million and an SG&A decrease of $13.1 million reflecting savings from both 2004 and 2005 restructuring initiatives. Included in this increase is an improvement in operating results in France of $5.1 million from 2004. Operating income in the European Lab segment for 2004 increased $1.3 million or 3.6%. Strengthening currencies positively affected operating income by $3.2 million for 2004 compared to 2003. Excluding this effect, operating income decreased $1.9 million or 5.3% from 2003. In 2004 the European Lab segment was adversely affected by changes in pricing for certain chemicals purchased from Merck KGaA that we could not recover through pricing increases and by losses of approximately $6.4 million in our French operations in 2004 which exceeded the losses of approximately $3.2 million in 2003.

Operating income in the Science Education segment for 2005 decreased $0.6 million, or 4.1% from 2004. Excluding restructuring charges of $1.0 million in 2005, operating income for Science Education increased $0.4 million or 2.7% over 2004. This increase is a result of  a gross profit increase of $2.9 million attributable to sales volume, partially offset by an unfavorable mix of business and more aggressive buying patterns of customers, and an  increase in SG&A of $2.5 million. Operating income in the Science Education segment for 2004 increased $0.6 million or 4.3%. The 2004 increase in operating income was mainly due to an increase in net sales.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $104.0 million, $57.5 million and $24.4 million for 2005, 2004 and 2003, respectively. The 2005 increase was due to the new capital structure from the Acquisition being in place for the entire year, interest expense on the Senior Discount Notes and higher variable interest rates on the Senior Secured Credit Facility during 2005 than 2004. The 2004 increase was due to the new capital structure that was established in connection with the Acquisition that resulted in a higher level of outstanding debt as well as an increase in interest rates.

Other (Income)/Expense, net

Other (income)/expense, net was ($3.8) million, ($2.0) million and ($3.0) million for 2005, 2004 and 2003, respectively. Income in 2005 included net exchange gains of ($2.8) million, equity income of ($0.5) million and net gains on sale of assets of ($0.5) million. Income in 2004 included net exchange gains of ($1.5) million and equity income of ($0.5) million. Income in 2003 included net gains on sale of assets of ($1.4) million, ($1.0) million related to an insurance recovery and equity income of ($0.6) million.

Income Tax Provision

The effective income tax rate was 48.7%, 42.4% and 41.5% for 2005, 2004 and 2003, respectively. The effective tax rates for 2005 and 2004 were higher than 2003 primarily as a result of the valuation allowance required for losses incurred in France and foreign tax credits in the U.S. Additionaly, the 2005 effective tax rate is higher because there is no state tax benefit associated with the interest expense related to the Senior Discount Notes.

Historical Cash Flows

Cash Flows from Operating Activities

The following table presents cash flow from operations related to operations and working capital (dollars in millions):

	Years Ended December 31,
	2005	2004	2003
Cash flow from operations, excluding working capital	$107.7	$100.9	$123.7
Cash flow from working capital changes, net	(37.6)	84.5	31.4
Cash flow from operations	$70.1	$185.4	$155.1

We generated $70.1 million of cash flow from operations during 2005 compared to $185.4 million during 2004. The decrease in cash from operations is a result of increased levels of working capital in 2005 as compared to 2004. In 2005, cash flow from working capital changes used cash primarily for cash payments for restructuring charges of $34.9 million and increases in inventories of $29.0 million. These cash usages were partially offset by an increase in our accounts payable of $32.4 million.

We generated $185.4 million of cash flow from operations during 2004 compared to $155.1 million during 2003. The improvement in cash from operations was primarily the result of improvements in working capital management partially offset by a decline in net income resulting from higher interest expense. The significant improvement in cash flow from working capital changes was the result of increased focus by the Company’s management in the areas of accounts payable and inventory that was partially offset by an increase in trade accounts receivable.

Days sales outstanding in accounts receivable were 48.2, 49.0 and 48.9 days as of December 31, 2005, 2004 and 2003, respectively. Days sales outstanding are higher in Europe due to the extended payment practices in the countries in which we operate.

Days supply in inventory were 43.1, 39.1 and 46.6 days as of December 31, 2005, 2004 and 2003, respectively. The 2005 increase is a result of changes in our supplier network and the stocking of products from new suppliers. The 2004 decrease was due primarily to efforts to reduce inventory levels while maintaining customer service levels.

Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we may make early payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in the countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year. Days payable outstanding were 59.1, 52.5 and 41.1 days as of December 31, 2005, 2004 and 2003, respectively. These increases are mainly due to efforts to reduce working capital by increasing our days payable outstanding.

Cash Flows from Investing Activities

Net cash used in investing activities was $62.2 million, $1,577.1 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 usage primarily related to investments to acquire businesses of $46.0 million and capital expenditures of $18.4 million. The 2004 usage primarily related to the Acquisition and capital expenditures of $16.4 million. The 2003 usage related to capital expenditures of $16.6 million, offset by proceeds from sales of property and equipment of $7.7 million.

Our capital expenditures consist of two principal components: expenditures for facilities and expenditures for technology to support the business. The timing of warehouse expansions may cause a variance in year-to-year capital expenditures. We anticipate 2006 capital expenditures to approximate

$40.0 million. The significant components of these expenditures will include expansion in Puerto Rico and other improvements in operating capacity; upgrading our manufacturing facilities in Belgium and France; and investments in information technology to support certain business initiatives.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $3.4 million,  $1,607.6 million and ($144.8) million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 cash provided is comprised of a net increase in our bank checks outstanding of $15.0 million, net debt payments of ($10.7) million, cash paid for debt issuance costs of ($0.8) million and net stock activities of ($0.1) million. The net cash provided in 2004 was primarily a result of the Acquisition, the new capital structure we established, a net increase in our bank checks outstanding and proceeds from the CDRV Investors, Inc. Stock Incentive Plan. The 2003 usage primarily related to net debt repayments.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient funds from both internal and external sources to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range objectives and meeting debt service commitments.

As of December 31, 2005, we had outstanding indebtedness of $1,393.4 million, which consists primarily of $520.0 million aggregate principal amount of VWR Notes, $330.2 million of accreted value of Senior Discount Notes, a $379.9 million U.S. dollar-denominated term loan and a $157.2 million Euro-denominated term loan. Cash paid for interest during 2005 was $70.4 million as compared to $35.2 million in 2004. Our debt levels, interest rates and our cash paid for interest expense increased significantly as a result of the Acquisition and the issuance of the Senior Discount Notes. Based on borrowings outstanding and interest rates in effect as of December 31, 2005, interest expense for the year ending December 31, 2006 is expected to be reasonably consistent with the 2005 amount. Prior to the Acquisition, interest on our push down debt did not represent cash interest, as we were not required to pay Merck KGaA interest. The interest expense associated with the push down debt was recorded as a capital contribution by Merck KGaA, net of tax.

As of December 31, 2005, we had $11.6 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility forming part of the Senior Secured Credit Facility was $138.4 million. Undrawn amounts under the multi-currency revolving credit facility will be available to meet future working capital and our other business needs. As borrowings under the multi-currency revolving credit facility may fluctuate with our working capital and other business needs, and the borrowings thereunder bear interest at variable rates, interest expense for this facility will fluctuate as well.

Under the credit agreement for the Senior Secured Credit Facility, beginning in 2006, VWR’s Excess Cash Flow (as defined in the credit agreement) from the prior year will be required to be used to prepay credit agreement debt. On March 31, 2006, $44.4 million will be repaid as required by the Excess Cash Flow provisions of the Senior Secured Credit Facility. Based upon current levels of operations and expectations as to future growth, we believe that cash on hand, generated from operations, together with amounts available under our $150.0 million multi-currency revolving credit facility which is a component of the Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of the Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2005, we had $126.1 million of cash and cash equivalents on hand.

Schedule of Contractual Obligations

The following tables detail the payment schedule for debt, capital leases and operating leases as of December 31, 2005 (dollars in millions):

	<1 year		1-3 years	4-5 years	>5 years	Total
Senior Secured Credit Facility	$44.4	(1)	$10.0	$246.8	$235.9	$537.1
6 7/8% Unsecured Senior Notes due 2012	—		—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—		—	—	320.0	320.0
9 5/8% Senior Discount Notes due 2015 (accreted value)	—		—	—	481.0	481.0
Bank loans	0.3		—	—	—	0.3
Capital leases	0.8		1.4	1.3	2.3	5.8
Operating leases	23.8		36.2	23.5	30.7	114.2
Total	$69.3		$47.6	$271.6	$1,269.9	$1,658.4

(1)             Reflects the amount due in March 2006 based on VWR’s Excess Cash Flow generated in 2005.

Prior to the Acquisition, substantially all of VWR’s debt was with Merck KGaA and affiliates at an average interest rate of 2.0% to 2.8%. The push down debt reflects the debt incurred by Merck KGaA as a result of its acquisition of VWR International Corporation. A portion of the cash consideration for the Acquisition was used to repay all debt owing to Merck KGaA and affiliates outstanding on April 7, 2004.

Indebtedness Following the Acquisition

Senior Secured Credit Facility.   On April 7, 2004, VWR, with a syndicate of lenders, led by Deutsche Bank AG, New York Branch, as administrative agent, Citicorp North America Inc., as syndication agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as documentation agents, entered into the Senior Secured Credit Facility. VWR is the borrower under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding at €132.7 million (approximately $157.2 million on a U.S. dollar equivalent basis as of December 31, 2005), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. The term loan principal amounts currently outstanding are net of a $50.0 million prepayment on July 30, 2004. As of December 31, 2005, nothing was drawn under the multi-currency revolving credit facility and we had $11.6 million in undrawn letters of credit. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries.

VWR Notes.   On April 7, 2004, VWR issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the VWR Notes contain certain covenants that limit VWR’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require VWR to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio, as those terms are defined and relate to VWR. At December 31, 2005, VWR was in compliance with all covenants.

Senior Discount Notes.   On December 16, 2004, we issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of Senior Discount Notes. The proceeds, net of $1.5 million of debt issuance costs, were used to pay a cash dividend to holders of our common stock in December 2004. The notes are senior unsecured obligations of the Company and are structurally subordinated to all obligations and other liabilities of the Company’s existing and future subsidiaries.

No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue on the notes and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent funds are available for distribution by our subsidiaries to us (net of applicable taxes and expenses) under specified provisions of the indentures governing the VWR Notes and applicable law. As of December 31, 2005, the accreted value of the Senior Discount Notes was $330.2 million. VWR does not guarantee the obligations under the Senior Discount Notes.

The indenture for the Senior Discount Notes contains covenants that, among other things, limit the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At December 31, 2005, the Company was in compliance with all covenants. The terms of the Senior Secured Credit Facility and the indentures governing the VWR Notes significantly restrict VWR from making distributions and otherwise transferring assets to us.

European Subsidiaries.   Our European subsidiaries operate with and without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, VWR’s compliance with the financial covenants set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those terms are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. VWR was in compliance with these financial covenants as of December 31, 2005.

Credit Agreement EBITDA as presented herein is a VWR financial measure that is used in the credit agreement for the Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends from VWR to CDRV Holdings, Inc.

Credit Agreement EBITDA is not used in the indentures for the notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio”, which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The following table presents a calculation of VWR’s Credit Agreement EBITDA for the year ended December 31, 2005 (dollars in millions):

Income before cumulative effect of a change in accounting principle	$41.8
Income tax provision	31.0
Interest expense, net	74.3
Depreciation and amortization	33.9
Non-cash charges (1)	13.7
Other extraordinary, unusual or non-recurring items (2)	20.2
Adjustment for pro-forma effect of material acquisitions (3)	0.8
Credit Agreement EBITDA	$215.7

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

(3)          Adjustment for pro-forma effect of material acquisitions, as defined, is reflected in the calculation of Credit Agreement EBITDA on a pro-forma basis as if the acquisitions of AGB and AI occurred on January 1, 2005.

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

The table below sets forth VWR’s specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the year ended December 31, 2005:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.9
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.1

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Accounts Receivable and Reserves.   The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Inventories.   Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the U.S. subsidiaries and the average cost or the first-in, first-out (“FIFO”) method for all other subsidiaries. During the year, estimates of the impact of LIFO are used based upon full year estimates of the impact of LIFO and such estimates may change during the course of the year based upon various factors such as price increases and inventory turnover. We review our inventory realization based upon several factors, including customer demand, supply of inventory and competitive activity and record reserves for obsolescence based upon those and other factors. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors.

Rebates from Suppliers.   We earn rebates from certain of our suppliers from the achievement of certain sales growth and/or purchase volume thresholds. To the extent that rebates relate to inventory on hand, the inventory cost is reduced to reflect the lower cost. During the course of the year, estimates made concerning the achievement of these goals or milestones can vary from quarter to quarter. Generally, a proportionally larger amount of rebates are earned in the fourth quarter of each year.

Agreements with Customers.   We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other items. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded as a reduction to sales.

Goodwill and Intangible Assets.   In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but rather, is evaluated for impairment on an annual basis. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit during the fourth quarter of each year. Fair value of the reporting unit is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

As a result of the Acquisition, we have recognized significant intangible assets. In accordance with the provisions of SFAS No. 142, we reevaluate the estimated useful lives of our intangible assets annually. Those intangible assets considered to have indefinite useful lives are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might be less than the fair value, we will perform an impairment review. Fair value of intangible assets is determined using a discounted cash flow approach. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors including projections of future earnings potential. While we believe our estimates are reasonable, different assumptions regarding items such as future earnings potential and volatility in the markets we serve could affect our evaluations and result in write-downs to the carrying amount of our goodwill and our intangible assets.

Product Liability.   We are subject to product liability and other claims in the ordinary course of business. Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies. While the impact on us of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future. For further information, see “Item 3—Legal Proceedings.”

Environmental Liabilities.   We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. Inherent uncertainties exist in these estimates due to unknown conditions, changing laws and regulations and changes in the manner or method of enforcement of such laws and regulations. Accrued liabilities and payments related to environmental liabilities have not been material. Although management uses its best estimates when establishing accruals for environmental liabilities, if interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

Pension Plans.   We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly.

Estimates and Other Accounting Policies.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to product returns, intangible assets, income taxes, restructuring costs, insurance costs, and contingencies and litigation. While actual results could differ from those estimates, management believes that the estimates are reasonable.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, we introduced a share-based compensation arrangement as a component of our compensation plans for our employees. Effective January 1, 2006 we are no longer permitted to follow the intrinsic value accounting method of APB No. 25, and SFAS No. 123R will apply to all of our outstanding unvested options as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact this Statement will have on the Company’s results of operations will be substantially consistent with the pro-forma amounts shown in Note 2(o) in our consolidated financial statements.

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard is not expected to materially impact the Company.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:

•       management forecasts;

•       efficiencies and cost savings;

•       income and margins;

•       growth;

•       economies of scale;

•       the economy;

•       future economic performance;

•       future acquisitions and dispositions;

•       litigation;

•       potential and contingent liabilities;

•       management’s plans;

•       taxes; and

•       refinancing of debt.

Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A - Risk Factors” and elsewhere in this Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•       actions by manufacturers, customers, carriers and other third parties;

•       our ability to maintain our relationships with manufacturers;

•       loss of our key executive officers;

•       our ability to consummate and integrate potential acquisitions;

•       the effect of political and economic conditions, inflation and interest rates worldwide;

•       the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters; and

•       increased competition from other companies in our industry and our ability to retain or increase our market shares in our principal geographical markets.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Market and Industry Data

Information in this Form 10-K about the global research laboratory industry, including our general expectations concerning the industry, are based on estimates prepared using data from various sources and on assumptions made by us. We believe data regarding the global research laboratory industry are inherently imprecise, but based on management’s understanding of the markets in which we compete, management believes that such data is generally indicative of the industry. Our estimates, in particular as they relate to our general expectations concerning the global research laboratory industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Risk Factors Related to Our Capital Structure” and “Risk Factors Related to Our Business”  in “Item 1A - Risk Factors.”

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   We are exposed to changes in interest rates, primarily as a result of our existing short-term and long-term debt with both fixed and floating interest rates. Prior to the Acquisition, we did not enter into agreements related to interest rate risk. A 100 basis point (or 1.00%) change in variable rate debt outstanding as of December 31, 2005 would, on an annualized basis, affect net income by approximately $3.2 million.

In the future, we may use interest rate swaps or other derivatives to manage interest rate risk on future income caused by interest rate changes on the variable rate facilities under the Senior Secured Credit Facility. If swaps are used, the differential to be paid or received under the agreements is recognized as an adjustment to interest expense related to the debt. The Senior Secured Credit Facility requires us to enter into interest rate protection agreements which, together with fixed interest rates then applicable to our consolidated funded indebtedness, will provide interest rate protection with respect to at least 50% of our consolidated funded indebtedness for a period of time. Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan facility.

Foreign Currency Hedging.   The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our net sales, gross margins, operating expenses, cash flows and retained earnings, all of which are expressed in U.S. dollars. However, net sales and costs tend to be incurred in the same currency, and therefore, mitigate local currency risks.

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. These activities have not been material to our financial statements. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. The majority of our debt, including the notes, is denominated in U.S. dollars, and accordingly, the majority of our future debt service needs will be U.S. dollar denominated. We have a Euro-denominated term loan in an aggregate principal amount equal to €132.7 million (approximately $157.2 million as of December 31, 2005, on a U.S. dollar equivalent basis) and a $150.0 million multi-currency revolving credit facility forming part of the Senior Secured Credit Facility, as well as borrowings under certain local credit facilities, each of which partially mitigates our currency risk with respect to future debt service. Net sales and costs tend to be incurred in the same currency, and therefore mitigate local currency risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and schedule of CDRV Investors, Inc. (Successor) and VWR International Corporation (Predecessor) for the periods indicated are included in this 10-K.

The term “Successor” refers to CDRV Investors, Inc. following the Acquisition. The term “Predecessor” refers to VWR International Corporation prior to the Acquisition on April 7, 2004.

Page
CDRV Investors, Inc. (Successor) and VWR International Corporation (Predecessor)
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of December 31, 2005 and 2004	43
Consolidated Statements of Operations for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	44
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	45
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	47
Notes to Consolidated Financial Statements	48
Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003.	112

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CDRV Investors, Inc.:

We have audited the accompanying consolidated balance sheets of CDRV Investors, Inc. and subsidiaries (Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2005 and the period from April 7, 2004 to December 31, 2004 (Successor period) and from January 1, 2004 to April 6, 2004 and for the year ended December 31, 2003 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDRV Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the Successor periods in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of  operations and cash flows of VWR International Corporation and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 7, 2004, CDRV Acquisition Corporation acquired all of the outstanding stock of VWR International Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, are not comparable.

As discussed in Note 3 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 30, 2006

CDRV INVESTORS, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$126.1	$116.9
Trade accounts receivable, less reserves of $6.6 and $6.0, respectively	407.3	413.4
Other receivables	31.0	25.3
Inventories	270.4	248.9
Other current assets	30.6	27.1
Total current assets	865.4	831.6
Property and equipment, net	156.8	154.4
Investments	7.8	8.7
Goodwill	910.0	907.0
Other intangible assets, net	552.7	570.8
Deferred income taxes	8.7	34.4
Other assets	45.9	46.5
Total assets	$2,547.3	$2,553.4
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of bank debt and current portion of capital lease obligations	$45.5	$12.9
Accounts payable	370.3	333.8
Accrued expenses	139.1	151.7
Total current liabilities	554.9	498.4
Long-term debt	1,342.9	1,380.1
Capital lease obligations	5.0	6.1
Other long-term liabilities	87.1	86.2
Deferred income taxes	233.5	241.1
Total liabilities	2,223.4	2,211.9
Common stock purchase subject to guarantee agreement (Note 14)	2.6	2.9
Commitments and contingences (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,779,178 shares issued and 5,753,428 outstanding at December 31, 2005; 5,741,217 shares issued and 5,740,517 outstanding at December 31, 2004	0.1	0.1
Additional paid-in capital	268.0	263.4
Retained earnings	43.6	22.1
Unamortized value of restricted stock issued	(1.6)	(0.3)
Accumulated other comprehensive income	12.7	53.4
Treasury stock, at cost, 25,750 shares at December 31, 2005 and 700 shares at December 31, 2004	(1.5)	(0.1)
Total stockholders’ equity	321.3	338.6
Total liabilities and stockholders’ equity	$2,547.3	$2,553.4

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net sales	$3,138.2	$2,212.2	$793.2	$2,794.2
Cost of goods sold	2,334.5	1,652.7	588.0	2,078.1
Gross profit	803.7	559.5	205.2	716.1
Selling, general and administrative expenses	640.0	455.6	163.7	583.4
Restructuring charges (Note 4)	20.6	—	—	—
Operating income	143.1	103.9	41.5	132.7
Interest income	(2.7)	(0.8)	(0.2)	(1.7)
Interest expense:
Interest on push down debt	—	—	4.1	15.2
All other interest	106.7	52.7	1.7	10.9
Other (income) expense, net	(3.8)	(2.1)	0.1	(3.0
Income before income taxes and cumulative effect of a change in accounting principle	42.9	54.1	35.8	111.3
Income tax provision	20.9	23.0	15.1	46.2
Income before cumulative effect of a change in accounting principle	22.0	31.1	20.7	65.1
Cumulative effect of a change in accounting principle, net of taxes of $0.3 (Note 3)	(0.5)	—	—	—
Net income	$21.5	$31.1	$20.7	$65.1

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Stockholders’ Equity and

Other Comprehensive Income (Loss)

(Dollars in millions, except share data)

For the Period January 1, 2003—April 6, 2004 (Predecessor)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
Balance at January 1, 2003	$ —	$ 216.7	$ —	$ (39.8)	$ 176.9
Comprehensive income (loss):
Net income	—	—	65.1	—	65.1
Minimum pension liability, net of taxes of $0.8	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	16.8	16.8
Unrealized loss on derivatives, net of tax	—	—	—	(0.3)	(0.3)
Total comprehensive income					80.4
Transfers to Merck KGaA and affiliates, net	—	(1.0)	—-	—	(1.0)
Capital contribution for interest expense on push down debt, net of tax	—	9.1	—	—	9.1
Balance at December 31, 2003	—	224.8	65.1	(24.5)	265.4
Comprehensive income (loss):
Net income	—	—	20.7	—	20.7
Foreign currency translation adjustment	—	—	—	(3.7)	(3.7)
Unrealized gain on derivatives, net of tax	—	—	—	0.2	0.2
Total comprehensive income					17.2
Capital contribution for interest expense on push down debt, net of tax	—	2.5	—	—	2.5
Balance at April 6, 2004	$ —	$ 227.3	$ 85.8	$ (28.0)	$ 285.1

See accompanying notes to consolidated financial statements.

VWR INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss) (Continued)

(Dollars in millions, except share data)

For the Period April 7, 2004—December 31, 2005 (Successor)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at April 7, 2004	—	$ —	$ —	$ —	$ —	$ —	—	$ —	$ —
Issuance of common stock, net	5,500,000	0.1	531.2	—	—	—	—	—	531.3
Issuance of common stock in connection with our stock incentive plan (Note 14)	241,217	—	20.8	—	—	—	—	—	20.8
Issuance of restricted common stock, net (Note 15)	—	—	0.3	—	(0.3)	—	—	—	-
Dividends paid	—	—	(288.9)	(9.0)	—	—	—	—	(297.9)
Acquisition of treasury stock	—	—	—	—	—	—	700	(0.1)	(0.1)
Comprehensive income (loss):
Net income	—	—	—	31.1	—	—	—	—	31.1
Foreign currency translation adjustment	—	—	—	—	—	54.1	—	—	54.1
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(0.7)	—	—	(0.7)
Total comprehensive income									84.5
Balance at December 31, 2004	5,741,217	0.1	263.4	22.1	(0.3)	53.4	700	(0.1)	338.6
Issuance of common stock in connection with our stock incentive plan (Note 14)	29,032	—	1.6	—	—	—	—	—	1.6
Issuance of restricted common stock, net (Note 15)	—	—	1.3	—	(1.3)	—	—	—	—
Issuance of common stock in connection with acquisition (Notes 5 and 14)	8,929	—	0.5	—	—	—	—	—	0.5
Reduction of common stock purchase subject to guarantee agreement	—	—	0.3	—	—	—	—	—	0.3
Stock-based compensation	—	—	0.9	—	—	—	—	—	0.9
Acquisition of treasury stock	—	—	—	—	—	—	25,050	(1.4)	(1.4)
Comprehensive income (loss):
Net income	—	—	—	21.5	-	-	-	-	21.5
Minimum pension liability, net of taxes of $7.6	—	—	—	—	—	(11.9)	—	—	(11.9)
Foreign currency translation adjustment	—	—	—	—	—	(29.2)	—	—	(29.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.4	—	—	0.4
Total comprehensive (loss)									(19.2)
Balance at December 31, 2005	5,779,178	$ 0.1	$ 268.0	$ 43.6	$ (1.6)	$ 12.7	25,750	$ (1.5)	$ 321.3

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Cash flows from operating activities:
Net income	$21.5	$31.1	$20.7	$65.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.9	25.8	8.9	32.9
Gain on sale of assets	(0.5)	—	—	(1.4)
Cumulative effect of a change in accounting principle	0.5	—	—	—
Interest on push down debt, net of tax	—	—	2.5	9.1
Non-cash interest accretion	29.6	1.2	—	—
Non-cash provision for restructuring charges	11.5	—	—	—
Non-cash equity compensation expense	0.9	—	—	—
Amortization of debt issuance costs	5.4	3.7	—	—
Deferred income tax expense	1.7	3.0	0.9	14.0
Provision for doubtful accounts	3.2	2.5	0.6	4.0
Changes in working capital, net of effect of business acquisitions:
Trade accounts receivable	(14.6)	4.9	(26.8)	2.3
Other receivables	(11.3)	(7.0)	8.7	1.5
Inventories	(29.0)	20.5	17.5	13.4
Other assets	(2.0)	(1.1)	1.9	7.8
Accounts payable	32.4	0.2	61.7	4.6
Other liabilities	(13.1)	3.1	0.9	1.8
Net cash provided by operating activities	70.1	87.9	97.5	155.1
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	—	(1,539.1)	—	—
Transaction costs	(1.5)	(20.5)	—	—
Acquisitions of businesses	(44.5)	(2.7)	—	—
Capital expenditures	(18.4)	(13.1)	(3.3)	(16.6)
Proceeds from sales of property and equipment	2.2	1.2	0.4	7.7
Net cash used in investing activities	(62.2)	(1,574.2)	(2.9)	(8.9)
Cash flows from financing activities:
Proceeds from debt	3.2	1,466.9	13.3	136.2
Repayment of debt	(13.9)	(111.1)	(6.8)	(265.5)
Decrease (increase) in notes receivable from Merck KGaA and affiliates	—	—	4.1	(9.1)
Net change in bank checks outstanding	15.0	25.0	(2.1)	(5.4)
Issuance of 100 shares of common stock, net of expenses	—	531.3	—	—
Proceeds from stock incentive plan	1.3	23.8	—	—
Cash paid for debt issuance costs	(0.8)	(38.8)	—	—
Dividends paid	—	(297.9)	—	—
Acquisition of treasury stock	(1.4)	(0.1)	—	—
Other	—	—	—	(1.0)
Net cash provided by (used in) financing activities	3.4	1,599.1	8.5	(144.8)
Effect of exchange rate changes on cash	(2.1)	4.1	(0.6)	2.2
Net increase in cash and cash equivalents	9.2	116.9	102.5	3.6
Cash and cash equivalents beginning of period	116.9	—	28.3	24.7
Cash and cash equivalents end of period	$126.1	$116.9	$130.8	$28.3
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70.4	$33.9	$1.3	$11.3
Income taxes paid, net	$12.6	$29.1	$4.2	$33.9

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(1)   Background and Nature of Operations

CDRV Investors, Inc. (“CDRV,” the “Company,” “us,” “we” or “our”) was incorporated in Delaware on February 9, 2004 by Clayton, Dubilier & Rice Fund VI Limited Partnership. CDRV through its indirect wholly-owned subsidiary, VWR International, Inc. (“VWR”), distributes scientific supplies, chemicals, and equipment, primarily in North America and Europe. The business is diversified across products and services, customer groups, and geography. The Company’s principal customers are pharmaceutical, biotechnology, chemical, technology, food processing, and consumer product companies; universities and research institutes; government agencies; environmental testing organizations; and primary and secondary schools.

The Company operates in North America (United States, Canada, Puerto Rico and Mexico) and in the following countries in Europe: Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom.

The Company’s North American business was formerly the VWR Scientific Products Corporation (“VWRSP”). In 1995, Merck KGaA, VWR International Corporation’s (VWR’s predecessor) ultimate parent company until April 7, 2004, headquartered in Darmstadt, Germany, agreed to acquire approximately 49.9% of the then-outstanding shares of VWRSP. In 1999, following a tender offer for the remaining shares; VWRSP became a wholly-owned subsidiary of Merck KGaA (collectively, the “VWRSP Acquisition”) (See Note 5(c)).

Effective January 1, 2001, Merck KGaA combined, for management purposes only, the Company’s North American business with Merck KGaA’s European business and the combined businesses operated under the name VWR International.

On December 6, 2002, VWR International Corporation was incorporated in Delaware. On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of the legal entities, which comprised the North American and European businesses, were contributed to VWR International Corporation and became wholly-owned subsidiaries of VWR International Corporation. VWR International Corporation was 100% owned by subsidiaries of Merck KGaA.

As more fully discussed in Note 5(a), on April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of the Company, for a purchase price of approximately $1,684.2, consisting of approximately $1,669.9 in cash and approximately $14.3 of assumed debt (the “Acquisition”). In addition, direct acquisition costs of approximately $77.5 were incurred. CDRVA financed the Acquisition through a $550.0 equity investment, approximately $1,110.5 in various debt instruments, acquired cash of $70.1 and accrued expenses of $16.8.

In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% Unsecured Senior Notes due 2012 and $320.0 of 8% Unsecured Senior Subordinated Notes due 2014 (the “VWR Notes”) and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR International, Inc., with VWR International, Inc. surviving, and (ii) thereafter, CDRVA merged with and into VWR International, Inc., with VWR International, Inc. surviving and assuming the obligations of CDRVA.

On December 16, 2004, we issued $481.0 of 9 5/8% Senior Discount Notes due 2015 (“Senior Discount Notes”). Prior to this issuance, we had not had any significant operating, investing or financing activities

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

other than being the holding company of CDRV Holdings, Inc., which in turn, had not had any significant operating, investing or financing activities other than being the holding company of VWR and the indirect holder of the approximately 6% equity ownership in VWR International Immobilien GmbH that VWR did not hold. The net proceeds from the issuance of the Senior Discount Notes of approximately $297.9 were used to pay a cash dividend to the holders of our common stock.

The term “successor” refers to CDRV following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRVA had no operations prior to the Acquisition.

The financial statements, for all periods presented prior to the Acquisition, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to VWR International Corporation. Management does not believe that charges for such services would have been material. See Note 17 for a further discussion of transactions with Merck KGaA.

The financial statements, for all periods presented prior to the Acquisition, reflect the push down of the purchase price paid by Merck KGaA for VWR International Corporation to the VWR International Corporation financial statements that resulted in the recognition of push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. For all periods prior to the Acquisition, interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR International Corporation would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the statements of operations, and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statements of stockholders’ equity and other comprehensive income (loss), as this interest was not required to be paid to Merck KGaA.

(2)   Summary of Significant Accounting Policies

The accounting policies as described herein are applicable to both the predecessor and successor financial statements unless specifically noted therein.

(a)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDRV and its subsidiaries after elimination of all intercompany balances and transactions.

(b)   Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with insignificant interest rate risk and having original maturities of three months or less. The amount of restricted cash was $1.2 and $1.5 at December 31, 2005 and 2004, respectively.

(c)   Trade Accounts Receivables Reserve

The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

(d)   Inventories

Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the average cost or the first-in, first-out (“FIFO”) method for all other subsidiaries. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in the cost of sales line item within the statement of operations.

(e)   Property and Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method as follows: buildings and improvements, 10 to 40 years; equipment and software, 3 to 10 years. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the improvements. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such expenses are incurred.

(f)   Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires that goodwill be tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. The Company has elected to perform its annual test for indications of goodwill impairment in the fourth quarter of each year. The test was performed and no impairment was identified.

Goodwill included in the financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Acquisition as discussed in Note 5(a).

(g)   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets used in operations when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluations are based on undiscounted cash flow and profitability projections. An impairment charge is recorded for the difference between the fair value and carrying value of the asset. No impairment losses were recorded in 2005, 2004 or 2003.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(h)   Advertising

The Company expenses advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally from 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2005 and 2004 were $8.8 and $9.8, respectively. The table below shows total advertising expense for each of the reporting periods.

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Advertising expense	$20.7	$16.4	$5.4	$23.2

(i)   Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer, and collectibility of the resulting receivable is reasonably assured. Risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without significant post-sale obligations to the customer. Provisions for discounts, and rebates to customers, sales returns, and other adjustments are provided for as a reduction of sales in the period the related sales are recorded. Service revenue is recognized when the services are performed.

(j)   Shipping and Handling

The Company records shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.

(k)   Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method under which deferred income taxes are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

(l)   Insurance

Certain insurable risks such as commercial general liability; property damage and business interruption; and workers’ compensation are insured by third parties. However, the Company self-insures certain components of these risk exposures at various deductible levels. Accruals for claims under the Company’s self-insurance programs are recorded on a claims-incurred basis.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(m)   Pensions and Other Postretirement Plans

The Company has defined benefit plans covering certain of its employees. The benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employee’s service period.

(n)   Concentrations of Credit Risk

Trade receivables reflect a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk exist.

(o)   Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Therefore, the Company has not recognized compensation expense for its options granted because such options had an exercise price equal to their fair market value on the date of grant. Had compensation expense for the Company’s stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income would have approximated the pro-forma amounts indicated below:

	Year Ended	April 7 –
	December 31,	December 31,
	2005	2004
Net income as reported	$21.5	$31.1
Add: stock-based compensation expense in reported net income, net of tax	0.5	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(1.4)	(0.3)
Pro-forma net income	$20.6	$30.8

The fair value of the Company’s stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

		Options
	Options	Granted in
	Granted in	the period
	Year Ended	April 7 –
	December 31,	December 31,
	2005	2004
Risk free interest rate	4.11%	3.79%
Expected life of options	6.5 years	6.5 years
Volatility	38%	20%
Expected dividend yield	0.0%	0.0%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(p)   Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Foreign currency translation adjustments for exchange gains and losses on transactions are included in other (income) expense, net, and were as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Exchange gains, net	$2.8	$1.1	$0.4	$0.1

There have been no significant fluctuations in foreign currency exchange rates since December 31, 2005.

(q)   Financial Instruments and Derivatives

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

The Company enters into foreign currency forward contracts primarily to hedge exposures to fluctuations in foreign currency rates that arise from purchasing of products that are denominated in foreign currencies. Gains and losses on the foreign currency forward contracts generally offset gains and losses on certain expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from foreign currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

The Company uses an interest rate cap agreement to manage its exposure to interest rate risk. This interest rate cap is designated as a cash flow hedge of the Company’s variable rate debt. This agreement is for two years and matures July 2006. Amounts accumulated in other comprehensive income are reclassified into earnings as interest is accrued on the hedge transactions. The amounts accumulated in other comprehensive income will fluctuate based on changes in the fair value of the Company’s derivatives at each reporting period.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(r)   Investments

The Company accounts for its 24% investment in a business using the equity method of accounting.

(s)   Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are cumulative foreign currency translation adjustments, cumulative minimum pension liability adjustments, and unrealized gain (loss) on derivatives. We report other comprehensive income (loss) in our consolidated statements of stockholders’ equity and other comprehensive income (loss).

Accumulated other comprehensive income (loss) net of tax, consist of:

	December 31,
	2005	2004
Foreign currency translation adjustments	$24.9	$54.1
Unrealized loss on derivatives	(0.3)	(0.7)
Minimum pension liability adjustments	(11.9)	—
	$12.7	$53.4

(t)   Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current presentation.

(u)   Use of Estimates

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

(v)   New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The provisions of this Statement become effective at the beginning of 2006. During August 2004, we introduced a share-based compensation arrangement as a component of our compensation plans for our employees. Effective January 1, 2006 we are no longer permitted to follow the intrinsic value accounting method of APB No. 25, and SFAS No. 123R will apply to all of our outstanding unvested options as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact this Statement will have on the Company’s results of operations will be substantially consistent with the pro-forma amounts shown in Note 2(o).

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

During November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight handling costs, and spoilage. This Statement requires such excess costs be charged as current-period expenses. This Statement also specifies that allocated overhead costs to inventory must be based on normal capacity measures. This Statement becomes effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard is not expected to materially impact the Company.

(3) Change in Accounting Principle

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount is depreciated over the life of the asset. The liability is adjusted to reflect the passage of time and changes in the estimated future cash flows. SFAS No. 143 was effective for the Company as of January 1, 2003.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.

(a)   Effect of Adopting FIN 47

We adopted FIN 47 effective December 31, 2005. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities including the removal of certain leasehold improvements. As a result of the adoption of FIN 47, we recorded the following amounts in our financial statements as of and for the year ended December 31, 2005:

Consolidated Statement of Operations:
Charge for cumulative effect of a change in accounting principle, net of taxes of $0.3	$0.5
Consolidated Balance Sheet:
Property and equipment, net of accumulated depreciation of $0.5	1.5
Deferred income tax asset	0.3
Long-term liabilities for asset retirement obligations	2.3

The cumulative effect of the adoption of FIN 47 of $0.5 reflects charges since the Acquisition. Asset retirement obligations have been adjusted to reflect the cumulative accretion of all related liabilities to December 31, 2005.

On a pro-forma basis, the liabilities for asset retirement obligations if FIN 47 had been adopted on January 1, 2003 would have been as follows: January 1, 2003 - $1.7, December 31, 2003 - $1.9 and

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

December 31, 2004 - $2.2. These pro-forma amounts are estimated based upon the information, assumptions and interest rates used to measure the liabilities for asset retirement obligations recognized upon adoption of FIN 47 as of December 31, 2005. Had we adopted FIN 47 at the beginning of 2003, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(b)   Prospective Accounting Methodology Under FIN 47

The liabilities for asset retirement obligations will be adjusted on an ongoing basis due to the passage of time, new laws and regulations and revisions to either the timing or amount of the original estimates. These liabilities will be accreted to their full estimated settlement amounts through the estimated ultimate settlement dates of the underlying obligations. This accretion charge will be reflected as a component of selling, general and administrative expense in our consolidated statement of operations. Net asset retirement costs will be depreciated over the remaining lease terms or lives of the related assets. This charge will be recorded as depreciation expense in our consolidated statement of operations.

(4)   Restructuring

(a)   Restructuring as a Result of the Acquisition

Subsequent to the Acquisition, we initiated restructuring activities designed to reduce operating costs and improve the operating and administrative capabilities of the Company. The initial focus was on the Company’s European operations and organizational structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 in 2004. These charges primarily related to reductions in headcount in Europe due to the reorganization of the Company’s European sales and marketing functions.

In early 2005, we implemented various restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of approximately $24.5 in the first half of 2005. These charges primarily reflect severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations.

These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

The charge for environmental remediation in France was initially estimated at $6.4 based on a preliminary study conducted by an environmental engineering firm. We have updated these estimates in coordination with the environmental engineering firm and have determined that our estimate for remediation costs should be $3.9. Accordingly, we have reduced the reserve and goodwill by $2.5 at December 31, 2005. In addition, we have also reduced our severance accruals, primarily in France and the UK, by $1.7 with a corresponding reduction to goodwill.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of the Acquisition.

	Severance
	and
	termination	Facilities
	benefits	related	Other	Total
Balance as of April 7, 2004	$—	$—	$—	$—
Accruals charged to goodwill	28.2	0.6	0.9	29.7
Cash payments/other	(7.9)	(0.1)	(0.6)	(8.6)
Currency translation changes	0.7	—	—	0.7
Balance as of December 31, 2004	21.0	0.5	0.3	21.8
Accruals charged to goodwill	13.4	10.9	0.2	24.5
Cash payments/other	(24.7)	(0.6)	(0.5)	(25.8)
Revisions to estimates	—	(4.2)	—	(4.2)
Currency translation changes	(2.1)	(1.0)	—	(3.1)
Balance as of December 31, 2005	$7.6	$5.6	$—	$13.2

(b)   Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals related to severance and facility exit costs totaling $20.6 and incurred approximately $2.1 for duplicate expenditures incurred in our UK operations related to the transition and consolidation of certain administrative functions. These duplicate expenditures are included in selling, general and administrative expenses in the accompanying statement of operations.

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance as of January 1, 2005	$—	$—	$—
Accruals charged to earnings by segment
North American Lab	5.7	0.1	5.8
European Lab	11.2	2.6	13.8
Science Education	1.0	—	1.0
Cash payments/other	(8.1)	(2.4)	(10.5)
Balance as of December 31, 2005	$9.8	$0.3	$10.1

At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities. At December 31, 2004, our aggregate restructuring liabilities of $21.8 were included in accrued expenses.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(5)   Business Combinations and Acquisitions

(a)   Acquisition of VWR International Corporation by CDRVA

On February 15, 2004, Merck KGaA and CDRVA entered into a Stock Purchase Agreement, which was consummated on April 7, 2004. The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in the accompanying financial statements as of and for the year ended December 31, 2004 were preliminary and finalized during 2005.

The excess investment made by CDRVA over the estimates of the fair market value of the identifiable assets and liabilities of VWR as of April 7, 2004 was approximately $859.6 and is summarized below.

Purchase price	$1,669.9
Estimated transaction costs	20.5
Net tangible assets acquired	(268.8)
Intangible assets acquired	(562.0)
Goodwill	$859.6

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company for the periods presented as if the Acquisition and the issuance of the Senior Discount Notes discussed in Note 11(c) had occurred as of January 1, 2003.

	Year Ended December 31,
	2004	2003
Net sales	$3,005.4	$2,794.2
Income before income taxes	47.2	30.6
Net income	24.7	15.2

These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for a consulting advisory fee, interest expense, depreciation, amortization and income taxes. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred at the beginning of 2003, or of the future results of operations of the successor Company.

(b)          Successor’s Acquisitions of AGB Scientific Ltd., Advanced Instruments Sales & Services, Inc., Technical Service Lab B.V., and Science Education Business

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition.

On April 1, 2005, the Company acquired Advanced Instruments Sales & Services, Inc. (“AI”) for cash consideration of approximately $16.8 and common stock of approximately $0.5. AI performs services and

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

distributes scientific supplies to the Puerto Rican market and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition.

On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

The excess investment made by the Company over the estimates of the fair market value of the identifiable assets and liabilities for the three acquisitions discussed above and one other minor acquisition was $23.3 and is summarized below.

Purchase price, including $0.5 of common stock	$45.0
Transaction costs	1.5
Net tangible assets acquired	(9.3)
Intangible assets acquired	(13.9)
Goodwill	$23.3

Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

On June 1, 2004, our Science Education segment acquired certain assets of a business that focuses on providing math kits and supplies primarily to the publisher textbook market for approximately $2.7.

Cash consideration for these acquisitions was funded from cash and cash equivalents on hand.

(c)   Predecessor’s Acquisition of VWRSP in 1995 and 1999

The Company’s North American business was formerly VWRSP. In 1995, Merck KGaA, agreed to acquire approximately 49.9% of the then outstanding shares of VWRSP. In July 1999, affiliates of Merck KGaA acquired through a public tender offer the remaining 50.1% of the issued and outstanding common shares of VWRSP for $584.0 to increase its beneficial ownership to 100%. The total cumulative purchase price paid by Merck KGaA for the 100% ownership was $792.0.

The 1999 acquisition has been accounted for under the purchase method in the financial statements following the push down basis of accounting through April 7, 2004. After recording the purchase price in the VWR statements, VWR had recorded $778.8 of goodwill, $17.5 of intangible assets, and $773.3 of push down debt in addition to recording other assets and liabilities at their fair values.

Interest expense was recorded on pushdown debt based upon Merck KGaA’s intercompany interest rates, which were not necessarily indicative of rates VWR International Corporation would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on pushdown debt, has been included in the statements of operations and presented as a non-cash item in the accompanying statements of cash flows and a capital contribution in the statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(d)   Goodwill and Other Intangible Assets

The following table provides a summary of goodwill established as of the Acquisition and a roll forward of goodwill to December 31, 2005 as reflected in the accompanying consolidated balance sheets.

	North	European	Science
	American Lab	Lab	Education	Total
Balance as of April 7, 2004 from Acquisition	$627.0	$164.3	$68.3	$859.6
Changes as a result of purchase accounting adjustments for the Acquisition	4.5	8.9	0.9	14.3
Currency translation changes	13.5	19.6	—	33.1
Balance as of December 31, 2004	645.0	192.8	69.2	907.0
Changes as a result of purchase accounting adjustments for the Acquisition:
Restructuring charges, net of tax	1.1	19.2	0.2	20.5
Curtailment of benefit plans, net of tax(1)	(12.1)	—	—	(12.1)
Other adjustments, net(2)	0.8	(4.9)	(1.6)	(5.7)
2005 acquisitions(3)	7.3	16.0	—	23.3
Currency translation changes	5.2	(28.1)	(0.1)	(23.0)
Balance as of December 31, 2005	$647.3	$195.0	$67.7	$910.0

(1)          During the first quarter of 2005, the Company finalized its plans with regard to the curtailment of certain U.S. benefit plans. In accordance with EITF 95-3, the curtailment gains of $12.1, net of tax, were recorded as reductions to goodwill. See Note 13 for further information.

(2)          Other adjustments, net include the favorable resolution of certain pre-Acquisition tax contingencies of $3.6 and a charge of $4.5 that represents an adjustment to deferred taxes originally established in North American Lab; reductions to restructuring liabilities for environmental remediation and severances (See Note 4(a)) of $4.2 as well as a reduction to retirement benefit liabilities of $0.6 in European Lab; and other minor adjustments to purchase price allocation.

(3)          The Company has completed its purchase price allocations for the AI and AGB acquisitions that were acquired on April 1, 2005 and has preliminarily determined its purchase price allocation for its acquisition of TSL that was acquired on July 1, 2005. Ultimate consideration related to the AGB acquisition is still under negotiation and has not been finalized. Accordingly, further adjustment to goodwill may be required once these negotiations are concluded.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted-Average
	Amortization Period	December 31,
	(Years)	2005	2004
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $13.2 and $5.5, respectively)	32.8	$232.7	$238.2
Customer relationships in Europe (net of accumulated amortization of $6.3 and $3.0, respectively)	20.5	69.5	75.4
Chemical supply agreements (net of accumulated amortization of $5.2 and $2.5, respectively)	10.0	24.2	31.0
Other (net of accumulated amortization of $0.4 and $0.2, respectively)	2.2	0.8	2.4
Total amortizable intangible assets (net of accumulated amortization of $25.1 and $11.2, respectively)		327.2	347.0
Unamortized intangible assets:
Trademarks and tradenames		225.5	223.8
Total intangible assets, net		$552.7	$570.8

Amortization expense for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Amortization expense	$14.8	$10.6	$0.4	$1.0

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2006	$15.0
2007	14.3
2008	14.3
2009	14.3
2010	14.3
Thereafter	255.0
$327.2

(6)   Investments

The Company has a 24% equity investment in an independent distribution company. The carrying amount of the Company’s 24% investment (accounted for under the equity method) was $7.4 and $8.3 as

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

of December 31, 2005 and December 31, 2004, respectively. Equity income, included in other (income) expense, net for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Equity income	$0.5	$0.4	$0.1	$0.6

The Company believes that its equity investment does not qualify as a variable interest entity, as defined in December 2003 by the FASB with its issuance of revised Interpretation No. 46, Consolidation of Variable Interest Entities.

(7)   Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivables, accounts payable, short- and long-term debt, foreign currency forward contracts and an interest rate cap.

The carrying amounts for cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.

The table below shows the carrying amounts and estimated fair values of our fixed rate long-term note debt instruments. The fair values of these instruments were estimated based on quotes from a bond trader making a market in these debt instruments.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Unsecured Senior Notes—6 7/8%	$200.0	$198.5	$200.0	$209.0
Unsecured Senior Subordinated Notes—8%	320.0	318.4	320.0	328.0
Senior Discount Notes–9 5/8%	330.2	294.6	300.6	298.8
	$850.2	$811.5	$820.6	$835.8

The tables below show our outstanding foreign currency forward contracts, fair value of the outstanding contracts and pre-tax loss from settled contracts included in cost of goods sold for each of the reporting periods. The fair value of the foreign currency forward contracts was estimated based on period-end spot rates.

	December 31,
	2005	2004
Outstanding contracts (notional value)	$47.0	$42.1
Fair value of contracts	(0.7)	(1.4)

	Successor		Predecessor
	Year Ended	April 7 -	January 1 -	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Pretax loss	$(1.5)	$(0.4)	$(0.1)	$(0.7)

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The fair value of the Company’s interest rate cap is not material.

The Company’s financial instruments are spread across a number of financial institutions whose credit ratings we monitor and believe do not currently carry any risk of non-performance. None of the off-balance-sheet financial instruments would result in a significant loss to CDRV and its subsidiaries if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the extent of unrealized gain on any contract.

(8)   Inventories

Inventories consist of purchased goods for sale and are valued at the lower of cost or market. The table below shows the percentage determined using the LIFO method and amount that LIFO cost is greater or (less) than current cost for each period.

	December 31,
	2005	2004
Percent using LIFO method	61%	62%
Amount (less than) greater than current cost	$(1.4)	$0.1

The cost of the remaining inventories is determined using the average cost or FIFO methods.

(9)   Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2005	2004
Land	$13.0	$12.6
Buildings and improvements	78.3	68.5
Equipment and computer software	94.4	83.6
Capital additions in process	6.0	4.9
	191.7	169.6
Less accumulated depreciation	(34.9)	(15.2)
Net property and equipment	$156.8	$154.4

Depreciation expense for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Depreciation expense	$19.1	$15.2	$8.5	$31.9

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(10)   Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2005	2004
Other accrued expenses	$46.4	$43.6
Employee-related accruals	33.3	48.0
Restructuring-related accruals	16.6	21.8
Accrued interest	14.9	13.5
Income taxes payable	11.5	11.0
Current portion of pension liabilities	10.1	—
Deferred income taxes	6.3	13.8
	$139.1	$151.7

(11)   Debt

The following is a summary of our debt obligations:

	December 31,
	2005	2004
Senior Secured Credit Facility	$537.1	$559.5
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
9 5/8% Senior Discount Notes due 2015	330.2	300.6
Bank loans	0.3	11.9
Capital leases	5.8	7.1
Total debt	1,393.4	1,399.1
Less short-term portion	(45.5)	(12.9)
Total long term-portion	$1,347.9	$1,386.2

The following table summarizes the maturities of our debt obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Senior Secured Credit Facility	$44.4	$5.0	$5.0	$5.0	$241.8	$235.9	$537.1
6 7/8 Unsecured Senior Notes due 2012	—	—	—	—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—	—	—	—	—	320.0	320.0
9 5/8% Senior Discount Notes due 2015 (accreted value)	—	—	—	—	—	481.0	481.0
Bank loans	0.3	—	—	—	—	—	0.3
Capital leases	0.8	0.8	0.6	0.7	0.6	2.3	5.8
Total	$45.5	$5.8	$5.6	$5.7	$242.4	$1,239.2	$1,544.2

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $687.1 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding at €132.7 million (or approximately $157.2 and $179.6 on a U.S. dollar equivalent basis as of December 31, 2005 and December 31, 2004, respectively), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $379.9, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes. As of December 31, 2005, we had $11.6 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $138.4.

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amount of the term loans are amortized in annual installments for the first six years and quarterly installments during the seventh year, subject to adjustment if VWR makes optional or mandatory prepayments on the term loans.

Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of VWR’s excess cash flow (as defined) for any fiscal year unless certain leverage ratio targets are met. A payment of $44.4 is due in March 2006 based on VWR’s excess cash flow (as defined) generated in 2005. This amount has been included in short-term bank debt in our consolidated balance sheet at December 31, 2005.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR’s parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of December 31, 2005, none of the domestic subsidiaries of VWR met the definition of significant under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are also secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of December 31, 2005, the

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 6.69% and 4.94%, respectively.

Effective July 21, 2004, VWR entered into an interest rate cap to hedge a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan. The instrument has a 5.0% 3-month EURIBOR cap that terminates on July 21, 2006. The 3-month EURIBOR rate was approximately 2.5% as of December 31, 2005.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit facility requires VWR to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of December 31, 2005, VWR was in compliance with all covenants.

(b) VWR Notes

The 6 7/8% Unsecured Senior Notes mature on April 15, 2012. The 8% Unsecured Senior Subordinated Notes mature on April 15, 2014. The VWR Notes require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The senior subordinated notes are subordinated in right of payment to all secured debt of the Company and the senior notes.

Under the indentures for the VWR Notes, additional securities may be issued in one or more series from time to time, subject to certain covenant limitations.

(c) Senior Discount Notes

On December 16, 2004, CDRV issued $481.0 aggregate principal amount at maturity ($299.4 gross proceeds) of Senior Discount Notes. The proceeds, net of $1.5 of debt issuance costs, were used to pay a cash dividend to holders of our common stock in December 2004. The notes are senior unsecured obligations of the Company and are structurally subordinated to all obligations and other liabilities of the Company’s existing and future subsidiaries.

No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue on the notes and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent funds are available for distribution by our subsidiaries to us (net of applicable taxes and expenses) under specified provisions of the indentures governing the VWR Notes and applicable law. VWR does not guarantee the obligations under the Senior Discount Notes.

The indenture for the Senior Discount Notes contains covenants that, among other things, limits the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At December 31, 2005, the Company was in compliance with all covenants.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(d) Bank Loans

Bank loans consist of amounts owed by certain European subsidiaries that are operating with and without formal agreements with foreign banks to fund short-term needs. The bank loans had an average interest rate of 5.4% and 2.8% as of December 31, 2005 and December 31, 2004, respectively. This debt was assumed in connection with the Acquisition. The Company had no financial covenants related to bank loans as of December 31, 2005.

(e) Interest on Push Down Debt

The push down debt reflected the debt incurred by Merck KGaA as a result of its acquisition of VWRSP. The push down debt was classified as long-term because Merck KGaA had represented it would not require payment on the debt before 12 months. The average interest rate on the push down debt was 2.0% for the period January 1, 2004 to April 6, 2004 and for the year ended December 31, 2003. This interest rate reflects the rate charged by Merck KGaA related to intercompany borrowing. This debt was extinguished in connection with the Acquisition.

(f) Interest on Loans from Merck KGaA and Affiliates

Prior to the Acquisition, VWR International Corporation had various loans with Merck KGaA and its affiliates. Interest expense and average interest rate on these loans was $1.4 and 2.6% for the period January 1, 2004 to April 6, 2004 and $8.3 and 2.8% for the year ended December 31, 2003. This debt was extinguished in connection with the Acquisition.

(12)   Income Taxes

Taxes on income before cumulative effect of a change in accounting principle are based on income before income taxes as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
United States	$2.3	$25.4	$20.0	$65.4
Foreign	40.6	28.7	15.8	45.9
Total	$42.9	$54.1	$35.8	$111.3

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The provision for income taxes is as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Current:
Federal	$(2.6)	$4.1	$10.1	$18.3
State	0.6	1.6	0.5	2.5
Foreign	21.2	14.3	5.2	17.5
	19.2	20.0	15.8	38.3
Deferred:
Federal	7.4	4.5	0.3	8.1
State	2.6	0.2	—	2.9
Foreign	(8.3)	(1.7)	0.6	3.0
	1.7	3.0	0.9	14.0
Tax benefit on push down debt interest	—	—	(1.6)	(6.1)
Total tax provision	$20.9	$23.0	$15.1	$46.2

The tax benefit on push down debt interest is a non-cash benefit, which is recorded in the statements of stockholders’ equity.

The reconciliation of tax computed at the U.S. federal statutory tax rate of 35% on income before income taxes and cumulative effect of a change in accounting principle to the actual income tax provision is as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Statutory tax expense	$15.0	$18.9	$12.6	$39.0
State income taxes net of federal tax benefit	2.0	1.1	0.1	2.7
Foreign rate differential	(0.8)	(1.9)	—	(1.5)
Nondeductible expenses	1.0	2.2	0.4	1.6
Change in valuation allowance	2.7	2.8	2.2	3.1
Other, net	1.0	(0.1)	(0.2)	1.3
Total tax provision	$20.9	$23.0	$15.1	$46.2

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Deferred tax liabilities and assets are comprised of the following:

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$14.1	$13.2
Goodwill amortization	20.8	6.0
Intangibles	207.3	217.5
Inventory valuation	18.6	13.6
Tax-exempt reserves	—	2.9
Total deferred tax liabilities	260.8	253.2
Deferred tax assets:
Pensions	25.0	26.6
Other compensation benefits	5.1	5.0
Net operating loss carryforwards	24.9	16.0
Foreign tax credit and alternative minimum tax carryforwards	3.7	3.5
Inventory overhead capitalization	3.0	1.5
Accrued expenses	5.5	7.9
Receivables	1.9	1.9
Other, net	0.5	0.8
	69.6	63.2
Valuation allowances	(21.8)	(21.6)
Total deferred tax assets, net of valuation allowances	47.8	41.6
Net deferred tax liabilities	$213.0	$211.6

Deferred income taxes have been classified in the consolidated balance sheets as follows:

	December 31,
	2005	2004
Deferred tax asset—current (incuded in other current assets)	$(18.1)	$(8.9)
Deferred tax asset—noncurrent	(8.7)	(34.4)
Deferred tax liability—current (included in accrued expenses)	6.3	13.8
Deferred tax liability—noncurrent	233.5	241.1
Net deferred tax liability	$213.0	$211.6

The Company evaluates the realizability of deferred tax assets taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period, and other circumstances. Valuation allowances have been recorded for deferred tax assets related to foreign net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that are not expected to be realized. As of December 31, 2005, the Company had valuation allowances of $13.9 related to pre-Acquisition foreign operating losses and tax credit carryforwards. Should such losses ultimately be recovered, the resultant reduction in the valuation allowance will be recorded as a reduction to goodwill. Management has reviewed both positive and

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

negative evidence related to the remaining deferred tax assets, including federal consolidated net operating losses, and believes it is more likely than not that the Company will realize these benefits, net of the existing valuation allowances.

Neither income taxes nor foreign withholding taxes have been provided on approximately $82.7 of cumulative undistributed earnings of foreign subsidiaries at December 31, 2005. These earnings are considered permanently invested in the business and, under the tax laws, are not subject to such taxes until distributed.

As of December 31, 2005, the Company has a federal net operating loss carryforward of $7.5 that begins to expire in 2025 and U.S. state net operating loss carryforwards of approximately $18.0 that expire at various times through 2025. In addition, the Company has foreign net operating loss carryforwards of approximately $64.0, $7.0 that begin to expire in 2013 and another $57.0 that have indefinite expirations. As of December 31, 2005, foreign tax credit and alternative minimum tax carryforwards of $3.7 that will expire at various times through 2015.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA contains certain tax provisions that may impact us over the next several years as those provisions become effective. We reviewed these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. Specifically, the AJCA provides for exclusion for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated as dividends, as defined in the AJCA. As a result of our review, we elected not to repatriate any unremitted foreign earnings.

The Company files a consolidated federal and certain state combined income tax returns with our domestic subsidiaries. Based on provisions of the Company’s tax sharing agreement and the bank credit agreement of VWR, CDRV may receive from its subsidiaries the lower of the current tax liability of VWR or the current tax liability as reflected on the CDRV consolidated or combined federal or state tax returns. No payments were received from affiliates during 2005 and the Company expects no payments will be received from subsidiaries in 2006. As of December 31, 2005, the Company has a federal income tax refund receivable of approximately $3.0.

(13)   Benefit Programs

The Company sponsors various retirement plans for most full-time employees. During 2004, we launched a comprehensive study of our U.S. employee benefit programs. The study was designed to both benchmark our benefits from a competitive perspective and assess the balance of the program components in terms of employee needs. The Board of Directors approved a number of benefit changes during February 2005 that were implemented effective June 1, 2005. The most significant changes involved the curtailment of our U.S. defined benefit plan, improvements in the rate of employer matching contributions to our defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and the elimination of carryover vacation days by the end of 2006. These changes are expected to modestly reduce our benefit costs, prospectively.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(a) U.S. Defined Benefit Plan

Pension plan benefits for the defined benefit plan are based primarily on participants’ compensation and years of credited service. It has been the Company’s policy to fund the minimum amount required by local regulations of current and prior year service costs under its funded defined benefit plan.

As a result of the decision to curtail the plan discussed above, future benefits were frozen effective May 31, 2005 for most participants. Most participants will earn no further benefits under the plan after that date. As a result, there was a reduction in the plan’s projected benefit obligation of $19.4 that was recorded as a reduction to pension liabilities. Goodwill and deferred tax assets were reduced by $11.9 and $7.5, respectively.

The Company uses a December 31 measurement date for the plan. The change in benefit obligation, change in plan assets, and reconciliation of funded status of the Company’s defined benefit plan that previously covered substantially all of its U.S. employees, except for employees covered by independently operated collective bargaining plans, were as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–
	December 31,	December 31,	April 6,
	2005	2004	2004
Change in benefit obligation:
Benefit obligation — beginning of period	$151.9	$134.9	$132.3
Service cost	4.6	5.0	1.8
Interest cost	8.2	5.9	2.2
Actuarial loss (gain)	9.5	8.6	(0.3)
Benefits paid	(4.4)	(2.5)	(1.1)
Curtailment	(19.4)	—	—
Benefit obligation — end of period	$150.4	$151.9	$134.9
Change in plan assets:
Fair value of plan assets — beginning of period	$105.1	$94.7	$93.1
Actual gain on plan assets	6.4	6.8	2.7
Company contributions	—	6.1	—
Benefits paid	(4.4)	(2.5)	(1.1)
Fair value of plan assets — end of period	$107.1	$105.1	$94.7
Reconciliation of funded status:
Unfunded status	$(43.3)	$(46.8)	$(40.2)
Unrecognized net loss	19.0	7.3	54.4
Unrecognized prior service cost	—	—	0.5
(Accrued) prepaid benefit cost — end of period	$(24.3)	$(39.5)	$14.7

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2005	2004
Accrued expenses	$(8.5)	$—
Other long-term liabilities	(32.9)	(39.5)
Accumulated other comprehensive income	17.1	—
Net amount recognized at end of year	$(24.3)	$(39.5)

The accumulated benefit obligation was $148.5 and $129.2 at December 31, 2005 and 2004, respectively.

Net periodic pension cost includes the following components:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Service cost	$4.6	$5.0	$1.8	$5.7
Interest cost	8.2	5.9	2.2	7.4
Expected return on plan assets	(8.5)	(5.6)	(2.5)	(9.3)
Amortization of prior service cost	—	—	—	0.1
Recognized net actuarial loss	—	—	0.8	1.6
Net periodic pension cost	$4.3	$5.3	$2.3	$5.5

In addition to the net periodic cost above, the following increases in minimum liability are included in other comprehensive income:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Increase in minimum liability included in other comprehensive income	$17.1	$—	$—-	$2.0

The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Discount rate for benefit obligation	5.65%	5.90%	6.25%	6.25%
Discount rate for net periodic pension cost	5.90%	6.25%	6.25%	6.90%
Expected rate of return on plan assets for net periodic pension cost	8.25%	8.25%	9.00%	9.00%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

We select our discount rate by developing a portfolio of bonds available as of year end with Moody’s or Standard & Poor’s ratings of “Aa” or “AA”, respectively, or better with cash flows that match the expected benefit payment stream of the plan. The yield from this portfolio is then used as our benchmark ceiling in setting our discount rate. At December 31, 2005 the portfolio yield was 5.92% and we selected 5.65% to adjust for any differences between the terms of the bonds and the actual future benefit payments.

The table below shows the asset allocation target range and the December 31, 2005 and 2004 positions for each asset class:

	Target
	range at
	December 31,		December 31,
	2005		2005	2004
Domestic equity funds	40%-60%	%	61%	59%
Fixed income fund	20%-30%	%	25%	25%
International equity fund	0%-10%	%	11%	10%
Money market funds	0%-20%	%	3%	6%
			100%	100%

The principal investment objective is to obtain the highest return (defined as income plus realized and unrealized capital gains and losses) consistent with the long-term security of anticipated benefit payments. This is to be achieved by (a) investing a substantial portion of fund assets in equity investments; (b) investment costs and volatility will be limited by investing the fund’s core assets in passive or commingled funds that participate in a range of widely diversified equity and non-equity investments; (c) active managers will control no more than a third of the fund’s assets; (d) in order to increase the stability of fund performance while maintaining expected returns, non-callable bonds, annuities or guaranteed insurance contracts may be purchased to cover payments to retired participants whenever the rate of return offered by such contracts significantly exceeds the average returns projected for other fund assets and (e) fund contributions will be set to meet an asset funding target of 125% of the present value of accumulated pension benefits. The expected rate of return on plan assets was based on our historical returns.

The Company expects to make contributions to the plan of approximately $8.5 in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid:

2006	$4.4
2007	4.8
2008	5.2
2009	5.7
2010	6.1
2011 - 2015	38.5

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(b)          Other U.S. Benefit Plans

The Company also sponsors defined contribution plans and a supplemental pension plan for certain senior officers. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plan were as follows:

	Successor		Predecessor
	Year Ended	April 7 –	January 1 –	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Defined contribution plans	$3.5	$1.6	$0.6	$2.0
Union-sponsored plans	1.9	1.3	0.4	0.9
Supplemental pension plan	0.3	0.4	0.2	0.7

The Company provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2005	2004
Postretirement benefit obligations	$2.8	$2.6
Weighted average discount rate	5.65%	5.90%
Health care cost trend rate assumed for next year	11.00%	5.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2005 by approximately $0.5.

(c)           Non-U.S. Benefit Plans

The Company has defined benefit pension plans at various foreign subsidiaries. Our significant Non-U.S. defined benefit plans are in Germany, the UK and France.

Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Prior to the Acquisition, our UK subsidiary had employees that participated in Merck KGaA sponsored defined benefit pension plans, which were treated as multiemployer plans. The Company’s contributions to these multiemployer plans were $0.2 for the period January 1, 2004 to April 6, 2004 and $1.9 for the year ended December 31, 2003. In connection with the Acquisition, Merck KGaA agreed to deliver fully funded plans to the Company if the Company withdrew from Merck KGaA sponsored defined benefit pension plans. Effective April 7, 2004, the Company withdrew from the Merck KGaA sponsored plans and our UK subsidiary established two defined benefit plans to provide for the benefits previously covered under the Merck KGaA sponsored defined benefit plans. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

In addition, the Company has several small defined benefit pension plans at other locations. The Company uses a December 31 measurement date for these plans. Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7- December31, 2004	January 1- Aptil 6, 2004
Change in benefit obligation:
Benefit obligation — beginning of period	$84.1	$25.4	$22.7
Acquisition of UK plan obligation	—	48.9	—
Service cost	3.4	1.7	0.1
Interest cost	4.0	1.0	0.3
Plan participants’ contributions	0.5	0.3	—
Actuarial loss	10.9	2.4	0.1
Benefits paid	(3.8)	(1.2)	(0.3)
Currency translation changes	(10.2)	5.6	(0.9)
Benefit obligation — end of period	$88.9	$84.1	$22.0
Change in plan assets:
Fair value of plan assets - beginning of period	$55.5	$1.6	$1.6
Contribution of assets for UK plan	—	48.9	—
Actual gain on plan assets	9.5	0.9	0.1
Company contributions	2.6	1.9	0.2
Plan participants’ contributions	0.5	0.3	—
Benefits paid	(3.0)	(0.7)	(0.2)
Currency translation changes	(6.3)	2.6	(0.1)
Fair value of plan assets — end of period	$58.8	$55.5	$1.6
Reconciliation of funded status:
Unfunded status	$(30.1)	$(28.6)	$(20.4)
Unrecognized net loss	5.9	1.8	—
Accrued benefit cost — end of period	$(24.2)	$(26.8)	$(20.4)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2005	2004
Other long-term assets	$0.2	$0.1
Accrued expenses	(1.6)	—
Other long-term liabilities	(24.8)	(26.9)
Accumulated other comprehensive income	2.0	—
Net amount recognized at end of year	$(24.2)	$(26.8)

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The combined accumulated benefit obligation was $81.7 and $74.5 at December 31, 2005 and 2004, respectively.

Combined net periodic pension cost includes the following components:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7- December 31, 2004	January 1- April 6, 2004	Year Ended December 31, 2003
Service cost	$3.4	$1.7	$0.1	$0.4
Interest cost	4.0	1.0	0.3	1.2
Expected return on plan assets	(3.5)	(0.1)	—	(0.1)
Recognized net actuarial loss	0.1	—	—	0.1
Net periodic pension cost	$4.0	$2.6	$0.4	$1.6

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7- December 31, 2005	January 1- April 6, 2004	Year Ended December 31, 2003
Discount rate for benefit obligation	4.56%	5.05%	5.72%	5.83%
Discount rate for net periodic pension cost	5.05%	5.49%	5.83%	5.64%
Expected rate of return on plan assets for net
periodic pension cost (French and UK plans only)	6.58%	6.49%	3.50%	3.00%
Assumed annual rate of compensation
increase for benefit obligation	3.19%	3.36%	3.00%	3.00%
Assumed annual rate of compensation
increase for net periodic pension cost	3.36%	3.54%	3.00%	2.71%

The Company expects to make contributions to the French and UK plans of approximately $1.6 in 2006.

The table below shows the combined asset allocation target and the combined December 31, 2005 and 2004 positions for each asset class:

	Target at
	December 31,	December 31,
	2005	2005	2004
Equity securities	67%	67%	63%
Debt securities	33%	33%	32%
Other	0%	0%	5%
		100%	100%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$2.2
2007	2.1
2008	2.2
2009	2.3
2010	3.3
2011 - 2015	16.6

(d) Other Non-U.S. Postemployment Benefits

Certain of the Company’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $1.6 and $2.0 at December 31, 2005 and 2004, respectively.

(14) Stock Incentive Plan

In connection with the Acquisition, the Company adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, our board of directors may grant rights to purchase shares of our common stock and options to purchase shares of our common stock to any of our executive officers or other employees, including our named executive officers. Under the Stock Plan, the board of directors may also grant shares of our common stock, rights to purchase shares of our common stock and other share-based awards to our non-employee directors. Initially, a total of 1,300,000 shares of our common stock were made available for all types of awards under the Stock Plan. However, the number of available shares was automatically reduced by shares covered by awards offered but not granted as part of our initial grants following the Acquisition. Shares subject to options that are forfeited, canceled or otherwise terminated will again be available for grant under the Stock Plan. As a result of the reduction, 909,271 shares of our common stock are available for all types of awards under the Stock Plan. Based on shares outstanding, options outstanding and restricted units granted as of December 31, 2005, there are 150,782 shares available for future awards.

Shares purchased by our officers and employees under the Stock Plan may, at the Company’s discretion, be repurchased by the Company and/or CD&R Fund VI for their fair market value upon a participant’s termination of employment prior to a public offering. All participants may also be required to sell their shares at the same price and on the same terms as CD&R Fund VI, if CD&R Fund VI enters into certain transactions with a third-party purchaser at any time before there is a public market for our shares.

We have accounted for awards under the Stock Plan using the intrinsic value guidance in APB No. 25. Refer to Note 2(o) for disclosure of the pro-forma effect on net income for stock-based awards as if the Company had adopted the fair value recognition provisions of SFAS No. 123. Also, refer to Note 2(v) for further information concerning the Company’s accounting for stock options after December 31, 2005.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Initial Offering in 2004

Shortly after the Acquisition, we made an initial offering of awards under the Stock Plan to certain of our officers and employees. Such participants were offered the opportunity to purchase shares of our common stock for a purchase price per share, which we believe was the fair market value of a share on the offer date and equal to the fair market value as of the acquisition date. Those employees who are not also executive officers of ours were offered financing assistance to help purchase their shares of common stock, either through a loan facility that we arranged through a third-party financial institution or, in certain limited circumstances, directly from us. As part of the offer, participants who elected to purchase a number of shares within the range of shares offered to them were granted options under the Stock Plan to purchase two additional shares of our common stock (certain of our named executive officers at that time were granted options to purchase three shares for each share they purchased). All options were granted with an exercise price per share, which we believe was equal to the fair market value of our common stock on the date of grant. The options granted will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date.

As part of this initial offering, directors who are not also our employees or associated with Clayton, Dubilier & Rice, Inc. (“CD&R”) were each offered the opportunity to purchase up to 2,500 shares of our common stock. Such directors were not offered options.

As of December 31, 2004, the Company had closed the initial offering in respect of 198 of our officers and employees, and 4 of our directors. In the initial offering, these officers, employees, and directors purchased a total of 239,835 shares and were granted options to purchase 485,990 shares under the Stock Plan. Upon the closing of the offering, the net proceeds of approximately $23.7 were paid to the Company, who in turn contributed the $23.7 to VWR as an additional investment. Because the option exercise price equaled the fair market value per share of our common stock at the time of grant, no compensation expense related to the stock options is reflected in the Company’s income statement. In connection with the December 16, 2004 offering of the Senior Discount Notes by the Company, the net proceeds of the offering were paid as a special dividend to our stockholders and the original exercise price of $100.00 per share for each option was adjusted to $50.52 per share pursuant to the antidilution provision of the Stock Plan. As a result of the special dividend distribution, the Company recorded compensation expense of approximately $1.2. In addition, we issued 1,382 shares to certain directors who are not also employees or associated with CD&R for directors compensation in 2004.

Offerings in 2005

During 2005, we offered certain of our officers and employees the opportunity to purchase shares of our common stock for a purchase price equal to $56.00 per share, which we believe was the fair market value of a share on the offer date. Those participants who are not also executive officers were offered financing assistance to help purchase their shares through a loan facility that we arranged through a third-party financial institution. Consistent with the initial offering in 2004, participants were granted options to purchase two additional shares of our common stock for each share they purchased. The terms of these options are the same as the options granted in 2004.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

During 2005, the Company closed offerings in respect of 18 of our officers and employees, and 1 of our directors. These officers, employees, and director purchased a total of 23,407 shares and were granted options to purchase 45,920 shares. Upon the closing of these offerings, the proceeds of approximately $1.3 were paid to the Company, who in turn contributed the $1.3 to VWR as an additional investment. In connection with the acquisition of AI during 2005, discussed in Note 5(b), the Company issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares. Because the option exercise price equaled the fair market value per share of our common stock at the time of grant, no compensation expense related to the stock options is reflected in the Company’s income statement. In addition, we issued 5,625 shares to certain directors who are not also employees or associated with CD&R for directors compensation in 2005.

In November 2005, in connection with the hiring of our new President and Chief Executive Officer, the Company offered this executive officer the opportunity to purchase 35,714 shares of our common stock for a purchase price of $56.00 per share. We believe the fair market value of a share on the offer date was $75.00 per share. As a result of this discount we recorded compensation expense of $0.7 using the intrinsic value guidance in APB No. 25. As of December 31, 2005, this executive officer had not acquired any shares.

We recognize compensation expense for our stock options granted to employees, which are considered fixed awards with pro-rata vesting, on a straight-line basis.

Information regarding our stock options granted to our employees under the Stock Plan is as follows:

	Year Ended December 31, 2005		April 7 – December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of period	484,590	$50.52	—	$—
Granted	63,778	56.00	485,990	50.52
Canceled / Forfeited	(64,640)	50.52	(1,400)	—
Outstanding - end of period	483,728	$51.24	484,590	$50.52
Exercisable at end of period	85,398	$50.52	—	$—
Weighted average fair value of options granted		$25.56		$15.58

The following is a summary of our outstanding stock options as of December 31, 2005.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$ 50.52	419,950	8.8	85,398
56.00	63,778	9.3	—
	483,728		85,398

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Guaranteed Loans

In connection with the loan facility we arranged through a third-party financial institution, VWR hasguaranteed an aggregate principal amount of $2.6 and $2.9 as of December 31, 2005 and 2004, respectively. VWR would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature on November 5, 2008 and bear interest at the one month LIBOR plus 2.05%. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has determined that the obligation for the fair value of the guarantee is immaterial. We recorded compensation expense and a corresponding increase in paid-in-capital of $0.1, for the period April 7, 2004 to December 31, 2004 for the favorable interest rate provided to individuals who have utilized the loan facility.

Given VWR’s guarantee of the loan balances, we have considered the proceeds received from the sale of our common stock to represent an obligation that may be redeemable upon the occurrence of an event that is not within our control in accordance with Accounting Series Release No. 268 issued by the SEC. Therefore, to the extent the loans guaranteed by VWR are outstanding, we have presented the balance that may become due under the guarantee outside of stockholders’ equity. As loans are repaid by the employees, the amount classified outside of stockholders’ equity is reclassed to additional paid-in capital.

Direct Loans

In connection with the initial offering in 2004, the Company provided direct loans of $0.3 to non-executive employees of the Company that were used to purchase shares. These loans have been shown as contra-equity in the Company’s financial statements thereby reducing the paid-in-capital. As these loans are repaid, the contra-equity balance is reduced and additional paid-in capital is increased.

(15) Grants of Restricted Stock Units

In 2004, we granted 5,000 restricted stock units to one of our executive officers that would have vested on the seventh anniversary of his commencement of employment with the Company. The restricted units would have vested earlier in certain circumstances if the Company underwent a public offering or if we were sold to a third party unrelated to CD&R. The granting of these units has been reflected in the December 31, 2004 financial statements by increasing additional paid-in capital by $0.3 and a contra-equity account of unamortized value of restricted stock issued of $0.3. The unearned compensation was being amortized as compensation expense over the seven-year vesting period of the restricted units granted. As a result of this executive’s resignation in December 2005, the compensation expense previously recorded and the $0.3 increases to additional paid-in capital and the contra-equity account of unamortized value of restricted stock issued have been reversed in the December 31, 2005 financial statements.

In 2005, we granted 21,333 restricted stock units with a total fair value of approximately $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will all vest earlier in certain circumstances if the Company undergoes a public offering or if we are sold to a third party unrelated to CD&R. The granting of these units has been reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

account of unamortized value of restricted stock issued of $1.6. The unearned compensation is being amortized as compensation expense over the five-year vesting period of the restricted units granted.

(16) Commitments and Contingencies

The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Successor		Predecessor
	Year Ended December 31, 2005	April 7 – December 31, 2004	January 1 – April 6, 2004	Year Ended December 31, 2003
Rental expense	$33.4	$24.9	$9.1	$29.5

Future minimum lease payments as of December 31, 2005, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Years ended December 31:
2006	$23.8
2007	19.8
2008	16.4
2009	12.5
2010	11.0
Thereafter	30.7
Total minimum payments	$114.2

The Company is involved in various environmental, contractual and product liability cases and claims which are considered routine to the Company’s business and from time to time the Company is named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by the Company and certain of its predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting feedback in connection with this matter. At the current time we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $29.4 on a U.S. dollar equivalent basis as of December 31, 2005) related to our European Distribution Agreement with Merck KGaA. As of December 31, 2005, the unamortized net book value of these intangible assets is approximately  €20.4 million (or $24.2 on a U.S. dollar equivalent basis).

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by a former supplier alleging a breach of contract and unliquidated damages. The Company will vigorously defend itself in this matter. Until further information is obtained we cannot assess the likely outcome of this litigation.

(17) Transactions with Related Parties (Merck KGaA was a Related Party Prior to the Acquisition)

Merck KGaA (Merck KGaA and/or affiliates) and the Company have entered into various transactions and agreements in the ordinary course of business. Prior to the entering into agreements with Merck KGaA, the Company and Merck KGaA conducted business with each other in a manner that was not materially different than those described below. In connection with the Acquisition, the Company entered into new agreements with Merck KGaA that are described below. The following summarizes significant transactions between the Company and Merck KGaA:

(a) Sales to Merck KGaA

The Company sells products to Merck KGaA for which it is paid in the normal course of business.

(b) Purchases from Merck KGaA

The Company purchases certain chemical products for resale from Merck KGaA for which it pays Merck KGaA in the normal course of business. The Company and Merck KGaA have entered into two contracts that provide for the Company to be the exclusive distributor of certain Merck KGaA products in certain countries (territories) and the non-exclusive distributor in certain other territories. These two contracts for North American and European territories expire on April 6, 2009 and may be extended for an additional five-year term subject to the occurrence of certain conditions.

In connection with the Acquisition, we have also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. These distribution agreements in Europe and North America are exclusive and non-exclusive, respectively. In addition, we have entered into a supply agreement with Merck KGaA, pursuant to which it has agreed to continue to manufacture certain of our private label products for a period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. These products are primarily sold in the UK, and we have agreed to use our commercially reasonable efforts to convert these products to Merck KGaA-branded products to the extent that the conversion would be economically equivalent to us.

(c) Logistics Services in Europe

Under the terms of an agreement that expires on December 31, 2007, Merck KGaA continues to provide logistics services to certain of our subsidiaries. Unless earlier terminated following a notice period, such logistics service agreements will be automatically renewed for an additional three years.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(d) Systems/Technology Services

Following the completion of the Acquisition, we and Merck KGaA have also continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement will continue for an initial five-year period from April 7, 2004, although individual services may be terminated during the term following a notice period.

(e) Other Services Provided by the Company and by Merck KGaA

We and Merck KGaA have historically performed corporate services for each other, including certain financial and administrative functions. In order to maintain continuous and efficient operations following the completion of the Acquisition, we have entered into a transition services agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. The term of the transition services agreement is three years from April 7, 2004, although the recipient of the services has in most cases, the right to terminate individual services upon notice. Certain services may be terminated on an earlier date. If any required third-party consent is not obtained, we may no longer benefit from certain group rates available to Merck KGaA. We and Merck KGaA will also continue to provide each other with certain environmental and other regulatory compliance services for a transition period following the Acquisition.

Certain subsidiaries of Merck KGaA and certain of our subsidiaries have continued to lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe and Mexico since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing intercompany contracts have also remained in place since the Acquisition and were not replaced by the transition services agreement.

The following table summarized the transactions between VWR International Corporation and Merck KGaA during the periods when VWR International Corporation was a wholly-owned subsidiary of Merck KGaA:

	January 1 – April 6, 2004	Year Ended December 31, 2003
Sales to Merck KGaA, included in net sales	$8.4	$29.1
Purchases from Merck KGaA, included in
cost of goods sold and inventory	80.7	261.6
Services provided by Merck KGaA, included
in selling, general and administrative expenses	3.3	16.4
Services provided to Merck KGaA, included
in selling, general and administrative expenses	1.5	4.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Merck KGaA continues to be a significant supplier to the Company. Purchases from Merck KGaA, included in cost of goods sold and inventory, were approximately $288.7 for the year ended December 31, 2005 and $204.9 for the period April 7, 2004 to December 31, 2004.

The purchases from Merck KGaA discussed above for prior periods have increased from amounts previously reported because prior amounts excluded costs for a gross margin sharing arrangement in North America that are now included for all reporting periods.

(f) Transactions with Clayton, Dubilier & Rice, Inc.

Under the terms of a consulting agreement between the Company and CD&R dated April 7, 2004 the Company paid CD&R $18.0 for transaction services rendered in connection with the Acquisition. In addition, the consulting agreement includes an annual consulting fee of $1.5 for financial advisory and management consulting services and a provision that CD&R would be paid an additional fee of $0.5 for any period CD&R provided the Company with an individual to be our Chief Executive Officer. In accordance with this provision we paid CD&R $0.3 in 2005. The consulting agreement terminates upon the earlier of (1) April 7, 2014; (2) the date on which an investment fund managed by CD&R no longer owns, directly or indirectly, any shares of common stock of the Company or its successor company; or (3) upon thirty days written notice of either party.

(g) Services performed by Debevoise & Plimpton LLP

The Company is provided legal services by the above referenced law firm in which one of the members of the Company’s Board of Directors is related to a senior member of that law firm. Total fees for services rendered during 2005 and 2004 were approximately $0.3 and $7.4, respectively.

(h)                Services performed by SIRVA, Inc.

The Company is provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Five members of the Company’s Board of Directors are also members of SIRVA’s Board of Directors. SIRVA is a related party because certain funds managed by CD&R, including Clayton, Dubilier & Rice Fund VI Limited Partnership that owns approximately 73% of our outstanding common stock as of December 31, 2005, have equity interests in SIRVA. Total expenses incurred with SIRVA during 2005 and 2004 were approximately $1.7 and $1.0, respectively.

(18)   Accounts Payable

The Company maintains a centralized cash management system for certain U.S. accounts payable functions. Accordingly, included in accounts payable at December 31, 2005 and 2004 are approximately $48.9 and $33.9, respectively, of uncleared payments.

(19)   Segment and Geographical Financial Information

The Company reports financial results on the basis of the following three business segments: North American laboratory distribution, or North American Lab, European laboratory distribution, or European

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

Lab, and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of scientific supplies to customers engaged in pharmaceutical, biotechnology, chemicals, technology, and food processing; governmental agencies; colleges and universities; and environmental organizations. Science Education is comprised of the distribution of scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. North American Lab and European Lab are organized as distinct operating segments primarily because of geographic dispersion and the inherent differences in business models. The North American Lab segment is highly standardized and operated as an integrated business, whereas the European Lab business is more fragmented and its customer markets more localized. The Science Education operating segment has been differentiated from the North American Lab segment because of its unique and specialized product lines, concentration of customers in the educational sector and the strong gross margins. Operations within North America (excluding Science Education) have been aggregated due to the similarity of economic characteristics, product lines, customers and distribution methods. Similarly, operations within the European Lab segment have been aggregated because of common economic characteristics as well as the similarity among products, customers and distribution networks.

The Company allocates its centralized management of corporate costs to its operating segments as follows:

•       Corporate costs are allocated to its North American Lab and Science Education operating segments using allocation factors that management considers reasonable to distribute costs on the basis of usage.

•       Centralized costs related to the management of the European Lab operating segment are incurred within the segment structure and no inter-segment allocation is required.

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net Sales
North American Lab	$ 1,902.4	$ 1,350.7	$ 486.5	$ 1,734.3
European Lab	1,089.8	752.3	283.0	932.6
Science Education	146.0	109.2	23.7	127.3
Total	$ 3,138.2	$ 2,212.2	$ 793.2	$ 2,794.2
Operating Income
North American Lab	91.0	$ 65.1	$ 28.5	$ 82.8
European Lab	38.1	24.1	13.1	35.9
Science Education	14.0	14.7	(0.1)	14.0
Total	$ 143.1	$ 103.9	$ 41.5	$ 132.7
Capital Expenditures
North American Lab	$ 10.8	$ 6.5	$ 1.2	$ 9.2
European Lab	6.9	6.2	2.1	7.2
Science Education	0.7	0.4	—	0.2
Total	$ 18.4	$ 13.1	$ 3.3	$ 16.6
Depreciation and Amortization
North American Lab	$ 19.3	$ 15.4	$ 5.1	$ 19.3
European Lab	12.8	9.3	3.6	12.6
Science Education	1.8	1.1	0.2	1.0
Total	$ 33.9	$ 25.8	$ 8.9	$ 32.9

	December 31,
	2005	2004
Assets
North American Lab	$ 1,690.8	$ 1,624.0
European Lab	690.6	769.6
Science Education	165.9	159.8
Total	$ 2,547.3	$ 2,553.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

The following is a reconciliation of reported operating income by segment to income before income taxes and cumulative effect of a change in accounting principle:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Operating income, as reported
North American Lab	$91.0	$65.1	$28.5	$82.8
European Lab	38.1	24.1	13.1	35.9
Science Education	14.0	14.7	(0.1)	14.0
Total	143.1	103.9	41.5	132.7
Interest income	(2.7)	(0.8)	(0.2)	(1.7)
Interest expense:
Interest on push down debt	—	—	4.1	15.2
All other interest	106.7	52.7	1.7	10.9
Other (income) expense, net	(3.8)	(2.1)	0.1	(3.0)
Income before income taxes and cumulative effect of a change in accounting principle	$42.9	$54.1	$35.8	$111.3

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor		Predecessor
	Year Ended	April 7–	January 1–	Year Ended
	December 31,	December 31,	April 6,	December 31,
	2005	2004	2004	2003
Net Sales
United States	$1,813.1	$1,322.6	$456.5	$1,683.4
International	1,325.1	889.6	336.7	1,110.8
Total	$3,138.2	$2,212.2	$793.2	$2,794.2

	December 31,
	2005	2004
Long-lived Assets
United States	$1,069.2	$1,109.8
International	612.7	612.0
Total	$1,681.9	$1,721.8
Assets
United States	$1,559.3	$1,525.0
International	988.0	1,028.4
Total	$2,547.3	$2,553.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003
(Dollars in millions, except share data)

(20) Unaudited Quarterly Financial Information

	2005 — Successor
	First	Second	Third	Fourth (1)
Net sales	$754.1	$794.8	$812.0	$777.3
Gross profit	192.7	200.8	209.6	200.6
Operating income	25.0	32.8	47.3	38.0
Interest expense, net	25.1	25.6	26.3	27.0
Other (income) expense, net	(1.0)	(0.8)	(1.3)	(0.7)
Income before income taxes and cumulative effect of a change in accounting principle	0.9	8.0	22.3	11.7
Cumulative effect of a change in accounting principle	—	—	—	(0.5)
Net income	0.5	4.8	12.3	3.9

(1)          Operating income includes a reduction in accrued bonus of approximately $4.1 and a charge of $1.7 to write-off deferred costs associated with the termination of a customer contract by the Company during the quarter.

	2004
		Second
		Predecessor	Successor
		April 1–	April 7 –
	Predecessor	April 6,	June 30,
	First	2004	2004	Third	Fourth
Net sales	$733.8	$59.4	$676.0	$760.5	$775.7
Gross profit	190.1	15.1	171.1	197.7	190.7
Operating income	38.1	3.4	31.7	41.2	31.0
Interest expense, net	5.3	0.3	15.9	16.9	19.1
Other (income) expense, net	(0.3)	0.4	0.5	(1.1)	(1.5)
Income before income taxes and cumulative
effect of a change in accounting principle	33.1	2.7	15.3	25.4	13.4
Net income	19.1	1.6	8.5	13.6	9.0

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers:

Name	Age	Position
John Ballbach	45	President, Chief Executive Officer and Director
Jack Wyszomierski	50	Executive Vice President and Chief Financial Officer
Matthew Malenfant	44	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	47	Senior Vice President and Managing Director of Europe, Lab Distribution and Services
Charles Canfield	56	Senior Vice President, Human Resources
Theodore Pulkownik	48	Senior Vice President of Strategy, Corporate Development and Emerging Markets
Kevin Leak	46	Senior Vice President of Category Management
Jon Michael Colyer	32	Vice President and General Manager of Science Education
B. Charles Ames	80	Director
Joseph F. Eckroth, Jr.	47	Director
Dr. Lewis S. Edelheit	63	Director
Brian P. Kelley	45	Director
Joseph L. Rice, III	74	Director
James W. Rogers	55	Chairman
Axel Ruckert	59	Director
Richard J. Schnall	36	Director
Carl T. Stocker	62	Director
Robert J. Zollars	48	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

John M. Ballbach is our President and Chief Executive Officer, as well as one of our directors, positions he has held since November 2005. Before joining us, Mr. Ballbach was a private investor since April 2004, and President of Ballbach Consulting LLC since June 2004. Prior to that, he was an officer of The Valspar Corporation, and served as its President and Chief Operating Officer from 2002 until January 2004. From 2000 to 2002, Mr. Ballbach served as the Senior Vice President of EPS, Color Corporation and Operations, of The Valspar Corporation. Mr. Ballbach joined the Valspar Corporation in 1990 and had been its group Vice President, Packaging, since 1998. Mr. Ballbach is a member of the Board of Directors and Audit Committee of Celanese Corporation. Mr. Ballbach holds a Bachelor of Arts from Georgetown College and a Masters of Business Administration from the Harvard Business School.

Jack Wyszomierski is our Executive Vice President and Chief Financial Officer, a position he has held since June 2004. Prior to joining us in 2004, Mr. Wyszomierski spent over 20 years at the Schering-Plough Corporation, a corporation that develops and markets prescription drugs, animal health products, over-the-counter drugs and personal care products. Mr. Wyszomierski held a variety of positions at Schering-Plough, most recently serving as Executive Vice President and Chief Financial Officer from 1996 until 2003. Mr. Wyszomierski is a member of the Board of Directors and the Chairman of the Audit Committee of Exelixis Corporation. Mr. Wyszomierski holds a Bachelor of Science and a Masters of Science from Carnegie Mellon University.

Matthew Malenfant is our Senior Vice President, and President of North America, Lab Distribution and Services, a position he has held since January 2006. Mr. Malenfant joined us in 1995 when we acquired Baxter International’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with us, Mr. Malenfant served as our Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as our Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as our Senior Vice President Global Marketing from 2004 to 2005, and as our Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant graduated from Arizona State University in 1985 with a Bachelor of Arts in Marketing and a Bachelor of Science in Communication.

Manuel Brocke-Benz is our Senior Vice President & Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. Mr. Brocke-Benz joined the company in 1987. Prior to assuming his present position Mr. Brocke-Benz served as our Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as our Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001 he served as General Manager Benelux countries, VP European Key Accounts, VP European Marketing and Corporate Senior VP Global E-business. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany.

Charles Canfield is our Senior Vice President, Human Resources, a position he has held since July 2004. Prior to joining us in 2004, Mr. Canfield was the Senior Vice President, Human Resources and Communications, of the Ondeo Nalco Company from 2001 until 2003. Before joining Ondeo Nalco, Mr. Canfield had a long tenure with Moore Corporation Limited, a company specializing in the manufacture of business forms. Mr. Canfield began his career at Moore in 1973, most recently serving as the President of Moore’s Canadian operating division from 1997 until 1998, and as Moore’s Vice President, Corporate Human Resources and Communications, from 1988 until 1997 and from 1998 until 2001. Mr. Canfield is a member of the Board of Directors of the Human Resources Management

Association of Chicago. Mr. Canfield holds a Bachelor of Science from California State University and a Masters of Business Administration from the University of Toronto.

Theodore Pulkownik is our Senior Vice President, Strategy and Business Development, a position he has held since July 2004. Prior to joining us in 2004, Mr. Pulkownik held two positions with Standard & Poors, which is a division of the McGraw-Hill Companies. From 2002 until 2004, Mr. Pulkownik was a Managing Director of Standard & Poors Corporate Value Consulting, and from 2000 to 2002, Mr. Pulkownik was the Senior Vice President, Business Development, for Standard & Poors. Before joining Standard & Poors, Mr. Pulkownik was a Senior Vice President for Holberg Industries, a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, Mr. Pulkownik was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Mr. Pulkownik holds a Bachelor of Business Administration from the University of Wisconsin and a Masters of Business Administration from the University of Michigan.

Kevin Leak is our Senior Vice President of Category Management, a position he has held since January 2006. Mr. Leak joined us in 1995 when we acquired the Baxter Scientific Products industrial distribution business from Baxter International. Prior to assuming his current position, Mr. Leak served as our Vice President of Global Strategic Sourcing & Supply Chain Management from 2004 to 2005, the North America Vice President of Marketing from 2000 to 2004, and Vice President of Marketing for our Production Supplies & Services business from 1998 to 2000. Mr. Leak is a former United States Army officer where he held several positions in both command and staff. He is a graduate of Pace University with a Bachelor of Business Administration in Management and Masters of Business Administration in Marketing.

Jon Michael Colyer is our Vice President and General Manager of Science Education, a position he has held since May 2005. Mr. Colyer joined us in 2004 as our Vice President North American Call Centers. Prior to joining us, Mr. Colyer worked for Textron, a large industrial conglomerate, as the Director for Enterprise Excellence and Director of Bell Helicopter’s Composite Manufacturing facility. Prior to Textron, Mr. Colyer spent five years with GE in various roles including Six Sigma Black Belt, Ecommerce Program Manager, and Leadership Development Program Member. Mr. Colyer graduated from the University at Buffalo in 1996 with a Bachelor of Science in Civil Engineering and an MBA in Corporate Finance.

B. Charles Ames is one of our directors, a position he has held since the Acquisition. Mr. Ames is Vice Chairman and a principal of CD&R. Prior to joining CD&R in 1987, Mr. Ames served as Chairman and Chief Executive Officer of Reliance Electric Company, Chief Executive Officer of Acme Cleveland Corporation, and Chief Executive Officer and Chairman of The Uniroyal Goodrich Tire Company. Mr. Ames’ family trust is a limited partner of CD&R Associates VI Limited Partnership. Mr. Ames is a director and stockholder of CD&R Investment Associates VI, Inc. He also serves on the Boards of Directors of Lexmark International, Inc. and Remington Arms Company, Inc. Mr. Ames holds a Ph.B. from Illinois Wesleyan University and a Masters of Business Administration from Harvard Business School.

Joseph F. Eckroth, Jr. is one of our directors, a position he has held since November 9, 2004. Mr. Eckroth is the Executive Vice President and Chief Operating Officer for New Century Financial Corporation. Prior to joining New Century, Mr. Eckroth served as the Chief Information Officer for Mattel, Inc., a position he held from 2000 until 2005. Prior to joining Mattel, Inc., Mr. Eckroth served as an information technology executive for the General Electric Company from 1996 until 2000, where he was the Chief Information Officer for the GE Medical Systems and GE Industrial Systems business units. Prior to joining General Electric, Mr. Eckroth served in a variety of senior leadership positions for the Northrop Grumman Corporation from 1985 until 1996, most recently as Director of Information Systems and

Technology. Mr. Eckroth holds a Bachelor of Science from the University of La Verne and a Masters of Business Administration from Pepperdine University School of Business and Management.

Dr. Lewis S. Edelheit is one of our directors, a position he has held since August 31, 2004. Dr. Edelheit retired from his position as the Senior Vice President, Corporate Research and Development, for the General Electric Company in 2001. Dr. Edelheit began his long tenure at General Electric as a physicist in the General Electric Research and Development Center in 1969, and returned to General Electric in 1991 to head its research and development efforts after a stint as the President and Chief Executive Officer of Quantum Medical Systems from 1986 until 1991. Dr. Edelheit is a member of the National Academy of Engineering, and a Fellow of the American Physical Society. Dr. Edelheit serves as a director of Silicon Graphics, Inc., Sonic Innovations, Inc. and Hubspan, Inc. Dr. Edelheit holds a Bachelor of Science, a Masters of Science and a Ph.D. from the University of Illinois.

Brian P. Kelley is one of our directors, a position he has held since August 31, 2004. Mr. Kelley is the President and Chief Executive Officer of SIRVA, Inc., a position he has held since 2002. Prior to joining SIRVA, Inc., Mr. Kelley was an executive for the Ford Motor Company, serving as the President of Ford’s Lincoln Mercury business from 2001 until 2002, and as Ford’s Vice President of Global Consumer Services from 1999 until 2001. Prior to joining Ford, Mr. Kelley was a senior executive for General Electric Company from 1994 until 1999. Mr. Kelley began his career at Procter & Gamble in 1983, where he was ultimately responsible for some of the company’s most recognized brand names. Mr. Kelley also serves as a director of SIRVA, Inc. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

Joseph L. Rice, III is one of our directors, a position he has held since shortly after the Acquisition. Mr. Rice is one of the original partners of CD&R. Mr. Rice has spent the major portion of his business career in private equity. After graduating from law school in 1960, Mr. Rice practiced law with Sullivan & Cromwell until 1966 when he entered the private equity business. In 1969, Mr. Rice co-founded Gibbons, Green & Rice, and in 1978, CD&R. Mr. Rice is a Trustee of The Chapin School, a Trustee Emeritus of Williams College and a member of the Board of Trustees of The Manhattan Institute, INSEAD’s International Council and the JPMorgan National Advisory Board. Mr. Rice is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. Mr. Rice is a Director of Italtel Holding S.p.A. and Uniroyal Holding, Inc. After graduating from Williams in 1954, Mr. Rice enlisted in the United States Marine Corps and served as a Lieutenant from 1954 to 1957. Mr. Rice then earned his law degree at Harvard Law School.

James W. Rogers is our Chairman, a position he has held since the Acquisition. Mr. Rogers served as our Chief Executive Officer from May until November 2005. Mr. Rogers is an operating principal of CD&R. Prior to joining CD&R in 1998; Mr. Rogers was a Senior Vice President and a member of the Corporate Executive Council of General Electric Company. From 1995 to 1998, Mr. Rogers was President and Chief Executive Officer of GE Industrial Control Systems. Mr. Rogers is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. Mr. Rogers currently serves as a director of SIRVA, Inc. Mr. Rogers holds a Bachelor of Arts in economics from Rutgers College.

Axel Ruckert is one of our directors, a position he has held since August 31, 2004. Mr. Ruckert is the President of Management Partenaires, a French firm specializing in turn-around management of companies experiencing financial difficulties. Since founding Management Partenaires in 1984, Mr. Ruckert has held executive positions with several companies while working to implement strategic restructurings of these companies, most recently serving as the Chairman and Chief Executive Officer of Getronics, an information technology services company, in 2003. Prior to working at Getronics, Mr. Ruckert was the Chief Executive Officer of Philips Consumer Communications from 2001 until 2002, and the Chief Operating Officer of BSN Glasspack, a European glass container manufacturer, from 1999 until 2000. Mr. Ruckert received a Master of Political Science and Economics at the Free University of Berlin and the University of Cologne.

Richard J. Schnall is one of our directors, a position he has held since the Acquisition. Mr. Schnall is a financial principal of CD&R. Prior to joining CD&R in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. He serves as a director of SIRVA, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School.

Carl T. Stocker is one of our directors, a position he has held since August 31, 2004. Since 1997, Mr. Stocker has owned and managed his own acquisition, investment and consulting company, CTS Enterprises, LLC. Prior to that time, Mr. Stocker served as the chief financial executive of General Electric’s Industrial Systems business from 1990 until 1996, and the chief information executive from 1992 until 1996. Mr. Stocker was also a member of General Electric’s Corporate Finance and Information Technology Councils during these same periods, and served as a senior integration leader for the Space Systems Division created by General Electric’s acquisition of RCA. Mr. Stocker is a director of SIRVA, Inc. Mr. Stocker graduated from Wright State University in 1970 after serving with the U.S. Army.

Robert J. Zollars is one of our directors, a position he has held since August 31, 2004. Since 1999, Mr. Zollars has been the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, Mr. Zollars was the EVP and Group President of Cardinal Health, Inc., from 1997 until 1999, and was responsible for five of their wholly-owned subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution business at Baxter International. Mr. Zollars serves as a director of For Health Technologies and Alliance Medical Corp. Mr. Zollars is the Chairman of the Center for Services Leadership at Arizona State University, and is a member of the Young Presidents Organization. Mr. Zollars is a graduate of Arizona State University and holds a Masters of Business Administration from John F. Kennedy University.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board is composed of eleven directors, none of whom, with the exception of Mr. Ballbach, are executive officers of our company.

Audit Committee

Our audit committee currently consists of Dr. Lewis S. Edelheit, Joseph L. Rice, III, Axel Ruckert, Richard J. Schnall, and Carl T. Stocker. Our board of directors has determined that Carl T. Stocker is the current audit committee financial expert serving on the audit committee for purposes of the Securities and Exchange Act of 1934. Mr. Stocker is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our board of directors in monitoring:

•                    the quality of our financial reporting and other internal control processes,

•                    the quality and integrity of our financial statements,

•                    the independent auditors’ qualifications and independence,

•                    the performance of our internal audit function and independent auditors, and

•                    our compliance with legal and regulatory requirements and its code of conduct.

Code of Ethics

The Company has adopted the VWR International, Inc. Code of Ethics and Conduct (the “Code”), a code of ethics as defined under Regulation S-K promulgated under the Securities Act of 1933, that applies to all of the Company’s employees including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all professionals in finance and finance-related departments. This Code is available on the Company’s website at www.vwr.com on the About VWR portion of the site. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Code that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller on the Company’s website at the address above.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our current and former Chief Executive Officers and our four additional most highly compensated executive officers (each, a “named executive officer”) for the last three completed fiscal years.

Summary Compensation Table

Name and Principal Position (4)(5)(6)	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)(3)	Number of Securities Underlying Options/SARS	All Other Compensation ($)(2)
John Ballbach	2005	$98,684	$100,000	$2,365	$500,000	—	$74,050
Director, President	2004	—	—	—	—	—	—
and Chief Executive Officer	2003	—	—	—	—	—	—
Walter Zywottek	2005	225,000	—	5,321	—	—	87,721
Former Director, President	2004	560,273	252,913	14,890	—	22,500	70,348
and Chief Executive Officer	2003	430,500	279,825	14,950	—	—	1,956
James W. Rogers	2005	—	—	—	—	—	—
Former Chief Executive Officer	2004	—	—	—	—	—	—
and Current Chairman	2003	—	—	—	—	—	—
Edward Orzetti	2005	550,020	—	14,505	—	—	5,626
Executive Vice President and	2004	343,763	344,138	20,465	280,000	45,000	109,260
President, General Lab Business	2003	—	—	—	—	—	—
Jack Wyszomierski	2005	350,040	—	14,190	250,000	—	1,109
Executive Vice President and	2004	192,287	163,400	7,795	—	20,000	48,738
Chief Financial Officer	2003	—	—	—	—	—	—
Matthew Malenfant	2005	281,258	—	14,190	250,000	—	9,547
Senior Vice President and	2004	238,595	123,637	14,190	—	7,000	25,726
President of North America Lab	2003	218,190	107,833	14,190	—	—	4,566
Distribution and Services
Manuel Brocke-Benz	2005	248,944	150,552	7,384	150,000	—	—
Senior Vice President and	2004	243,684	62,076	7,088	—	7,000	20,737
Managing Director of Europe Lab	2003	186,896	48,512	7,150	—	—	—
Distribution and Services

(1)             The 2005 amounts reported include (a) automobile allowances of $2,365, $5,321, $14,505, $14,190 and $14,190 for Messrs. Ballbach, Zywottek, Orzetti, Wyszomierski and Malenfant and (b) $7,384 for an automobile lease paid by the Company for Mr. Brocke-Benz. The 2004 amounts reported include (a) automobile allowances of $14,190, $9,066, $7,795, and $14,190 for Messrs. Zywottek, Orzetti, Wyszomierski and Malenfant and (b) $7,088 for an automobile lease paid by the Company for Mr. Brocke-Benz. The 2004 amount reported for Mr. Orzetti includes a housing allowance of $11,399. The 2003 amounts reported include (a) automobile allowances of $14,190 and $14,190 for Messrs. Zywottek and Malenfant and (b) $7,150 for an automobile lease paid by the Company for Mr. Brocke-Benz.

(2)             Amounts reported for 2005 include (a) a contribution to our 401(k) or other defined contribution retirement plan of $4,833 and $9,167 for Messrs. Orzetti and Malenfant, (b) imputed value of guaranteed term life insurance policies for Messrs. Ballbach, Zywottek, Orzetti, Wyszomierski and Malenfant of $69, $1,183, $793, $1,109 and $380, (c) relocation benefits of $73,981 for Mr. Ballbach in connection with his move to commence employment and (d) a payment of $86,538 to Mr. Zywottek for his accrued unused vacation. Amounts reported for 2004 include (a) respective special payments of $54,450, $108,900, $48,400, $16,940 and $16,940 to Messrs. Zywottek, Orzetti, Wyszomierski, Malenfant and Brocke-Benz earned in connection with the December 16, 2004 issuance by CDRV Investors, Inc. of $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 and a related special distribution to CDRV Investors, Inc. shareholders, (b) payments to Messrs. Zywottek, Malenfant and Brocke-Benz of $13,240, $3,788 and $3,797 in settlement of our obligations under a predecessor bonus plan that was terminated in connection with the Acquisition, (c) a contribution to our 401(k) or other defined contribution retirement plan of $4,772 for Mr. Malenfant and (d) imputed value of guaranteed term life insurance policies for Messrs. Zywottek, Orzetti, Wyszomierski and Malenfant of $2,658, $360, $338 and $226. Amounts reported for 2003 include (a) a contribution to our 401(k) or other defined contribution retirement plan of $4,364 for

Mr. Malenfant and (b) imputed value of guaranteed term life insurance policies for Messrs. Zywottek and Malenfant of $1,956 and $202.

(3)             Mr. Ballbach was granted 6,666 CDRV Investors, Inc. restricted stock units in connection with his commencement of employment. The value of Mr. Ballbach’s restricted stock unit grant is shown based on the value of an unrestricted share of CDRV Investors, Inc. common stock on such date. Mr. Ballbach is not entitled to receive any dividends on his restricted stock units. The restricted stock units will vest in equal annual installments on each of the first five anniversaries of the grant date or, if earlier, on a change in control or termination of employment on death or disability (all as provided under the Restricted Stock Unit Agreement and the CDRV Investors, Inc. Stock Incentive Plan). The 6,666 CDRV Investors, Inc. restricted stock units Mr. Ballbach received in this grant were the only restricted stock units held by him as of December 31, 2005. Mr. Ballbach’s restricted stock holdings, including restricted stock units, were valued at $500,000, based on the value of an unrestricted share of CDRV Investors, Inc. common stock as of December 31, 2005. Messrs. Wyszomierski, Malenfant and Brocke-Benz were granted 3,333, 3,333 and 2,000 CDRV Investors, Inc. restricted stock units, respectively, pursuant to the CDRV Investors, Inc. Stock Incentive Plan. Messrs. Wyszomierski, Malenfant and Brocke-Benz are not entitled to receive any dividends on their restricted stock units. The restricted stock units will vest in equal annual installments on each of the first five anniversaries of the grant date or, if earlier, on a change in control or termination of employment on death or disability (all as provided under the Restricted Stock Unit Agreement and the CDRV Investors, Inc. Stock Incentive Plan). The value of the restricted stock unit grants of Messrs. Wyszomierski, Malenfant and Brocke-Benz is shown based on the value of an unrestricted share of CDRV Investors, Inc. common stock on the date of grant. These units were the only restricted stock units held by Messrs. Wyszomierski, Malenfant and Brocke-Benz as of December 31, 2005, and the restricted stock holdings, including restricted stock units, of each of Mr. Wyszomierski, Malenfant and Brocke-Benz were valued at $250,000, $250,000, and $150,000, respectively, based on the value of an unrestricted share of CDRV Investors, Inc. common stock as of December 31, 2005. Mr. Orzetti was granted 5,000 CDRV Investors, Inc. restricted stock units in connection with his commencement of employment. The restricted stock units had a value of $280,000 on the date of grant based on the value of an unrestricted share of CDRV Investors, Inc. common stock on such date. The value of Mr. Orzetti’s restricted stock units, based on the value of an unrestricted share of CDRV Investors, Inc. common stock, as of December 31, 2005 was $375,000. Mr. Orzetti is not entitled to receive any dividends on his restricted stock units. All of Mr. Orzetti’s restricted stock units were forfeited in February 2006 in connection with his termination of employment.

(4)             Mr. Zywottek was our President, Chief Executive Officer and Director until May 2005. From May 2005 until November 2005, James W. Rogers, our Chairman, served as Chief Executive Officer. Effective November 2005, John M. Ballbach became our President, Chief Executive Officer and Director.

(5)             Mr. Rogers served as our Chief Executive Officer from May 2005 until November 2005 pursuant to a loanout agreement we entered into with Clayton, Dubilier & Rice, Inc. Mr. Rogers remained an employee of Clayton, Dubilier & Rice, Inc. while he served as our Chief Executive Officer and was therefore not paid any compensation by us for his services. The management fee we pay to Clayton, Dubilier & Rice, Inc. pursuant to the consulting agreement described under the heading “Certain Relationships and Related Transactions—Consulting Agreement” was increased by $500,000 annually for the period Mr. Rogers served as our Chief Executive Officer.

(6)             Mr. Orzetti was our Executive Vice President and President, General Lab Business until his termination of employment effective February 2006.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of stock options in the 2005 fiscal year by the named executive officers and the value of unexercised stock options held by the named executive officers at December 31, 2005. All options were granted under the CDRV Investors, Inc. Stock Incentive Plan.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at FY End Exercisable/ Unexercisable(1)
John Ballbach(2)	—	—	—	$—
Walter Zywottek(3)	—	—	—	—
James W. Rogers	—	—	—	—
Edward Orzetti(4)	—	—	9,000/36,000	220,320/881,280
Jack Wyszomierski	—	—	4,000/16,000	97,920/391,680
Matthew Malenfant	—	—	1,400/5,600	34,272/137,088
Manuel Brocke-Benz	—	—	1,400/5,600	34,272/137,088

(1)          The “Value of Unexercised In-the-Money Options at FY End” is the aggregate number of unexercised options on December 31, 2005 multiplied by the difference between the exercise price for each option and the fair market value of a share of CDRV Investors, Inc. common stock on December 31, 2005 ($75.00). The actual value, if any, that will be realized upon the exercise of an option, will depend upon the difference between the exercise price of the option and the fair market value of the CDRV Investors, Inc. common stock on the date that the option is exercised.

(2)        Pursuant to the terms of Mr. Ballbach’s amended employment agreement, he received a grant of 58,929 options immediately following his purchase of shares of CDRV Investors, Inc. common stock in March 2006.

(3)        All 22,500 options previously granted to Mr. Zywottek were unvested when he terminated employment in May 2005, and were thus cancelled without any payment.

(4)        In connection with Mr. Orzetti’s termination of employment in February 2006, CDRV Investors, Inc. agreed to vest an additional 9,000 options held by Mr. Orzetti, so that upon his termination of employment he held 18,000 vested options.

Employment Agreements With Named Executive Officers

•       Mr. Ballbach. In November 2005, Mr. Ballbach joined us as our new President and Chief Executive Officer, and entered into an employment agreement with us in connection with his commencement of employment. Mr. Ballbach’s agreement was subsequently amended in part by a letter agreement entered into in February 2006.

Pursuant to his amended employment agreement and as of December 31, 2005, Mr. Ballbach receives an annual base salary of $650,000 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Ballbach’s target annual bonus is equal to 100% of his base salary. Because Mr. Ballbach started with us before November 7, 2005, he received a guaranteed bonus of $100,000 for 2005. In addition, we agreed to pay Mr. Ballbach a one-time special bonus of $1,119,651 in February 2006 in connection with his agreeing to amend the terms of his original employment agreement.

Mr. Ballbach’s amended agreement does not have a fixed term. However, if we terminate Mr. Ballbach’s employment without cause, he will be entitled to continued payment of his then current base salary and continued health benefits for a period equal to the earlier of eighteen months following any such termination or the date that he obtains new employment.

Pursuant to Mr. Ballbach’s amended employment agreement, he agreed to purchase 19,643 shares of the common stock of CDRV Investors, Inc. during March 2006 pursuant to the CDRV Investors, Inc. Stock Incentive Plan. In connection with his purchase, he received a grant of 58,929 options to purchase shares of CDRV Investors, Inc. common stock. Mr. Ballbach’s amended agreement also provides that in 2006 he will receive an award of CDRV Investors, Inc. restricted stock units having a value equal to $500,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•       Mr. Zywottek.   Prior to his termination of employment with us in May 2005, we were parties to an employment agreement with Mr. Zywottek. In connection with his termination of employment, Mr. Zywottek received continued payment of his health benefits until September 1, 2005, but did not receive any severance or other additional compensation pursuant to his employment agreement.

•       Mr. Orzetti.   Prior to his termination of employment with us in February 2006, we were parties to an employment agreement with Mr. Orzetti. Pursuant to his employment agreement and as of December 31, 2005, Mr. Orzetti received an annual base salary of $550,020 and was also eligible to receive an annual bonus that became earned based on the achievement of objectives established under our applicable bonus plan. Mr. Orzetti’s target annual bonus was equal to 100% of his base salary.

In connection with Mr. Orzetti’s termination of employment in February 2006, we entered into an agreement with him setting forth the terms of his resignation. Under the agreement, Mr. Orzetti is entitled to receive a lump sum severance payment equal to $550,000, continued health and dental benefits until August 31, 2006, COBRA benefit continuation, the repurchase of previously acquired shares of CDRV Investors, Inc. common stock, and accelerated vesting of 9,000 unvested options in CDRV Investors, Inc.

The agreement also contains customary non-competition and non-solicitation restrictions that will apply for one year following Mr. Orzetti’s resignation, and an indefinite restriction on the disclosure of confidential information.

•       Mr. Wyszomierski.   In June 2004, Mr. Wyszomierski joined us as our new Executive Vice President and Chief Financial Officer, and entered into an employment agreement with us upon his commencement of employment. Mr. Wyszomierski’s agreement does not have a fixed term. Pursuant to his employment agreement and as of December 31, 2005, Mr. Wyszomierski receives an annual base salary of $350,000 and is also eligible to receive an annual bonus that becomes earned based on the achievement of objectives established under our applicable bonus plan. Mr. Wyszomierski’s target annual bonus is equal to 85% of his base salary.

Mr. Wyszomierski was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan pursuant to his employment agreement. In late 2005, Mr. Wyszomierski was granted CDRV Investors, Inc. restricted stock units having a value equal to $250,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•       Mr. Malenfant.   As of December 31, 2005, Mr. Malenfant receives an annual base salary of $300,000 and is also eligible to receive an annual bonus that becomes earned on the achievement of objectives established under our applicable bonus plan. Mr. Malenfant’s target annual bonus is equal to 75% of his base salary.

Mr. Malenfant was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan. In late 2005, Mr. Malenfant was granted CDRV Investors, Inc. restricted stock units having a value equal to $250,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

•       Mr. Brocke-Benz.   As of December 31, 2005, Mr. Brocke-Benz receives an annual base salary of €200,000 and is also eligible to receive an annual bonus that becomes earned on the achievement of objectives established under our applicable bonus plan. Mr. Brocke-Benz’s target annual bonus is equal to 70% of his base salary.

Mr. Brocke-Benz was offered the opportunity to participate in the CDRV Investors, Inc. Stock Incentive Plan. In late 2005, Mr. Brocke-Benz was granted CDRV Investors, Inc. restricted stock units having a value equal to $150,000. The restricted stock units will vest in five equal installments on each of the first five anniversaries of the grant date, and may vest earlier in certain circumstances if we undergo a change in control (as defined in the CDRV Investors, Inc. Stock Incentive Plan) or if his employment terminates due to death or disability (as defined in the CDRV Investors, Inc. Stock Incentive Plan).

Change in Control and Termination of Employment Arrangements under New Stock Incentive Plan

The CDRV Investors, Inc. Stock Incentive Plan provides that the vesting of options to purchase shares of our common stock granted thereunder will be accelerated if we experience a change in control (as defined in the plan) where substitute options with substantially equivalent terms and economic value are not substituted for existing options in place of accelerated vesting. The vesting of options will also be accelerated upon certain terminations of employment, such as death or disability (as defined in the plan). The Company’s board of directors has the discretion to accelerate the vesting of options at any time and from time to time.

Pension Plans

We sponsor various retirement plans for most full-time employees, including a defined benefit plan that covered Messr. Malenfant until the plan was frozen on May 31, 2005 and Mr. Zywottek until his termination of employment in 2005.

The pension plan we sponsor covered substantially all of our full-time United States employees (except employees covered by collective bargaining agreements who participate in independently operated plans). Annual retirement benefits under the pension plan are generally calculated as the greater of:

•       a participant’s years of credited service multiplied by $240, and

•       1% of a participant’s average annual compensation earned in the consecutive five year period during which the participant was most highly paid (referred to as “final average earnings”), plus an additional 0.75% of final average earnings in excess of one third of the Social Security taxable wage base in the year the participant terminates employment, in each case multiplied by the participant’s years of credited service (up to a maximum of 33 years).

Under the pension plan, final average earnings includes the participant’s salary and bonus indicated earlier under the heading “—Summary Compensation Table,” as well as any other bonus or severance payments that a participant may become entitled to. Because the pension plan complies with ERISA and Code maximum compensation and defined benefit limitations, certain of the annual retirement benefits indicated in the table below will be paid pursuant to an unfunded benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The following table shows the estimated annual benefits payable upon retirement to persons in specified remuneration and years of service classifications under the pension plan and supplemental plan.

	Estimated Annual Pension (Years of Service)
Remuneration	15	20	25	30	35
$125,000	$29,516	$39,355	$49,194	$59,033	$64,936
150,000	36,079	48,105	60,131	72,158	79,373
175,000	42,641	56,855	71,069	85,283	93,811
200,000	49,204	65,605	82,006	98,408	108,248
225,000	55,766	74,355	92,944	111,533	122,686
250,000	62,329	83,105	103,881	124,658	137,123
300,000	75,454	100,605	125,756	150,908	165,998
400,000	101,704	135,605	169,506	203,408	223,748
450,000	114,829	153,105	191,381	229,658	252,623
500,000	127,954	170,605	213,256	255,908	281,498
550,000	141,079	188,105	235,131	282,158	310,373
600,000	154,204	205,605	257,006	308,407	339,248
650,000	167,329	223.105	278,881	334,658	368,123
700,000	180,454	240,605	300,756	360,908	396,998
750,000	193,579	258,105	322,631	387,158	425,873
800,000	206,704	275,605	344,506	413,408	454,748
850,000	219,829	293,105	366,381	439,658	483,623

As of December 31, 2005, Messrs. Malenfant and Zywottek have 18 years and less than 1 year of credited service, respectively. Benefits shown in the table above are computed on the basis of straight life annuity benefits, and are not subject to deduction or offset.

Compensation of Directors

Our directors who are not also our employees or employees or principals of CD&R are compensated pursuant to our Directors Compensation Policy. Under this policy, such directors receive an annual retainer fee of $70,000, at least 50% of which is payable in shares (or rights to acquire shares) of our common stock granted under the CDRV Investors, Inc. Stock Incentive Plan. Directors may elect to receive up to 100% of their annual retainer fee in shares or rights to acquire shares granted under the CDRV Investors, Inc. Stock Incentive Plan.

Any director serving as the chair of any of the committees of our board of directors will receive an additional $10,000 annual cash retainer fee ($15,000 in the case of the chair of the audit committee of our board of directors).

We do not pay any additional remuneration to any of our directors who are also our employees or who are employees or principals of CD&R, however all such directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings of our board of directors or a committee thereof.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists all shares of our common stock beneficially owned by the following holders as of March 24, 2006:

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund VI Limited Partnership(2)	4,200,000	71.80
Banc of America Capital Investors, L.P.(3)	350,000	5.98
John Ballbach (4)	19,643	*
Walter Zywottek(5)	0	*
Edward Orzetti(6)	18,000	*
Jack Wyszomierski(7)	14,000	*
Matthew Malenfant(8)	4,900	*
Manuel Brocke-Benz(9)	4,900	*
B. Charles Ames(10)	0	*
Joseph F. Eckroth, Jr.(11)	1,919	*
Dr. Lewis S. Edelheit	2,917	*
Brian P. Kelley	1,833	*
Joseph L. Rice, III(10)	0	*
James W. Rogers(10)	0	*
Axel Ruckert	2,175	*
Richard J. Schnall(10)	0	*
Carl T. Stocker	3,417	*
Robert J. Zollars(12)	4,333	*
All directors and executive officers as a group (18 persons)	89,537	1.53

*                    Less than 1%

(1)          In accordance with Rule 13d-3 under the Exchange Act, as amended, a person is deemed a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Each of such stockholders has sole voting and investment power as to the shares unless otherwise noted.

(2)          CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of CD&R Fund VI and has the power to direct CD&R Fund VI as to the voting and disposition of shares held by CD&R Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company, is the general partner of CD&R Associates VI Limited Partnership and has the power to direct CD&R Associates VI Limited Partnership as to its direction of CD&R Fund VI’s voting and disposition of the shares held by CD&R Fund VI. No person controls the voting and disposition of CD&R Investment Associates VI, Inc., with respect to the shares owned by CD&R Fund VI. Each of CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. expressly disclaims beneficial ownership of the shares owned by CD&R Fund VI. The business address for each of CD&R Fund VI, CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc., is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(3)          Banc of America Capital Investors, L.P. is a Delaware limited partnership. Banc of America Capital Management, L.P., a Delaware limited partnership, is the general partner of Banc of America Capital Investors, L.P. and has the power to direct Banc of America Capital Investors, L.P. as to the voting and disposition of shares held by Banc of America Capital Investors, L.P. BACM I GP, LLC, a Delaware limited liability company, is the general partner of Banc of America Capital Management L.P. and has the power to direct Banc of America Capital Management L.P. as to the voting and disposition of shares held by Banc of America Capital Management L.P. The business address for Banc of America Capital Investors, L.P., Banc of America Capital Management, L.P. and BACM I GP, LLC, is Bank of America Corporate Center, 100 North Tryon Street, 25th Floor, Charlotte, NC 28255.

(4)          Mr. Ballbach purchased 19,643 shares in March 2006 pursuant to the terms of his amended employment agreement. All shares were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(5)          All shares previously held by Mr. Zywottek were repurchased in connection with his termination of employment in May 2005.

(6)          In connection with his termination of employment in February 2006, the 15,000 shares previously held by Mr. Orzetti were repurchased. Mr. Orzetti currently holds 18,000 vested options that may be exercised anytime until May 31, 2006. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(7)          Mr. Wyszomierski owns 10,000 shares and has 4,000 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(8)          Mr. Malenfant owns 3,500 shares and has 1,400 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(9)          Mr. Brocke-Benz owns 3,500 shares and has 1,400 options that are currently vested and exercisable. All shares and options were issued pursuant to the CDRV Investors, Inc. Stock Incentive Plan.

(10)   Does not include 4,200,000 shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership. Messrs. Ames, Rice III, Rogers and Schnall may be deemed to share beneficial ownership of the shares owned of record by Clayton Dubilier & Rice Fund VI Limited Partnership by virtue of their status as stockholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Ames, Rice III, Rogers and Schnall expressly disclaims beneficial ownership of the shares owned by Clayton Dubilier & Rice Fund VI Limited Partnership.

(11)   Includes 1,090 shares that were purchased by Mr. Eckroth under the CDRV Investors, Inc. Stock Incentive Plan that were immediately transferred to a trust created for the benefit of Mr. Eckroth’s family.

(12)   Includes 2,500 shares that were purchased by Mr. Zollars under the CDRV Investors, Inc. Stock Incentive Plan and immediately transferred to a limited partnership controlled by Mr. Zollars.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Fund Managed by CD&R

Overview.   As of March 24, 2006, CD&R Fund VI beneficially owns approximately 71.8% of our outstanding common stock. CD&R Fund VI is a private investment fund managed by CD&R.

The general partner of CD&R Fund VI is CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership. CD&R Associates VI Limited Partnership’s general partner is CD&R Investment Associates VI, Inc., a Cayman Islands exempted company.

Four of our directors, B. Charles Ames, Joseph L. Rice, III, James W. Rogers and Richard J. Schnall, are principals of CD&R, limited partners (including a family trust of Mr. Ames) of CD&R Associates VI Limited Partnership, and stockholders and directors of CD&R Investment Associates VI, Inc.

CD&R is a private investment firm organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund VI. CD&R generally assists in structuring, arranging financing for and negotiating the acquisition of the companies in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial consulting services to the companies. Such services include helping companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving their operational, marketing and financial performance.

Stock Purchase Agreement.   In connection with the Acquisition, CD&R Fund VI and CDRV Acquisition Corporation entered into various agreements, including a stock purchase agreement, dated as of February 15, 2004, with Merck KGaA, pursuant to which CDRV Acquisition Corporation and certain of its affiliates agreed to purchase all of the outstanding capital stock of VWR International Corporation, the holding company of VWR International, Inc., and 10% of the outstanding equity ownership interests of VWR International Immobilien GmbH that we did not own. Pursuant to these agreements, Merck KGaA agreed to not solicit certain of our employees for a period of two years following the completion of the Acquisition. Merck KGaA also agreed to not act as a distributor of certain competitive laboratory products, excluding certain products such as pharmaceutical products and ingredients, in the laboratory field in North America and many Western European countries, or own an interest in any such distributor, subject to certain ownership exceptions. This restriction expires on the third anniversary of the completion of the Acquisition. CD&R Fund VI, on the other hand, agreed to not sell any controlling interest in us or our business to any entity that derives more than 10% of its total revenues from the manufacture, distribution and sale of chemical products for industrial or R&D uses. This restriction expires upon our initial public offering of voting securities. In addition, the parties agreed to certain indemnification obligations for breaches of their respective representations, warranties and covenants.

Consulting Agreement.   CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation and CD&R entered into a Consulting Agreement immediately prior to the Acquisition, pursuant to which CD&R provides us with financial advisory and management consulting services following the consummation of the Transactions. We pay CD&R a management fee of $1.5 million annually, which will be reviewed on an annual basis. We paid CD&R a fee of $18.0 million as compensation for performing financial, investment banking, management advisory and other services in connection with the Acquisition, and reimbursed certain CD&R expenses. Effective as of May 15, 2005, the parties entered into a loanout agreement under the Consulting Agreement whereby CD&R agreed to make the services of James W. Rogers, the current Chairman of our Board and a CD&R employee, available to us. The management fee payable to CD&R was increased by $0.5 million annually for the period Mr. Rogers was our Chief Executive Officer, and $0.3 million was paid to CD&R in the year ended December 31, 2005 in connection therewith. The loanout agreement terminated pursuant to its terms upon the approval of Mr. Ballbach’s employment as our Chief Executive Officer.

Indemnification Agreement.   CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation and their respective subsidiaries entered into an Indemnification Agreement with CD&R and CD&R Fund VI immediately prior to the Acquisition, pursuant to which, following the consummation of the Transactions, we would indemnify CD&R, CD&R Fund VI, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Stock Subscription Agreement.   As of March 24, 2006, CD&R Fund VI beneficially owns approximately 71.8% of our outstanding shares of common stock. It subscribed for 4,800,000 shares of CDRV Investors, Inc.’s common stock for an aggregate purchase price of $480.0 million pursuant to a Stock Subscription Agreement, dated as of April 7, 2004. Pursuant to that agreement, CD&R Fund VI may designate all of the members of the Board of Directors of CDRV Investors, Inc. and certain of its direct and indirect subsidiaries. CD&R is also entitled to consult with us with respect to our operations at any time, to have observers attend meetings of our Board of Directors and those of our subsidiaries, and to receive all of its quarterly and annual financial reports and budgets, as well as other documents.

On June 22, 2004, CD&R Fund VI transferred an aggregate of 500,000 shares of our common stock to five of its limited partners, and on December 6, 2004, CD&R Fund VI transferred another 100,000 shares of our common stock to another of its limited partners, pursuant to transfer agreements among the Company, CD&R Fund VI and each such transferee. Pursuant to the transfer agreements, transferees are entitled to the rights and obligations of a minority stockholder under the Registration and Participation Agreement, dated as of April 7, 2004, including the transfer restrictions, registration rights, tag-along rights and drag-along rights that are described below under the heading “—Agreement with Management and Other Investors—Registration and Participation Agreement.”

Agreements with Management and Other Investors

Management Equity Offerings.   Shortly after the completion of the Acquisition, we adopted the CDRV Investors, Inc. Stock Incentive Plan. Under the plan, certain of our officers and employees were offered the opportunity to purchase shares of our common stock and receive grants of options to purchase our common stock. We also offered our non-employee directors the opportunity to purchase shares of our common stock.

Pursuant to Mr. Ballbach’s amended employment agreement described under the heading “Executive Compensation—Employment Agreements with Named Executive Officers,” Mr. Ballbach purchased 19,643 shares of our common stock during March 2006 pursuant to the plan. In connection with his purchase, he received a grant of 58,929 options under the plan. Mr. Ballbach will also receive a grant of restricted stock units under the plan having a total value of $500,000.

We also granted restricted stock units pursuant to the plan to Messrs. Wyszomierski, Malenfant, Leak and Brocke-Benz. The total value of Messrs. Wyszomierski and Malenfant’s grants is $250,000 each, and the total value of Messrs. Leak and Brocke-Benz’s is $150,000 each.

At the time of Mr. Leak’s promotion to Senior Vice President of Category Management, he had a loan guaranteed by VWR in connection with his purchase of shares of our common stock of approximately $200,000 that has since been repaid.

Registration and Participation Agreement

The Company, CD&R Fund VI and certain other of our stockholders entered into a Registration and Participation Agreement, dated as of April 7, 2004, pursuant to which, among other things:

Transfer Restrictions.   Until the earlier of the initial public offering of our common stock and the fifth anniversary of the agreement, holders of our common stock other than CD&R Fund VI are subject to certain restrictions on transfer.

Registration Rights.   Holders of shares of our common stock, including certain executive officers, are entitled to registration rights for such shares of common stock held by them:

•       holders constituting, at any time prior to the initial public offering of our common stock , at least 50% and thereafter, at least 25%, of the total registrable securities may request that we use our best efforts to register such securities for public resale,

•       following the initial public offering of our common stock , under specified circumstances (and if we have qualified for registration on Form S-3), certain holders other than CD&R Fund VI may request that we use our best efforts to register their shares of our common stock for public resale on Form S-3, and

•       if the Company registers any common stock at any time, either for our account or for the account of any stockholder, the holders of registrable securities are entitled to request that we use our best efforts to include the number of their shares of common stock that, in the opinion of the underwriters, can be sold.

The Company will bear all registration expenses (other than underwriting discounts) for the first four registrations, including the fees and expenses of counsel to the selling stockholders. Because only CD&R Fund VI holds more than 50% of its outstanding common stock, it is the only stockholder able to initiate the initial registration by itself. The Company also will bear the registration expenses (other than underwriting discounts) for two registrations on Form S-3 requested by certain co-investors of CD&R Fund VI, including the fees and expenses of counsel to the selling stockholders.

If the Company files a registration statement under the Securities Act with respect to a public offering of its common stock, no holders of our common stock will be permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days (or, in the case of a shelf registration, 90 days) after the effective date of the registration statement (other than as part of the public offering).

Participation Rights.   Prior to the initial public offering of the Company, certain holders of our common stock have the right to purchase, on a pro rata basis, additional shares of our common stock if CD&R Fund VI or any other investment vehicle managed by CD&R subscribes for additional shares of common stock, excluding any issuances by way of dividends or distributions on in kind, or stock splits, reclassifications, recapitalizations or consolidations.

Tag-Along Rights.   Prior to such time as a public market has been established for 20% or more of our common stock, certain holders of our common stock other than CD&R Fund VI have the right to participate, on a pro rata basis and subject to the same terms and conditions, in any sale by CD&R Fund VI of more than 10% of its shares of common stock to a third party purchaser or to the Company.

Drag-Along Rights.   Prior to such time as a public market has been established for 20% or more of our  common stock, if CD&R Fund VI intends to sell more than 50% of its shares of our common stock to a third party purchaser, CD&R Fund VI will have the right to require certain other holders of common stock to participate in such sale, on a pro rata basis and subject to the same terms and conditions.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as the Company’s independent auditor for the fiscal years ended December 31, 2005 and 2004. Fees and expenses for services rendered by KPMG in 2005 and 2004 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors.

Type of Fees	2005	2004
	(dollars in thousands)
Audit Fees(1)	$2,158	$1,785
Audit-Related Fees(2)	88	795
Tax Fees(3)	52	30
TOTAL FEES	$2,298	$2,610

(1)          2005 and 2004 audit fees relate to the audit of the Company’s global operations including statutory audits. Also included herein are fees related to various employee benefit plan audits.

(2)          2005 audit-related services include procedures performed in connection with the CDRV Investors registration statement on Form S-4. 2004 audit-related services include procedures performed in connection with the April 2004 VWR International Offering Memorandum, the VWR International registration statement on Form S-4 and the December 2004 Offering Memorandum for the Senior Discount Notes.

(3)          Fees for both years relate to tax compliance services.

Pre-Approval Policy for Auditor Services

The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by the Company’s auditor in order to assure that providing such services will not impair the auditor’s independence.

The Audit Committee has the sole and direct responsibility and authority for the appointment, termination and compensation to be paid to the independent accountants. The Committee has the responsibility to approve, in advance of the provision thereof, all audit services and permissible non-audit services to be performed by the independent accountants as well as compensation to be paid with respect to such services.

Our Audit Committee Charter authorizes the Committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the Committee. Any decisions made by such member under delegated authority, must be presented to the full Committee at its next scheduled meeting.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.                 Financial statements, financial statement schedule and exhibits filed as part of this report

1.              The following financial statements, together with the Report of Independent Registered Public Accountants and Notes to Consolidated Financial Statements, are filed as part of this report:

Page
CDRV Investors, Inc. (Successor) and VWR International Corporation (Predecessor)
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of December 31, 2005 and 2004	42
Consolidated Statements of Operations for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	43
Consolidated Statements of Stockholders’ Equity and other Comprehensive Income (Loss) for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	44
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003	46
Notes to Consolidated Financial Statements	47
Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2005, the periods included in the year ended December 31, 2004 and the year ended December 31, 2003.	115

Exhibit Number	Description of Documents	Method of Filing
3.1	Certificate of Incorporation of CDRV Investors, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on April 15, 2005.
3.2	Amended and Restated Bylaws of CDRV Investors, Inc.	Previously filed as Exhibit 3.2 to Form S-4, filed on April 15, 2005.
4.1

Credit Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation (the rights and obligations of which thereunder were assumed by VWR International, Inc.), the Foreign Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as Documentation Agents.

Previously filed as Exhibit 4.1 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.2	Assumption Agreement, dated as of April 7, 2004, between CDRV Acquisition Corporation and VWR International, Inc.	Previously filed as Exhibit 4.2 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.3

Guarantee and Collateral Agreement, dated as of April 7, 2004, made by CDRV Holdings, Inc., CDRV Acquisition Corporation (the rights and obligations of which were assumed by VWR International, Inc.) and certain of its Subsidiaries in favor of Deutsche Bank AG, New York Branch, as Administrative Agent.

Previously filed as Exhibit 4.3 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4

Indenture, dated as of December 16, 2004, by and among CDRV Investors, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to 9 5/8% Senior Discount Notes due 2015 of CDRV Investors, Inc.

Previously filed as Exhibit 4.4 to Form S-4, filed on April 15, 2005.
4.5	Form of 9 5/8% Senior Discount Notes due 2015 of CDRV Investors, Inc.	Previously filed as Exhibit 4.6 to Form S-4, filed on April 15, 2005.
4.6

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.4 to the VWR International, Inc. Form S-4, filed on August 30, 2004.

4.7

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.5 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.8

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.6 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.9

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc., and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.7 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.10

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.12 to Amendment No. 2 to the VWR International, Inc. Form S-4, filed on November 19, 2004.
4.11

Supplemental Indenture, dated as of April 7, 2004, among VWR International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.

Previously filed as Exhibit 4.13 to Amendment No. 2 to the VWR International, Inc. Form S-4, filed on November 19, 2004.
4.12	Form of 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation.	Previously filed as Exhibit 4.10 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
4.13	Form of 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation.	Previously filed as Exhibit 4.11 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.1	Consulting Agreement, dated as of April 7, 2004, by and among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.1 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.2	Loanout Agreement, dated as of May 15, 2005, by and among CDRV Investors, Inc., CDRV Holdings, Inc., VWR International, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 99.1 to the VWR International, Inc. Form 8-K, filed on May 15, 2005.

10.3

Indemnification Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Previously filed as Exhibit 10.2 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.4

Registration and Participation Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., Clayton, Dubilier & Rice Fund VI Limited Partnership, Banc of America Capital Investors, L.P., SSB Capital Partners (Master Fund) I, L.P., and CGI Private Equity L.P., LLC.

Previously filed as Exhibit 10.3 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.5	Stock Subscription Agreement, dated April 7, 2004, between CDRV Investors, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.	Previously filed as Exhibit 10.4 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.6	VWR International, Inc. Directors Compensation Policy*	Previously filed as Exhibit 10.5 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.7	CDRV Investors, Inc. Stock Incentive Plan*	Previously filed as Exhibit 10.6 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.8	Form of Employee Stock Subscription Agreement*	Previously filed as Exhibit 10.7 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.9	Form Restricted Stock Unit Agreement under CDRV Investors, Inc. Stock Incentive Plan*	Previously filed as Exhibit 99.2 to the VWR International, Inc. Form 8-K, filed on February 23, 2006.
10.10	Form of Stock Option Agreement*	Previously filed as Exhibit 10.8 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.11	Pension Contract for Walter Zywottek*	Previously filed as Exhibit 10.9 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.12	VWR International, Inc. Retirement Plan*	Previously filed as Exhibit 10.10 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.13	VWR Corporation Supplemental Benefits Plan*	Previously filed as Exhibit 10.11 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.14	Employment Agreement, among VWR International, Inc and John M. Ballbach.*	Previously filed as Exhibit 99.2 to the VWR International, Inc. Form 8-K, filed on October 19, 2005.
10.15	Amendment to Employment Agreement among VWR International, Inc. and John Ballbach*	Previously filed as Exhibit 99.1 to the VWR International, Inc. Form 8-K, filed on February 23, 2006.

10.16	Employment Agreement, among VWR International, Inc. and Walter Zywottek*	Previously filed as Exhibit 10.12 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.17	Employment Agreement, among VWR International, Inc. and Jack Wyszomierski*	Previously filed as Exhibit 10.13 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.18	Employment Agreement, among VWR International, Inc. and Edward H. Orzetti*	Previously filed as Exhibit 10.14 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.19	Letter Agreement, among VWR International, Inc. and Edward Orzetti.*	Previously filed as Exhibit 99.1 to the VWR International, Inc. Form 8-K, filed on January 11, 2006.
10.20	Employment Agreement, among VWR International, Inc. and Charles F. Canfield*	Previously filed as Exhibit 10.17 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.21	Employment Agreement, among VWR International, Inc. and Ted Pulkownik*	Previously filed as Exhibit 10.18 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.22	Employment Agreement, among VWR International, Inc. and Stephen J. Kunst*	Previously filed as Exhibit 10.19 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
10.23	Letter of Employment for Stephen J. Kunst*	Previously filed as Exhibit 10.20 to the VWR International, Inc. Form S-4, filed on August 30, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21.1	List of subsidiaries.	Previously filed as Exhibit 21.1 to Form S-4, filed on April 15, 2005. [Does this list need to be updated?]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

*                    Denotes management contract or compensatory plan, contract or arrangement.

SUPPLEMENTAL INFORMATION

No annual report to security holders covering the Company’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDRV INVESTORS, INC.
By:	/s/ JACK L. WYSZOMIERSKI
Name:	Jack L. Wyszomierski
Title:	Executive Vice President and Chief Financial Officer
March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ JOHN M. BALLBACH	President, Chief Executive	March 31, 2006
John M. Ballbach	Officer and Director
/s/ JACK L. WYSZOMIERSKI	Executive Vice President and	March 31, 2006
Jack L. Wyszomierski	Chief Financial Officer
/s/ B. CHARLES AMES	Director	March 31, 2006
B. Charles Ames
/s/ JOSEPH F. ECKROTH, JR.	Director	March 31, 2006
Joseph F. Eckroth, Jr.
/s/ LEWIS S. EDELHEIT	Director	March 31, 2006
Lewis S. Edelheit
/s/ BRIAN P. KELLEY	Director	March 31, 2006
Brian P. Kelley
/s/ JOSEPH L. RICE, III	Director	March 31, 2006
Joseph L. Rice, III
/s/ JAMES W. ROGERS	Chairman	March 31, 2006
James W. Rogers
/s/ AXEL RUCKERT	Director	March 31, 2006
Axel Ruckert
/s/ RICHARD J. SCHNALL	Director	March 31, 2006
Richard J. Schnall
/s/ CARL T. STOCKER	Director	March 31, 2006
Carl T. Stocker
/s/ ROBERT J. ZOLLARS	Director	March 31, 2006
Robert J. Zollars

Schedule II - Valuation of Qualifying Accounts

CDRV INVESTORS, INC.
Year ended December 31, 2005 and for the period April 7 - December 31, 2004
(Dollars in millions)

			Foreign
	Balance at		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves (1)	of Period
Year ended December 31, 2005
Allowance for doubtful receivables	$6.0	$3.2	$(0.4)	$(2.2)	$6.6
April 7, 2004 - December 31, 2004
Allowance for doubtful receivables	$7.4	$2.5	$0.4	$(4.3)	$6.0

VWR INTERNATIONAL CORPORATION
For the period January 1 - April 6, 2004 and the year ended December 31, 2003
(Dollars in millions)

			Foreign
	Balance at		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves (1)	of Period
January 1 - April 6, 2004
Allowance for doubtful receivables	$7.8	$0.6	$(0.1)	$(0.9)	$7.4
Year ended December 31, 2003
Allowance for doubtful receivables	4.2	4.0	0.6	(1.0)	7.8

(1)          Bad debts charged off, less recoveries.