Form 10-Q
period 2006-09-30
CDRV Investors, Inc.
filed 2006-11-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of September 30, 2006, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 14, 2006 was 5,797,680.

CDRV INVESTORS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

PART I.   FINANCIAL INFORMATION:

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CDRV INVESTORS, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$104.7	$126.1
Trade accounts receivable, less reserves of $9.0 and $6.6, respectively	458.8	407.3
Other receivables	26.5	31.0
Inventories	243.8	270.4
Other current assets	37.8	30.6
Total current assets	871.6	865.4
Property and equipment, net	157.3	156.8
Investments	8.0	7.8
Goodwill	931.1	910.0
Other intangible assets, net	553.0	552.7
Deferred income taxes	9.4	8.7
Other assets	40.9	45.9
Total assets	$2,571.3	$2,547.3
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of bank debt and current portion of capital lease obligations	$1.0	$45.5
Accounts payable	349.1	370.3
Accrued expenses	177.2	139.1
Total current liabilities	527.3	554.9
Long-term debt	1,317.6	1,342.9
Capital lease obligations	4.8	5.0
Other long-term liabilities	89.0	87.1
Deferred income taxes	237.9	233.5
Total liabilities	2,176.6	2,223.4
Common stock purchase subject to guarantee agreement	2.6	2.6
Commitments and contingences
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,854,710 sharesissued and 5,799,430 outstanding at September 30, 2006; 5,779,178 shares issued and 5,753,428 outstanding at December 31, 2005	0.1	0.1
Additional paid-in capital	274.4	268.0
Retained earnings	83.6	43.6
Unamortized value of restricted stock issued	—	(1.6)
Accumulated other comprehensive income	37.7	12.7
Treasury stock, at cost, 55,280 shares at September 30, 2006 and 25,750 sharesat December 31, 2005	(3.7)	(1.5)
Total stockholders’ equity	392.1	321.3
Total liabilities and stockholders’ equity	$2,571.3	$2,547.3

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$817.6	$812.0	$2,428.4	$2,360.9
Cost of goods sold	594.0	602.4	1,771.3	1,757.8
Gross profit	223.6	209.6	657.1	603.1
Selling, general and administrative expenses	168.9	158.0	511.8	486.5
Restructuring charges (credits)	—	4.3	(1.0)	11.5
Operating income	54.7	47.3	146.3	105.1
Interest income	(2.1)	(0.8)	(4.9)	(1.8)
Interest expense	30.0	27.1	86.9	78.8
Other (income) expense, net	(0.1)	(1.3)	0.3	(3.1)
Income before income taxes	26.9	22.3	64.0	31.2
Income tax provision	11.3	10.0	24.0	13.6
Net income	$15.6	$12.3	$40.0	$17.6

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Nine Months Ended September 30, 2006
(Dollars in millions)
(Unaudited)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at December 31, 2005	5,779,178	$0.1	$268.0	$43.6	$(1.6)	$12.7	25,750	$(1.5)	$321.3
Equity reclassification (Note 4(d))	—	—	(1.6)	—	1.6	—	—	—	—
Issuance of common stock in connection with our stock incentive plan	51,672	—	3.8	—	—	—	—	—	3.8
Exercise of stock options	23,860	—	1.2	—	—	—	—	—	1.2
Compensation expense recognized for options	—	—	2.6	—	—	—	—	—	2.6
Compensation expense recognized for amortization of restricted common stock	—	—	0.3	—	—	—	—	—	0.3
Tax benefit related to stock options	—	—	0.1	—	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	—	29,530	(2.2)	(2.2)
Comprehensive income
Net income	—	—	—	40.0	—	—	—	—	40.0
Foreign currency translation adjustment	—	—	—	—	—	25.2	—	—	25.2
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(0.2)	—	—	(0.2)
Total comprehensive income									65.0
Balance at September 30, 2006	5,854,710	$0.1	$274.4	$83.6	$—	$37.7	55,280	$(3.7)	$392.1

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$40.0	$17.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.5	25.2
Loss (gain) on sale of assets	0.2	(0.1)
Non-cash interest accretion	24.2	22.1
Non-cash equity compensation expense	2.9	—
Amortization of debt issuance costs	4.5	4.1
Deferred income tax (benefit) expense	3.1	6.0
Provision for doubtful accounts	4.6	2.6
Changes in working capital:
Trade accounts receivable	(40.5)	(61.9)
Other receivables	6.7	(1.3)
Inventories	33.3	(24.2)
Other assets	(5.3)	(8.9)
Accounts payable	12.6	35.0
Accrued expenses and other long-term liabilities	23.4	(2.0)
Net cash provided by operating activities	135.2	14.2
Cash flows from investing activities:
Capital expenditures	(15.1)	(12.1)
Acquisitions of businesses and other intangible assets	(0.6)	(44.5)
Transaction costs	(0.2)	(1.2)
Proceeds from sales of property and equipment	5.2	0.3
Net cash used in investing activities	(10.7)	(57.5)
Cash flows from financing activities:
Proceeds from debt	0.3	2.9
Repayment of debt	(105.9)	(11.3)
Net change in bank checks outstanding	(44.7)	(3.1)
Proceeds from stock incentive plan	4.7	1.3
Cash paid for debt issuance costs	—	(0.8)
Acquisition of treasury stock	(2.2)	(1.3)
Net cash used in financing activities	(147.8)	(12.3)
Effect of exchange rate changes on cash	1.9	(2.4)
Net decrease in cash and cash equivalents	(21.4)	(58.0)
Cash and cash equivalents beginning of period	126.1	116.9
Cash and cash equivalents end of period	$104.7	$58.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48.7	$42.0
Income taxes paid, net	$6.2	$13.1

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)

(1) Nature of Operations, Background and Basis of Presentation

(a) Nature of Operations

CDRV Investors, Inc. (“CDRV”, the “Company”, “we” or “our”) through its wholly-owned subsidiary VWR International, Inc. (“VWR”) distributes scientific supplies, chemicals, and equipment, primarily in North America and Europe. The business is diversified across products and services, customer groups, and geography. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments distribute scientific supplies to customers in the pharmaceutical, biotechnology, chemical, technology, and food processing industries; governmental agencies; colleges and universities; and environmental organizations. Science Education manufactures and distributes scientific supplies and specialized kits to primary and secondary schools as well as distribution of scientific supplies to universities and research institutes.

(b) Background

On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR’s predecessor, VWR International Corporation, to CDRV Acquisition Corporation (“CDRVA”), a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of CDRV (the “Acquisition”). In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% Unsecured Senior Notes due 2012 and $320.0 of 8% Unsecured Senior Subordinated Notes due 2014 (the “VWR Notes”) and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR, with VWR surviving, and (ii) thereafter, CDRVA merged with and into VWR, with VWR surviving and assuming the obligations of CDRVA.

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

(2) New Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; derecognition; classification; interest and penalties; accounting in interim periods; disclosures; and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this Interpretation will have on our consolidated financial statements.

During September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of the initial adjustment will be recorded as an adjustment to other comprehensive income. Subsequent changes in funded status will also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost. We have pension and postretirement benefit plans that will be subject to the provisions of SFAS 158. SFAS 158 requires adoption by the Company for our fiscal year ending December 31, 2007. At this time we have not completed our assessment of the impact this Statement will have on our consolidated financial statements.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(2) New Accounting Standards (Continued)

for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

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

(4) Stock-Based Compensation

(a) CDRV Investors, Inc. Stock Incentive Plan

We adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, our board of directors may grant rights to purchase shares of our common stock and options to purchase shares of our common stock to any of our executive officers or other employees, including our named executive officers. Under the Stock Plan, the board of directors may also grant shares of common stock, rights to purchase shares of common stock and other share-based awards to our directors, who are not also our employees or associated with Clayton, Dubilier & Rice (“CD&R”). Options granted under the plan vest in equal annual installments on each of the first five anniversaries of the grant date and expire ten years from the grant date. As of September 30, 2006, there were 1,026,591 shares of common stock available for all types of awards under the stock plan. Based on shares issued, options outstanding and

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

restricted units granted under the Stock Plan as of September 30, 2006, there are 120,988 shares available for future awards.

(b) Stock and Option Activity

During the first quarter of 2006, we closed an offering with our President and Chief Executive Officer for the purchase of 19,643 shares at $56.00 per share. The offer to purchase the shares was issued in the fourth quarter of 2005 and the fair value of the shares was subsequently determined to be $75 per share. In accordance with the guidance set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), we recorded a compensation charge in the fourth quarter of 2005 of $0.7 applying the intrinsic value guidance set forth in APB 25. Coincident with this purchase, this executive was granted options to purchase 58,929 shares at $75.00 per share. Also during the first quarter of 2006, we issued 1,050 shares to certain directors who are not also our employees or associated with CD&R for director compensation and issued 1,360 shares at $50.52 per share in connection with the exercise of vested stock options.

During the second quarter of 2006, we offered 85 of our officers and employees the option to purchase 40,166 shares at $75.00 per share. The fair value of this purchase option, calculated in accordance with the provisions of SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), of $1.3 was charged to operations in the second quarter of 2006. Fifty-one of our officers and employees ultimately purchased 25,070 shares in the second quarter of 2006. In connection with these purchases, these officers and employees were to be granted two options, for each share purchased, at grant date fair value during the third quarter of 2006. As a result of the delay in the issuance of the options, these officers and employees received a special bonus totaling $2.2 that was recorded as a compensation charge, primarily in the third quarter of 2006. Also during the second quarter of 2006, we issued 900 shares to certain directors who are not also our employees or associated with CD&R for director compensation and issued 19,600 shares at $50.52 per share in connection with the exercise of vested stock options.

During the third quarter of 2006, we closed an offering with our President and Chief Executive Officer for the purchase of 4,201 shares at $119.00 per share. Coincident with this purchase, this executive was granted options to purchase 12,603 shares at $119.00 per share. Also during the third quarter of 2006, we granted options to purchase 49,140 shares at $119.00 per share to 50 of our officers and employees in connection with the offering discussed above that occurred in the second quarter of 2006, issued 808 shares to certain directors who are not also our employees or associated with CD&R for director compensation and issued 2,900 shares at $50.52 per share in connection with the exercise of vested stock options.

During the nine months ended September 30, 2005, we closed offerings in respect of 17 of our officers and employees for the purchase of 22,960 shares at $56.00 per share and granted options to purchase 45,920 shares at $56.00 per share; in connection with the acquisition of AI discussed in Note 3, issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares at $56.00 per share; closed an offering with 1 of our directors for 447 shares at $56.00 per share; and issued 4,219 shares to certain directors who are not also our employees or associated with CD&R for director compensation.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

(c) Adoption of SFAS 123R

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost includes the cost for all options granted prior to, but not yet vested as of January 1, 2006 and all prospective awards without restatement of prior periods. The impact of adopting SFAS 123R, including the second quarter charge for the stock purchase option of $1.3 discussed above, for the three and nine months ended September 30, 2006 was an increase to selling, general and administrative expenses of $0.4 and $2.6, respectively, and a reduction to income tax provision of $0.1 and $1.0, respectively.

Had compensation expense for stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the provisions of SFAS 123R, the Company’s net income for the three and nine months ended September 30, 2005 would have approximated the pro-forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$12.3	$17.6
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(0.3)	(0.9)
Pro-forma net income	$12.0	$16.7

The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value of options granted	$52.11	$25.30	$43.07	$25.56
Risk-free interest rate	4.63%	4.23%	4.69%	4.11%
Expected life of options	6.5 years	6.5 years	6.5 years	6.5 years
Volatility	34%	37%	34%	38%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

We recognize compensation expense for the stock options, which are considered fixed awards applying pro-rata vesting, on a straight-line basis.

Information regarding stock options under the Stock Plan for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	483,728	$51.24
Granted	120,672	97.51
Forfeited	(49,528)	50.52
Canceled	(1,452)	50.52
Exercised	(23,860)	50.52
Outstanding at September 30, 2006	529,560	61.89
Exercisable at September 30, 2006	152,948	50.98

Cash received as a result of stock options exercised was $1.2 for the nine months ended September 30, 2006. In connection with these exercises, the tax benefit realized by the Company was $0.1 for the nine months ended September 30, 2006.

Total intrinsic value related to stock options exercised was $0.1 and $0.6 for the three and nine months ended September 30, 2006, respectively. No options were exercised during the three and nine months ended September 30, 2005.

Information regarding unvested stock options for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested options at January 1, 2006	398,330	$17.18
Granted	120,672	43.07
Forfeited	(49,528)	15.58
Vested	(92,862)	16.95
Unvested options at September 30, 2006	376,612	25.74

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(4) Stock-Based Compensation (Continued)

The following is a summary of outstanding stock options as of September 30, 2006.

	Weighted
	Average	Options Outstanding		Options Exercisable
Exercise Price	Remaining Contractual Life (Years)	Number of Shares	Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
$50.52	8.0	345,110	$23.6	140,192	$9.6
56.00	8.6	63,778	4.0	12,756	0.8
75.00	9.4	58,929	2.6	—	—
119.00	9.7	61,743	—	—	—
		529,560	$30.2	152,948	$10.4

(d) Restricted Stock Units

In 2005, we granted 21,333 restricted stock units with a total fair value of approximately $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will all vest earlier in certain circumstances if we have a change in control. The granting of these units was reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. In accordance with the provisions of SFAS 123R, the unamortized value of restricted stock issued of $1.6 as of the adoption date of January 1, 2006 was eliminated against additional paid-in capital. The unearned compensation is being recognized as compensation expense over the five-year vesting period of the restricted units granted. Compensation expense related to these restricted stock units was $0.1 and $0.3 for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, the aggregate estimated future compensation expense related to nonvested options outstanding and the unamortized value of restricted stock issued is $10.2. This expense will be recognized over a weighted average period of 4.0 years.

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

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance at January 1, 2006	$7.6	$5.6	$13.2
Cash payments/other	(3.7)	(1.2)	(4.9)
Currency translation changes	0.3	0.3	0.6
Balance at September 30, 2006	$4.2	$4.7	$8.9

(b) Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations related to severance and facility exit costs of approximately $4.3 and $11.5 for the three and nine months ended September 30, 2005, respectively. For the nine months ended September 30, 2006, we reversed $1.0 of excess accruals and credited operations as a result of the re-deployment of certain personnel originally included in the programs and net reductions to other estimated severance and termination benefit accruals.

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Three Months Ended September 30,
	2006			2005
	Severance and termination benefits	Facilities related	Total	Severance and termination benefits	Facilities related	Total
Balance at beginning of period	$2.3	$0.1	$2.4	$3.6	$1.5	$5.1
Accruals (credited) charged to earnings by segment
North American Lab	—	—	—	0.4	0.1	0.5
European Lab	—	—	—	4.2	(0.4)	3.8
Cash payments/other	(0.4)	—	(0.4)	(3.3)	—	(3.3)
Currency translation changes	(0.1)	—	(0.1)	—	—	—
Balance at end of period	$1.8	$0.1	$1.9	$4.9	$1.2	$6.1

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(5) Restructuring (Continued)

	Nine Months Ended September 30,
	2006			2005
	Severance and termination benefits	Facilities related	Total	Severance and termination benefits	Facilities related	Total
Balance at beginning of period	$9.8	$0.3	$10.1	$—	$—	$—
Accruals (credited) charged to earnings by segment
North American Lab	(1.0)	—	(1.0)	4.3	0.1	4.4
European Lab	—	—	—	6.0	1.1	7.1
Cash payments/other	(7.1)	(0.2)	(7.3)	(5.4)	—	(5.4)
Currency translation changes	0.1	—	0.1	—	—	—
Balance at end of period	$1.8	$0.1	$1.9	$4.9	$1.2	$6.1

At September 30, 2006, $4.5 of our aggregate restructuring liabilities are included in accrued expenses and $6.3 are included in other long-term liabilities. At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities.

(6) Goodwill and Other Intangible Assets

(a) Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill included in the financial statements primarily represents the excess of acquisition cost over the fair value of net assets acquired in connection with the Acquisition.

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2006	$647.3	$195.0	$67.7	$910.0
Purchase accounting adjustment for the TSL acquisition	—	(1.0)	—	(1.0)
Currency translation changes	7.6	14.5	—	22.1
Balance at September 30, 2006	$654.9	$208.5	$67.7	$931.1

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(6) Goodwill and Other Intangible Assets (Continued)

(b) Other Intangible Assets

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted Average Amortization Period (Years)	September 30, 2006	December 31, 2005
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $18.6 and $13.2, respectively)	32.8	$228.3	$232.7
Customer relationships in Europe (net of accumulated amortization of $9.9 and $6.3, respectively)	20.3	72.7	69.5
Chemical supply agreements (net of accumulated amortization of $7.9 and $5.2, respectively)	10.0	23.5	24.2
Other (net of accumulated amortization of $1.0 and $0.4, respectively)	4.1	0.2	0.8
Total amortizable intangible assets (net of accumulated amortization of $37.4 and $25.1, respectively)		324.7	327.2
Indefinite-lived intangible assets:
Trademarks and tradenames		228.3	225.5
Total intangible assets, net		$553.0	$552.7

Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Amortization expense	$3.8	$3.5	$11.6	$10.7

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(7) Debt

The following is a summary of our debt obligations:

	September 30, 2006	December 31, 2005
Senior Secured Credit Facility	$443.2	$537.1
6 7/8% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
9 5/8% Senior Discount Notes due 2015	354.4	330.2
Bank loans	—	0.3
Capital leases	5.8	5.8
Total debt	1,323.4	1,393.4
Less short-term portion	(1.0)	(45.5)
Total long-term portion	$1,322.4	$1,347.9

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $593.2 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of €107.3 million (or approximately $136.1 on a U.S. dollar equivalent basis as of September 30, 2006), (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $307.1, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility will be available on a revolving credit basis for general corporate purposes. As of September 30, 2006, we had $9.5 of undrawn letters of credit and our remaining borrowing availability under the $150.0 multi-currency revolving credit facility was $140.5. During the third quarter of 2006, the Senior Secured Credit Facility was amended to allow for an additional $60.0 to be spent on acquisitions.

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

Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of excess cash flow net of any voluntary principal prepayments (as defined) for any fiscal year unless certain leverage ratio targets are met. VWR made a $44.5 principal prepayment in March 2006 based on VWR’s excess cash flow (as defined) generated in 2005. This amount was included in short-term bank debt in our consolidated balance sheet at December 31, 2005.

In September 2006, VWR made a $60.0 voluntary principal prepayment on the Senior Secured Credit Facility term loans.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(7) Debt (Continued)

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR’s parent, CDRV Holdings, Inc., and each significant direct and indirect domestic subsidiary of VWR, as that term is defined in the credit agreement. As of September 30, 2006, none of the domestic subsidiaries of VWR met the definition of significant subsidiary under the credit agreement. In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR and its subsidiaries.

The Senior Secured Credit Facility and the guarantees thereunder are secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of September 30, 2006, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.77% and 5.87%, respectively.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, modify terms of the indentures, engage in mergers or consolidations, change the business conducted by us taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit Facility requires VWR to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of September 30, 2006, VWR was in compliance with all covenants.

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

The indenture for the Senior Discount Notes contains covenants that, among other things, limit the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At September 30, 2006, the Company was in compliance with all covenants.

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

Net periodic pension cost for our U.S. defined benefit plan and our significant Non-U.S. defined benefit plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S.Plan		German, French and UK Plans
	2006	2005	2006	2005
Service cost	$0.2	$0.6	$0.7	$0.8
Interest cost	2.0	1.9	1.1	1.0
Expected return on plan assets	(2.2)	(2.1)	(1.0)	(0.9)
Recognized net actuarial loss	—	—	0.1	—
Net periodic pension cost	$—	$0.4	$0.9	$0.9

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(8) Defined Benefit Plans (Continued)

	Nine Months Ended September 30,
	U.S.Plan		German, French and UK Plans
	2006	2005	2006	2005
Service cost	$1.6	$3.9	$2.1	$2.6
Interest cost	6.2	6.2	3.1	3.2
Expected return on plan assets	(6.7)	(6.3)	(2.8)	(2.9)
Recognized net actuarial loss	0.2	—	0.3	—
Net periodic pension cost	$1.3	$3.8	$2.7	$2.9

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

The Company made contributions to the U.S. and Non-U.S. plans of approximately $12.4 and $1.3 for the nine months ended September 30, 2006, respectively, and expects to make additional contributions to the Non-U.S. plans of approximately $0.5 during the remainder of 2006.

(9) Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$15.6	$12.3	$40.0	$17.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.8)	13.4	25.2	(20.0)
Unrealized gain (loss) on derivatives, net of tax	0.3	(1.0)	(0.2)	(0.3)
Comprehensive income (loss)	$14.1	$24.7	$65.0	$(2.7)

(10) Commitments and Contingencies

The Company is involved in various environmental, employment, contractual and product liability cases and claims which are considered routine to our business and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of pending cases, including those described below, and any future claims will not be material to our business, financial condition or results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(10) Commitments and Contingencies (Continued)

whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company has submitted information to the German Federal Cartel Office and is awaiting formal feedback in connection with this matter. At the current time we cannot complete our assessment as to the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets of approximately €24.8 million (or $31.5 on a U.S. dollar equivalent basis as of September 30, 2006) related to our European Distribution Agreement with Merck KGaA. As of September 30, 2006, the unamortized net book value of these intangible assets is approximately  €18.5 million (or $23.5 on a U.S. dollar equivalent basis).

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. On April 5, 2006, Corning amended its complaint to allege additional trademark and unfair competition claims. On May 2, 2006, the Company filed a motion to dismiss Corning’s breach of contract claim and the court heard oral arguments on the motion on September 28, 2006. The Company believes Corning’s claims are without merit and will vigorously defend itself in this matter.

(11) Segment Financial Information

The Company reports financial results on the basis of the following three business segments: North American Lab; European Lab; and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(11) Segment Financial Information (Continued)

Selected segment financial information and reconciliation of reported operating income by segment to income before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
North American Lab	$492.5	$490.0	$1,485.0	$1,430.4
European Lab	270.6	264.4	821.1	814.4
Science Education	54.5	57.6	122.3	116.1
Total	$817.6	$812.0	$2,428.4	$2,360.9
Operating Income
North American Lab	$27.8	$28.7	$84.4	$63.0
European Lab	14.6	7.1	43.3	28.6
Science Education	12.3	11.5	18.6	13.5
Total	54.7	47.3	146.3	105.1
Interest income	(2.1)	(0.8)	(4.9)	(1.8)
Interest expense	30.0	27.1	86.9	78.8
Other (income) expense, net	(0.1)	(1.3)	0.3	(3.1)
Income before income taxes	$26.9	$22.3	$64.0	$31.2

(12) Subsequent Event

On October 2, 2006, the Company announced the acquisition of Sino Chemical Company (Pte.) Limited (“Sino”). Sino is located in Singapore and distributes laboratory chemicals, equipment and consumables. This acquisition is not expected to have a material impact on the financial position or results of operations of the Company for 2006.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our net sales are derived primarily from the sale of scientific supplies, including laboratory supplies, research chemicals, equipment, and to a lesser extent laboratory furniture and services, which are recorded on a gross basis. Freight costs that are billed to our customers are also included in net sales.

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

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab, and Science Education. Both the North American Lab and European Lab segments distribute scientific supplies to customers in the pharmaceutical, biotechnology, chemical, technology, and food processing industries; governmental agencies; colleges and universities; and environmental organizations. Science Education manufactures and distributes scientific supplies and specialized kits principally to primary and secondary schools in North America.

Seasonality

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. This stronger quarterly performance is a result of schools purchasing supplies in preparation for the beginning of the new school year. Quarterly net sales are also influenced by the number of shipping days in a given fiscal period.

Acquisitions

We acquired AGB Scientific Ltd. (“AGB”) and Advanced Instruments Sales & Service, Inc. (“AI”) on April 1, 2005 and Technical Service Lab B.V. (“TSL”) on July 1, 2005. The results of AGB and TSL have been included in the European Lab segment and the results of AI have been included in the North American Lab segment from the date of the acquisitions.

On October 2, 2006, the Company announced the acquisition of Sino Chemical Company (Pte.) Limited (“Sino”). Sino is located in Singapore and distributes laboratory chemicals, equipment and consumables. This acquisition is not expected to have a material impact on the financial position or results of operations of the Company for 2006.

Restructuring

Since the Acquisition on April 7, 2004, we have initiated various restructuring activities designed to reduce operating costs and improve our operating and administrative capabilities. We recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe primarily due to the reorganization of our European sales and marketing functions. In early 2005, we recorded additional restructuring accruals of $24.5 million, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Throughout 2005, the Company recorded various restructuring charges in response to relatively static market conditions and implemented reductions in force and other cost containment measures that did not qualify as acquisition costs. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million for the year ended December 31, 2005. For the three months ended September 30, 2005 we recorded $0.5 million of such charges related to North American Lab programs and $3.8 million related to European Lab programs. For the nine months ended September 30, 2005 we recorded $4.4 million of such charges related to North American Lab programs and $7.1 million related to European Lab programs.

These programs are complete and no such charges have been recorded in 2006. During the nine months ended September 30, 2006 we reversed $1.0 million of excess accruals related to North American Lab programs.

Constant Currency Analysis

We maintain operations primarily in North America and in Europe. Approximately 41% of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” disclosures in the following discussion and analysis to quantify the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that this calculation is a useful measure, indicating true operating performance. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our financial position.

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

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
North American Lab	$492.5	0.5%	$490.0	$1,485.0	3.8%	$1,430.4
European Lab	270.6	2.3%	264.4	821.1	0.8%	814.4
Science Education	54.5	(5.4)%	57.6	122.3	5.3%	116.1
Total	$817.6	0.7%	$812.0	$2,428.4	2.9%	$2,360.9

Net sales for the three and nine months ended September 30, 2006 increased $5.6 million and $67.5 million, respectively, over the comparable periods of 2005. Foreign currency favorably impacted net sales by $14.8 million for the three months ended September 30, 2006. Foreign currency unfavorably impacted net sales by $2.2 million and the acquisitions of AGB, AI and TSL favorably impacted net sales by $12.5 million for the nine months ended September 30, 2006. Excluding these effects, net sales decreased 1.1% and increased 2.4%, respectively, from the comparable periods of 2005.

Net sales in the North American Lab segment for the three and nine months ended September 30, 2006 increased $2.5 million and $54.6 million, respectively, over the comparable periods of 2005. Foreign currency changes accounted for $3.2 million and $11.3 million of the increase for the three and nine months ended September 30, 2006, respectively. The acquisition of AI favorably impacted net sales by $3.4 million for the nine months ended September 30, 2006. Excluding these effects, net sales decreased 0.1% and increased 2.8%, respectively, from the comparable periods of 2005. The decrease for the three months ended September 30, 2006 is a result of one less shipping day, partially offset by improved pricing. The increase for the nine months ended September 30, 2006 primarily reflects improvements in product pricing. For the nine months ended September 30, 2006, our net sales to customers in the pharmaceutical industry experienced low-single digit growth and our net sales to customers in the biotechnology and industrial industries achieved mid-single digit growth. These increases were offset by declines in net sales to our education customers.

Net sales in the European Lab segment for the three and nine months ended September 30, 2006 increased $6.2 million and $6.7 million, respectively, from the comparable periods of 2005. Foreign currency favorably impacted net sales by $11.6 million for the three months ended September 30 2006. Foreign currency unfavorably impacted net sales by $13.5 million and the acquisitions of AGB and TSL favorably impacted net sales by $9.1 million for the nine months ended September 30, 2006. Excluding these effects, net sales decreased 2.0% and increased 1.4%, respectively, from the comparable periods of 2005. The decrease for the three months ended September 30, 2006 is primarily a result of one less shipping day. The increase for the nine months ended September 30, 2006 reflects improvements in product pricing. For the nine months ended September 30, 2006, our net sales to our bio-pharmaceutical and industrial customers experienced low-single digit growth. These increases were partially offset by declines in net sales to our education, reseller and clinical customers.

Net sales in the Science Education segment for the three and nine months ended September 30, 2006 decreased $3.1 million or 5.4% and increased $6.2 million or 5.3%, respectively, over the comparable periods of 2005. The decrease for the three months ended September 30, 2006 is a result of a decrease in net sales to our direct education customers, partially offset by an increase in net sales to our publisher customers. The increase for the nine months ended September 30, 2006 is primarily a result of growth in net sales to our publisher customers and partially due to growth in net sales to our direct education customers, including the fulfillment of a large international order.

Gross Profit

The following table presents gross profit for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profit	$223.6	$209.6	$657.1	$603.1
Percentage of net sales (gross margin)	27.3%	25.8%	27.1%	25.5%

Gross profit for the three and nine months ended September 30, 2006 increased $14.0 million and $54.0 million, respectively, over the comparable periods of 2005. Foreign currency favorably impacted gross profit by $4.3 million for the three months ended September 30, 2006. Foreign currency unfavorably impacted gross profit by $1.5 million and the acquisitions of AGB, AI and TSL favorably impacted gross profit by $4.7 million for the nine months ended September 30, 2006. Excluding these effects, gross profit increased $9.7 million or 4.6% and $50.8 million or 8.4% from the comparable periods of 2005 as a result of the improved pricing discussed above. Our gross margin percentages improved in each of our segments over the comparable periods of 2005. The increases in North American Lab and European Lab are primarily a result of favorable pricing, better mix and improved recovery of freight costs. The increases in Science Education are primarily a result of improved pricing, partially offset by increased international net sales, which generate somewhat lower margins.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$168.9	$158.0	$511.8	$486.5
Percentage of net sales	20.7%	19.5%	21.1%	20.6%

SG&A for the three and nine months ended September 30, 2006 increased $10.9 million and $25.3 million, respectively, over the comparable periods of 2005. Foreign currency increased SG&A by $3.4 million for the three months ended September 30, 2006. Foreign currency favorably impacted SG&A by $2.0 million and the acquisitions of AGB, AI and TSL increased SG&A by $4.4 million for the nine months ended September 30, 2006. Excluding these effects, SG&A increased $7.5 million or 4.7% and $22.9 million or 4.7% from the comparable periods of 2005.

Charges related to stock-based compensation, including the adoption of SFAS 123R and the special bonus of $2.2 million, in 2006 have increased SG&A by $2.6 million and $4.8 million for the three and nine months ended September 30, 2006, respectively. Other factors contributing to the increases include inflation, increased information technology and Sarbanes-Oxley compliance costs of approximately $1.7 million and $5.9 million for the three and nine months ended September 30, 2006, respectively, and investments in our sourcing function and our BioSciences business.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
North American Lab	$27.8	5.6%	$28.7	5.9%	$84.4	5.7%	$63.0	4.4%
European Lab	14.6	5.4%	7.1	2.7%	43.3	5.3%	28.6	3.5%
Science Education	12.3	22.6%	11.5	20.0%	18.6	15.2%	13.5	11.6%
Total	$54.7	6.7%	$47.3	5.8%	$146.3	6.0%	$105.1	4.5%

Operating income for the three and nine months ended September 30, 2006 increased $7.4 million and $41.2 million, respectively, over the comparable periods of 2005. Several factors affect the comparability of the year-over-year increase in operating performance. Operating income was adversely impacted in 2005 by restructuring charges of $4.3 million and $11.5 million for the three and nine months ended September 30, 2005, respectively. In the nine months ended September 30, 2006 we recorded reductions to the previously established restructuring reserves of $1.0 million. The acquisitions favorably impacted operating income by $0.3 million for the nine months ended September 30, 2006. Foreign currency favorably impacted operating income by $0.9 million and $0.5 million for the three and nine months ended September 30, 2006, respectively. Excluding these effects, operating income increased $2.2 million or 4.3% and $27.9 million or 23.9% from the comparable periods of 2005. The increase for the three months ended September 30, 2006 was the result of a gross profit increase of $9.7 million, partially offset by an SG&A increase of $7.5 million. The increase for the nine months ended September 30, 2006 was the result of a gross profit increase of $50.8 million, partially offset by an SG&A increase of $22.9 million.

Operating income in the North American Lab segment decreased $0.9 million and increased $21.4 million for the three and nine months ended September 30, 2006, respectively, from the comparable periods of 2005. Operating income was adversely impacted in 2005 by restructuring charges of $0.5 million and $4.4 million for the three and nine months ended September 30, 2005, respectively. In the nine months ended September 30, 2006 we recorded reductions to the previously established restructuring reserves of $1.0 million. Foreign currency favorably impacted operating income by $0.3 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. The acquisition of AI unfavorably impacted operating income by $0.2 million for the nine months ended September 30, 2006. Excluding these effects, operating income decreased $1.7 million or 5.8% and increased $15.2 million or 22.6% from the comparable periods of 2005. The decrease for the three months ended September 30, 2006 was the result of an SG&A increase of $9.5 million, which includes charges for stock-based compensation of $2.2 million and increased information technology and Sarbanes-Oxley compliance costs of approximately $1.7 million. This decrease is partially offset by a gross profit increase of $7.8 million. The increase for the nine months ended September 30, 2006 was the result of a gross profit increase of $34.4 million, partially offset by an SG&A increase of $19.2 million, which includes charges for stock-based compensation of $4.1 million and increased information technology and Sarbanes-Oxley compliance costs of approximately $5.9 million.

Operating income in the European Lab segment for the three and nine months ended September 30, 2006 increased $7.5 million and $14.7 million, respectively, over the comparable periods of 2005. Operating income was adversely impacted in 2005 by restructuring charges of $3.8 million and $7.1 million for the three and nine months ended September 30, 2005, respectively. The acquisitions of AGB and TSL favorably impacted operating income by $0.5 million for the nine months ended September 30, 2006.

Foreign currency favorably impacted operating income by $0.6 million for the three months ended September 30, 2006 and unfavorably impacted operating income by $0.5 million for the nine months ended September 30, 2006. Excluding these effects, operating income increased $3.1 million or 28.4% and $7.6 million or 21.3% from the comparable periods of 2005. The increase for the three months ended September 30, 2006 was the result of a gross profit increase of $1.8 million and an SG&A decrease of $1.3 million. The increase for the nine months ended September 30, 2006 was the result of a gross profit increase of $11.6 million, partially offset by an SG&A increase of $4.0 million.

Operating income in the Science Education segment for the three and nine months ended September 30, 2006 increased $0.8 million and $5.1 million, respectively, over the comparable periods of 2005. The increase for the three months ended September 30, 2006 was the result of a gross profit increase of $0.1 million and an SG&A decrease of $0.7 million. The increase for the nine months ended September 30, 2006 was the result of a gross profit increase of $4.8 million and an SG&A decrease of $0.3 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three and nine months ended September 30, 2006 increased to $27.9 million and $82.0 million, respectively, from $26.3 million and $77.0 million for the comparable periods of 2005. The increases in 2006 are due to higher variable interest rates on the Senior Secured Credit Facility term loans, partially offset by decreased amounts outstanding under the Senior Secured Credit Facility term loans as a result of a $44.5 million prepayment made in March 2006 and increased interest income earned on our cash and cash equivalents due to higher interest rates.

Other (income) expense, net

Other income, net was ($0.1) million for the three months ended September 30, 2006, compared to ($1.3) million for the comparable period of 2005. Other expense, net was $0.3 million for the nine months ended September 30, 2006, compared to other income, net of ($3.1) million for the comparable period of 2005. Other expense, net for the nine months ended September 30, 2006 includes a net exchange loss of $0.7 million. Other income, net includes net exchange gains of ($1.3) million and ($2.8) million for the three and nine months ended September 30, 2005, respectively.

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2006 was 41.9% and 37.5%, respectively, compared to 44.8% and 43.5% for the comparable periods of 2005. The 2006 effective tax rates are lower as a result of reduction of certain deferred tax liabilities of $1.3 million as a consequence of reduced future foreign tax rates in Canada recorded in the second quarter of 2006, which are partially offset by the unfavorable impact of provision-to-return and other adjustments of $0.4 million related to final 2005 tax returns. The 2005 effective tax rates were adversely impacted by losses and related valuation allowances associated with our operations in France and a valuation allowance for U.S. foreign tax credits. In 2006, we do not anticipate such significant unfavorable impacts.

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

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures and amounts due on our debt obligations. Liquidity and capital resource needs are met through cash flows from operations and borrowings under the Senior Secured Credit Facility, as required.

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

Working capital, excluding cash and debt, was $240.6 million and $229.9 million at September 30, 2006 and December 31, 2005, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 51.6 days and 48.2 days for the quarterly periods ended September 30, 2006 and December 31, 2005, respectively. Trade receivables are higher in Europe due to the extended payment practices in several of the countries in which we operate. In addition, our trade receivables tend to increase during the summer months in Europe and in the third quarter for our Science Education segment, which has higher net sales in that quarter.

Inventories.   Days supply of inventory were 37.8 days and 43.1 days for the quarterly periods ended September 30, 2006 and December 31, 2005, respectively. The improvement is due to focused efforts to reduce our inventories on hand.

Accounts Payable.   Days payables outstanding were 54.1 days and 59.1 days for the quarterly periods ended September 30, 2006 and December 31, 2005, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months Ended September 30,
	2006	2005
Cash flow from operations, excluding working capital	$105.0	$77.5
Cash flow from working capital changes, net	30.2	(63.3)
Cash flow from operations	$135.2	$14.2

We generated $135.2 million of cash flow from operations during the nine months ended September 30, 2006 compared to $14.2 million during the comparable period of 2005. The increase in cash flow from operations is primarily the result of increased net income, improved management of trade accounts receivable and inventories, reduced cash payments for restructuring charges, increased taxes payable due to increased net income, and higher cash flows from certain other working capital changes. These increases are partially offset by decreased cash flows due to lower accounts payable increases in the current period.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 2006 compared to $57.5 million for the comparable period of 2005. This decrease is mainly due to the $44.5 million of investments to acquire businesses in 2005.

Net cash used in financing activities was $147.8 million for the nine months ended September 30, 2006 compared to cash used in financing activities of $12.3 million for the comparable period of 2005. This increase is primarily a result of increased net debt payments of $97.2 million, which includes the $44.5 million and $60.0 million principal payments on the Senior Secured Credit Facility, discussed below, and a larger decrease in bank checks outstanding of $41.6 million due primarily to the timing of vendor payments.

Under the credit agreement for the Senior Secured Credit Facility, beginning in 2006, VWR’s Excess Cash Flow net of any voluntary principal prepayments (as defined in the credit agreement) from the prior year is required to be used to prepay credit agreement debt. On March 31, 2006, VWR prepaid $44.5 million on the Senior Secured Credit Facility term loans as required by the Excess Cash Flow provisions. In September 2006, VWR made a $60.0 million voluntary principal prepayment on the Senior Secured Credit Facility term loans.

Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of September 30, 2006, we had $104.7 million of cash and cash equivalents on hand.

As of September 30, 2006, we had outstanding indebtedness of $1,323.4 million, which consists primarily of $520.0 million aggregate principal amount of the VWR Notes, $354.4 million of accreted value of the Senior Discount Notes, a $307.1 million U.S. dollar-denominated term loan, and a $136.1 million Euro-denominated term loan.

Indebtedness

Senior Secured Credit Facility.   The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount outstanding at September 30, 2006 of €107.3 million (approximately $136.1 million on a U.S. dollar equivalent basis as of September 30, 2006), (2) a term loan facility denominated in U.S. dollars in an aggregate principal amount outstanding at September 30, 2006 of $307.1 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (including standby and commercial letters of credit) outstanding at any time. As of September 30, 2006, there were no outstanding borrowings under the multi-currency revolving credit facility. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes of the borrower and its subsidiaries. As of September 30, 2006, we had $9.5 million of undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility was $140.5 million.

VWR Notes.   The 6 7/8% senior notes and 8% senior subordinated notes mature on April 15, 2012 and April 15, 2014, respectively, in aggregate principal amounts of $200.0 million and $320.0 million, respectively. The indentures governing the VWR Notes contain certain covenants that limit VWR’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. The indentures also require VWR to maintain certain financial covenants, including a specified debt to Consolidated EBITDA leverage ratio and a specified Consolidated EBITDA to interest expense coverage ratio. At September 30, 2006, VWR was in compliance with all such covenants.

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

No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue on the notes and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent funds are available for distribution by our subsidiaries to us (net of applicable taxes and expenses) under specified provisions of the indentures governing the VWR Notes and applicable law. As of September 30, 2006, the accreted value of the Senior Discount Notes was $354.4 million. VWR does not guarantee the obligations under the Senior Discount Notes.

The indenture for the Senior Discount Notes contains covenants that, among other things, limit the amount of additional indebtedness we may incur, pay cash dividends, sell assets and subsidiary stock, enter into transactions with affiliates, place liens on assets, and make certain other payments. At September 30, 2006, the Company was in compliance with all covenants. The terms of the Senior Secured Credit Facility and the indentures governing the VWR Notes significantly restrict VWR from making distributions and otherwise transferring assets to us.

European Subsidiaries.   Our European subsidiaries operate without formal agreements with foreign banks. There are no existing financial covenants related to the bank loans to these subsidiaries.

Credit Agreement Financial Covenants; Credit Agreement EBITDA

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, VWR’s compliance with the financial covenants that limit VWR’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those terms are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. VWR was in compliance with these financial covenants as of September 30, 2006.

Credit Agreement EBITDA as presented herein is a VWR financial performance measure that is used in the credit agreement for the Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used. Credit Agreement EBITDA generally is defined as consolidated income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends from VWR to CDRV Holdings, Inc.

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

The following table presents a calculation of VWR’s Credit Agreement EBITDA for the twelve months ended September 30, 2006 (dollars in millions):

(Unaudited)
Income before cumulative effect of a change in accounting principle(1)	$65.7
Income tax provision(1)	42.1
Interest expense, net(1)	77.1
Depreciation and amortization(1)	34.2
Non-cash charges(2)	11.3
Other extraordinary, unusual or non-recurring items(3)	10.3
Credit Agreement EBITDA	$240.7

(1)          These amounts include the four quarters during the twelve months ended September 30, 2006 as reported in the respective Form 10-Q or Form 10-K.

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

The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Interest Expense Ratio Not Less Than
December 31, 2005–December 30, 2006	7.0 to 1.0	1.9 to 1.0
December 31, 2006–December 30, 2007	6.5 to 1.0	2.0 to 1.0
December 31, 2007–December 30, 2008	6.0 to 1.0	2.1 to 1.0
December 31, 2008–December 30, 2009	5.5 to 1.0	2.2 to 1.0
December 31, 2009–December 30, 2010	5.0 to 1.0	2.3 to 1.0
December 31, 2010 and thereafter	5.0 to 1.0	2.4 to 1.0

The table below sets forth VWR’s specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the twelve months ended September 30, 2006:

(Unaudited)
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.0 to 1.0
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.4 to 1.0

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct.

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

•       increased competition from other companies in our industry and our ability to retain or increase our market shares in the principal geographical areas in which we operate; and

•       our ability to generate sufficient funds to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in our annual report on Form 10-K for the year ended December 31, 2005, for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of September 30, 2006.

Item 4—Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2006.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we closed an offering with our President and Chief Executive Officer for the purchase of 4,201 shares at $119.00 per share for a total purchase price of $499,919 and issued 2,900 shares to two individuals that exercised vested options for a total purchase price of $146,508. These shares were offered and sold in the United States under an exemption from registration provided by Rule 701 under the Securities Act and available exemptions under state law and in jurisdictions outside of the United States under available exemptions from registration provided by the laws of such jurisdictions.

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
10.1	CDRV Investors, Inc. Stock Incentive Plan, Amended and Restated as of September 20, 2006.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDRV INVESTORS, INC.
	By:	/s/ GREGORY L. COWAN
	Name:	Gregory L. Cowan
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
November 14, 2006