Form 10-K
period 2006-12-31
CDRV Investors, Inc.
filed 2007-03-30
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For to the transition period from to

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

As of December 31, 2006, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at March 16, 2007 was 5,802,312.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this Form 10-K, unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” mean CDRV Investors, Inc. and its consolidated subsidiaries. CDRV Investors, Inc. is the direct parent company of CDRV Investment Holdings Corporation and the ultimate parent company of VWR International, Inc. (“VWR”).

i

PART I

ITEM 1.                BUSINESS

Overview

We are a leader in the global laboratory supply industry. We provide distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers. Our business is highly diversified across products and services, geographic regions and customer segments. Products we distribute include chemicals, glassware, instruments, protective clothing and other assorted laboratory products. We also provide certain services to some of our customers, which are primarily comprised of technical services, on-site storeroom services, warehousing and furniture design, supply and installation. We maintain operations in more than 20 countries and process an average of 52,000 order lines daily from 20 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies, universities and research institutes, governmental agencies, environmental organizations, and primary and secondary schools.

The roots of our business date back to 1852. Following a series of business combinations, VWR became part of Univar Corporation. In 1986, VWR became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program, which included internal growth initiatives as well as acquisitions. VWR’s most significant acquisition occurred in 1995 when it purchased Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of VWR’s outstanding shares and, in 1999, Merck KGaA took VWR private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the two businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global laboratory supply industry.

On April 7, 2004, VWR was acquired from Merck KGaA by our wholly-owned subsidiary, CDRV Holdings, Inc. (the “Acquisition”). In connection with the Acquisition, VWR issued $200.0 million of senior notes due 2012 and $320.0 million of senior subordinated notes due 2014 (the “VWR Notes”) and entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $150.0 million multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan. The term loans were initially $415.0 million and €145.0 million in principal amount, respectively, which have been subsequently reduced through prepayments in July 2004, March 2006 and September 2006 to $307.1 million and €107.3 million (approximately $141.6 million as of December 31, 2006, on a U.S. dollar equivalent basis), respectively.

On December 16, 2004, we issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9 5/8% senior discount notes due 2015 (“Senior Discount Notes”). In addition, on December 14, 2006, we issued $350.0 million of senior floating rate notes due 2011 (“Senior Floating Rate Notes”). In connection with various transactions involving the issuance of the Senior Floating Rate Notes, we formed a new wholly-owned subsidiary, CDRV Investment Holdings Corporation, which assumed the obligations under the Senior Discount Notes in December 2006. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” for more information. Neither VWR nor CDRV Investment Holdings Corporation guarantees our obligations under the Senior Floating Rate Notes, but we guarantee CDRV Investment Holdings Corporation’s obligations under the Senior Discount Notes on an unsecured senior subordinated basis.

In 2004 and 2005, we executed restructuring programs in Europe and North America. In Europe, operations primarily in France, Germany and the UK were rationalized, and in North America, certain parts of our headquarters and field operations functions were restructured. A significant portion of our realized cost savings over the last two years has been re-invested in the business in four primary areas:  (1) corporate functions, including finance, internal audit and legal, (2) category management, including global sourcing, (3) sales force / specialist additions and (4) strategic acquisitions in Ireland, the Netherlands, Puerto Rico and Singapore.

We report our financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”), and Science Education. In addition, we have small, but growing, Asia Pacific operations, which for purposes of external reporting, is embedded within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America. See Note 18 under “Item 8—Financial Statements and Supplementary Data” for further information about our business segments.

Customers and Markets

Industry trade associations estimate that the 2006 industry-wide revenues of the global laboratory supply industry in which our North American Lab and European Lab segments primarily operate were approximately $27 billion. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified collection of end-users, and we expect that results may vary by type of end-user.

In relation to our Science Education segment, we estimate that the 2006 sales of scientific supplies to primary and secondary schools in North America were approximately $600 million. Industry sales levels are subject to fluctuations driven by changes in state and local government funding, the timing of the state-by-state new textbook adoption cycle and population changes. Accordingly, our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school purchases of supplies in preparation for the beginning of the new school year.

We maintain a highly fragmented and stable customer base across a diversified array of end users and geographies. Our customers include major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools. While we serve our customers locally through our operations in North America, Europe and Asia Pacific, we also export products from these locations to customers in Central America, South America, British Commonwealth countries, Africa, the Middle East and the Pacific Rim. See Note 18 under “Item 8—Financial Statements and Supplementary Data” for further information about our geographic regions.

We seek to be the principal provider of scientific supplies to our customer base. We are a principal provider of scientific supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 35% of our 2006 net sales, and together with universities and colleges, accounted for approximately 47% of our 2006 net sales. In 2006, our top 20 customers accounted for approximately 22% of our net sales, with no single customer representing more than 3% of our net sales.

We also provide certain services to some of our customers, which are primarily comprised of technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Service revenues represent only a small part of our business.

Products

We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory consumables, production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research laboratories and represented approximately 75% of our net sales in 2004, 2005 and 2006. We also offer durable products, including centrifuges, fume hoods and workstations, ovens, microscopes and cold storage equipment.

The following table summarizes our product lines:

Line	Products
General Laboratory Supplies

Disposable laboratory products, including plasticware, glassware, liquid handling products and general supplies. Products are primarily used in research and development and all areas of test and measurement. Examples are bottles, vials, petri dishes, multi-well plates, tubes, beakers, flasks, cylinders, pipettors, pipet tips, shippers, stir bars, timers, slides and various apparatus. Among other uses, general laboratory supplies are used to transport, store, grow, filter and observe cellular and microbiological products.

Chemicals

Includes acids, solvents, salts, bases, solutions, buffers, standards, dyes, stains, organics and inorganics that are used in customer research and development, analytical testing and pharma production applications. All products classified as chemicals have a chemical formula component per the American Chemical Society classification and have been designated by regulation as requiring Material Safety Data Sheets when shipped and sold.

Equipment/ Instrumentation/
Furniture

Includes all storage and testing “capital goods purchased” products used in research and development and testing. Equipment includes electrically powered products such as freezers, refrigerators, incubators, ovens, hot plates, stirrers, shakers, pumps, water systems, circulators, chillers, heat blocks and autoclaves. Instruments include electrically powered test and measurement devices such as balances, pH meters, centrifuges, spectrophotometers, readers, titrators, refractometers and microscopes. Furniture includes cabinets, work stations, shelves, sinks, eye-wash stations and chairs.

Production Supplies and
Safety

Disposable products that are used to protect products from being contaminated by employees in “cleanroom” operations and to protect employees’ health from the products that they use in laboratory research, testing and production operations. Production supplies and safety products include disposable apparel, gloves, face masks, eye protection, environmental monitoring and detecting products, ergonomic products, wipers, disinfectants and cleaners.

Life Science Supplies

Includes consumable biologicals such as microbiology media, molecular biology reagents, cell culture media, cell culture serum, electrophoresis reagents, PCR reagents, restriction enzymes and antibodies. All products classified as life science supplies are used by customers in biological research and development, QA/QC testing and BioPharma production applications. Life sciences supplies are used to grow, stop the growth, preserve and separate cellular, molecular and microbiological items of interest.

Science Education	Includes educational supplies, products, specimens, specialized science kits and support products.
Other	Technical and site services and third-party procurement and distribution of other non-core products.

We distribute products sourced from a wide array of manufacturers and are a primary distributor for a variety of major manufacturers. We offer customers a large selection of products designed to meet their individual needs for a combination of premium, “value-for-money” and lower-cost products. Approximately 86% of our current global net sales consist of branded products, with the remainder comprised of private label products, primarily in the “value-for-money” category.

Services

We offer a variety of services to customers ranging from single-site laboratories and / or production facilities to large multinational corporations with multiple locations. These services cover a broad range of customer needs and include:

•       Technical Services—Validation and calibration services for various pieces of laboratory equipment and instrumentation; and

•       Laboratory Design and Installation—Design, supply and installation of laboratory fixtures and furniture (cabinetry, workstations, fume hoods) for new lab construction and renovations; and

•       Site Services—Provision of various on-site services including storeroom management, product delivery, usage tracking, order replenishment and billing through use of our on-site personnel, storeroom management systems, hazardous materials tracking and third-party procurement services.

Recent acquisitions by the Company have had a strong service focus. In April 2005, we acquired both AGB Scientific Ltd. (“AGB”) in Ireland and Advanced Instruments Sales & Service, Inc. (“AI”) in Puerto Rico. Both of these businesses have the leading technical services platform in their respective geographies for laboratory equipment and instrumentation including calibration and validation services. In mid-2005, we also acquired Technical Service Lab B.V. (“TSL”) in the Netherlands. TSL is a leading service provider in the Netherlands and Belgium for the calibration of small pieces of lab equipment. Our services strategy is to augment our strong distribution platform with symbiotic services businesses to create profitable growth opportunities.

Distribution Network

Our distribution network consists of 20 strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. The distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders.

Customer contact centers have responsibility for order entry and customer service. We also contract with Merck KGaA and other third parties to ship products directly to our customers based on our instructions.

The table below lists our 20 strategically located distribution centers:

North America	Europe & Asia Pacific
Batavia, Illinois	Briare, France
Bridgeport, New Jersey	Bruchsal, Germany
Brisbane, California	Darmstadt, Germany
Buffalo, New York	Dublin, Ireland
Denver, Colorado	Haasrode, Belgium
Manati, Puerto Rico	Karlskoga, Sweden
Mexico City, Mexico	Lutterworth, United Kingdom
Mississauga, Ontario, Canada	Milan, Italy
Rochester, New York	Mollet del Valles, Spain
Suwanee, Georgia	Singapore

Our distribution centers are operated with warehouse management systems, most of which are paperless. The paperless system uses radio frequency hand-held electronic devices and bar-coded labels that identify location, routing and inventory picking and replacement, allowing us to monitor inventory and track individual customer orders throughout our distribution system. These systems provide high levels of customer service while allowing us to operate the centers efficiently and economically.

Our regional service centers are adjacent to selected customer locations and are designed to supply a limited number of products to those customers that require this level of service. We also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly.

Orders can be placed by a variety of means, including by telephone and the Internet. We employ sophisticated telephone and software technology to manage calls from customers. In many distribution centers, incoming calls are automatically routed to a customer contact center and the customer service representative that can most efficiently respond to a customer inquiry or order; detailed customer information is then automatically provided to the customer service representative taking the call.

We ship products primarily through third-party carriers, such as UPS, DHL, FedEx and others.

Sales and Marketing

We market to customers through our global sales force, our websites, and our library of catalogs. We have a global sales, sales support, customer service, marketing and category management force of over 2,900 employees around the world. Supporting the field sales organization are specialist groups for e-business integrations, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.

The Internet has become an increasingly important tool for us. During 2006, approximately 30% of our net sales were derived from e-business sales and marketing channels. Our website features a fully indexed and searchable catalog covering our entire product line, is available in 11 languages and has been custom-designed for 20 countries. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in a variety of different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.

In addition to our websites, we have, as part of our integrated business services capability, a growing e-business capability that covers order creation, authorization, status, billing and reporting. These capabilities provide direct data transfer to customers’ systems and integration with third-party marketplaces used by some of our customers.

We also provide printed catalogs and other printed materials. Our general catalogs are printed in 11 languages and include up to 47,000 products per issue. The general catalogs are supplemented by several specialty catalogs for specific product lines.

Suppliers

We distribute products from a wide range of manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. We are also a key distributor of Merck KGaA’s chemical products in the laboratory field in many Western European countries. Merck KGaA supplied products accounted for approximately 13% of our net sales in 2006. This represents approximately 7% and 25% of our North American Lab and European Lab net sales, respectively. Our distribution arrangements with Merck KGaA were entered into at the time of the Acquisition and are summarized below.

Merck KGaA European Distribution Agreement.   In connection with the Acquisition, we entered into a European distribution agreement with Merck KGaA. The purchase prices and purchase targets included in the distribution agreement are agreed upon annually, taking into account market, economic and regulatory developments or reasonably foreseeable extraordinary events that are likely to have an impact on the industry pricing or sales growth in relevant products and market segments.

The initial term of the agreement is five years. We may extend the agreement for a second five-year term if we satisfy certain conditions, including annual purchase targets which, to date, we have exceeded. Merck KGaA has the right to terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain Merck KGaA competitors, or certain Merck KGaA competitors acquire a controlling interest in us.

Other Merck KGaA Distribution Agreements.   In connection with the Acquisition, we entered into a five-year distribution agreement with Merck KGaA to distribute certain chemical products in North America. The agreement automatically extends for a second five-year term unless either party submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the distribution agreement if certain events occur, including, among others, if we acquire a controlling interest in certain competitive manufacturers.

In connection with the Acquisition, we also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. In addition, we entered into a supply agreement with Merck KGaA, pursuant to which it agreed to continue to manufacture certain of our private label products for an initial period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. During 2005, this agreement was extended through December 31, 2007.

Manufacturing

We have specialized manufacturing facilities in Briare, France; Haasrode, Belgium; Buffalo, New York and Rochester, New York. The Briare site repackages chemicals and a limited assortment of our branded glassware and also produces certain of our branded chemicals. The Haasrode site also produces our branded chemicals. Our facility in Buffalo, New York assembles specialized kits for our science education customers. The Rochester site is involved in the preparation of educational and natural science products. Products manufactured by us accounted for approximately 3% of our net sales in 2006.

Information Technology and Other Services

Prior to the Acquisition, we and Merck KGaA had historically performed certain information technology functions for each other. In order to maintain continuous and efficient operations, effective as of April 7, 2004, we entered into an information services master agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. We and Merck KGaA have continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement has an initial five-year term and will expire in April 2009, although individual services may be terminated during this term following a notice period. The Company continues to depend on Merck KGaA to host certain enterprise systems, fulfill hardware support requirements and conduct related information technology functions, such as data archival.

Merck KGaA may terminate the information services master agreement if certain events occur including, among others, if we acquire a controlling interest in certain competitive manufacturers, or if certain Merck KGaA competitors acquire a controlling interest in us.

Under the terms of an agreement that expires on December 31, 2007, Merck KGaA continues to provide logistics services to certain of our subsidiaries. Unless earlier terminated following a notice period, such logistics service arrangements will be automatically renewed for an additional three years.

Certain subsidiaries of Merck KGaA and certain of our subsidiaries have continued to lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing contracts with Merck KGaA have also remained in place since the Acquisition.

Trademarks and Trade Names

We have more than 50 different registered and unregistered trademarks and service marks for our products and services. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

A significant number of our marks were owned by Merck KGaA. In connection with the Acquisition, Merck KGaA agreed that it would transfer, and cause its affiliates to transfer, to us, the ownership of registrations and applications for marks owned by a Merck KGaA entity but used primarily in our business. Substantially all of such transfers have been made. We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

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

Competition

We operate in a highly competitive environment. We compete in the laboratory supplies distribution business primarily with two other major distributors, Thermo Fisher Scientific Inc. and Sigma Aldrich Corporation. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. We believe we compete effectively on all of these factors.

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

Government Regulation

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “—Environmental, Health and Safety Matters.”

Employees

As of December 31, 2006, we had approximately 6,300 employees, including approximately 3,600 employees in North America and approximately 2,700 employees in Europe. As of December 31, 2006, approximately 6% of our employees in North America are represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

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

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

Available Information

We file or furnish annual and quarterly reports and other information with or to the SEC. You may read and copy any documents we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

You may also access our press releases, financial information and reports filed with or furnished to the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) online at www.vwr.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

Risk Related to Our Capital Structure

We have substantial existing debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

As of December 31, 2006, we had an aggregate principal amount of debt outstanding of $1,687.6 million.

The agreements governing our debt permit us to incur or guarantee additional indebtedness, including indebtedness under the Senior Secured Credit Facility, subject to specified limitations. We have additional borrowing capacity on a revolving credit basis under the Senior Secured Credit Facility of $140.5 million as of December 31, 2006, which these limitations permit us to incur. We may incur substantial additional debt in the future.

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

The Company is the sole obligor under the Senior Floating Rate Notes and guarantees the obligations under the Senior Discount Notes of CDRV Investment Holdings Corporation on an unsecured senior subordinated basis. As holding companies, neither the Company nor CDRV Investment Holdings Corporation has independent operations or material assets other than our ownership of the common stock of our respective subsidiaries and we both depend entirely on cash from our subsidiaries to satisfy our debt obligations. The Company’s and CDRV Investment Holdings Corporation’s subsidiaries do not guarantee the respective obligations under the Senior Floating Rate Notes and Senior Discount Notes and do not have any obligation with respect to these debt obligations. The Senior Floating Rate Notes and Senior Discount Notes are structurally subordinated to the debt and liabilities of our existing and future subsidiaries, including borrowings under the Senior Secured Credit Facility and the VWR Notes. The debt obligations of our subsidiaries significantly restrict our ability to pay cash interest on the Senior Floating Rate Notes.

The agreements and instruments governing our debt contain certain restrictions and limitations that could significantly impact our ability to operate our business.

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

•       market cyclicality;

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

Risk Related to Our Business

A significant stockholder controls our business and its interests may not be in line with yours.

As of March 16, 2007, Clayton, Dubilier & Rice Fund VI Limited Partnership (“CD&R Fund VI”) is a significant stockholder that beneficially owns approximately 70.3% of our outstanding common stock and exercises control over matters requiring stockholders’ approval and control over our policies and affairs. It has the right to nominate for election all members of our Board of Directors. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages CD&R Fund VI, provides us with financial advisory and management consulting services. See “Item 13—Certain Relationships, Related Transactions and Director Independence.” We have not instituted any formal plans to address any conflicts of interest that may arise.

The demand for our products depends on the level of our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, education, chemical, technology, food processing, consumer products and other industries. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. In addition, some companies have shifted toward outsourcing research, development and production activities overseas. We are expanding into the Asia Pacific region to address this trend, although there is no assurance that we will not experience an adverse impact in the future.

We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

We compete globally with two other major distributors, Thermo Fisher Scientific Inc. and Sigma Aldrich Corporation, as well as many smaller regional, local and specialty distributors, and with manufacturers selling directly to their customers. The bases upon which we compete include price, service and delivery, breadth of customer support, e-business capabilities and the ability to meet the special requirements of customers.

Some of our competitors may have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of services provided pursuant to the agreement with short or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the laboratory supply industry could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.

Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.

We currently offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Merck KGaA supplied products that accounted for approximately 13% of our net sales in 2006. This represents approximately 7% and 25% of our North American Lab and European Lab net sales, respectively.

Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our suppliers. These terms may be subject to changes from time to time, and such changes could adversely affect our gross margins over time.

The loss of one or more of our large suppliers, a material reduction in their supply of products to us, or material changes in the terms we obtain from them, could have a material adverse effect on our business, financial condition and results of operations.

Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. For instance, in 2006, Fisher Scientific International Inc., a supplier of products to us and one of our largest competitors, merged with Thermo Electron Corporation, another supplier to us, to form Thermo Fisher Scientific Inc. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated (including Thermo Fisher Scientific Inc.), although there is no assurance that we will not experience such an impact in the future.

We may be unable to manage certain operational functions of our business if we are not able to replace the information technology and logistics services that are provided to us by Merck KGaA after our agreements with them expire or are terminated. Further, any disruptions in Merck KGaA’s operations may negatively impact our operations.

Our European Lab segment is dependent on Merck KGaA for certain information technology services pursuant to a five-year information services master agreement as well as warehousing and logistics services pursuant to a logistics service level agreement. These information technology services affect a significant portion of our information technology and operational infrastructure, including the operation and support of the main European enterprise resource planning and business warehouse software and databases. If Merck KGaA terminates any of these agreements at the end of their respective terms or otherwise, we will need to find an alternative supplier of, or create our own infrastructure for, these services. While we have already replaced some of these services, we may not be able to create our own infrastructure in a timely or cost-effective manner or obtain replacement services for the remaining services on terms that are as favorable to us as the current arrangements or on acceptable terms, if at all. In addition, any disruptions in the operational infrastructure or operations of Merck KGaA may negatively impact our operations.

If we do not comply with or if we become subject to more onerous government regulations, we could be adversely affected.

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute. We cannot assure you that the manufacturers of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected.

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

Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods.

We are subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and/or our manufactures’ insurers. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Further, insurance for asbestos-related liability is cost-prohibitive or no longer available. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

From time to time, we are named as a defendant in cases that arise as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

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

While we report our financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies from our operations outside the United States. For example, in 2006 and 2005, approximately 42% and 41% of our net sales respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Because the majority of our debt is denominated in U.S. dollars, fluctuations in exchange rates between non-U.S. currencies (principally the Euro, the British pound sterling and the Canadian dollar) relative to the U.S. dollar could make it more difficult for us to pay amounts due on our debt.

The international scope of our operations may adversely affect our business.

We currently derive approximately 42% of our net sales from our operations outside the United States, and we are expanding sourcing and commercial operations in Asia Pacific. Accordingly, we face certain risks, including:

•       restrictions on foreign ownership of subsidiaries;

•       tariffs and other trade barriers;

•       political risks;

•       differing laws or administrative practices;

•       local business practices that are inconsistent with U.S. or local law; and

•       potentially adverse tax consequences of operating in multiple jurisdictions.

In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us. Our operations outside the United States also may present additional risk with respect to compliance with government regulations.

Problems with or failure of our information technology, its connectivity to our customers and certain service providers and the normal functioning of our telephony systems could significantly disrupt our operations, which could reduce our customer base and could harm our business, financial condition and results of operations.

Our success depends, in part, on the secure and uninterrupted performance of our information technology and telephony systems. Our systems, the systems of our customers, suppliers and service providers, and the connectivity among such systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, our servers and those of our customers and service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. While we have taken appropriate steps to reinforce the security of our websites, applications, electronic data and the electronic data relating to our customers and service providers, there can be no guarantee that unauthorized intrusion will not occur. Failure to maintain a secure web-based procurement system could have a material adverse effect on our business, financial condition and results of operations.

In addition, because we accept payment by credit card and similar payment instruments, our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by the payment card industry and by individual payment card companies such as American Express, VISA, MasterCard and Discover. Compliance with these requirements, which vary based on annual transaction volumes and transaction experience, requires us to safeguard customer information, including minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse affect on our business, financial condition and results of operations.

Despite the security precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology, connectivity and telephony systems. Sustained or repeated system failures or service disruptions that interrupt our ability to receive and process orders, receive and process customer payments and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We will continue to make significant technology and infrastructure investments, with particular emphasis in North America. Our technology initiatives are designed to enhance the security and reliability of our technology to allow us to continue to provide high quality service to our customers. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We maintain operations in more than 20 countries. We also export products from our distribution facilities in North America and Europe and sell them to markets in Central America, South America, British Commonwealth countries, Africa, the Middle East and the Pacific Rim through agents and resellers. We have not sought to register our material trademarks and service marks in all of these countries and may be blocked from doing so by others who have already registered identical or similar marks for similar goods or services. In addition, if we do business in countries where other companies may have registered identical or similar trademarks or service marks, we run the risk of being sued for infringement.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We may incur impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.

We are subject to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2006, goodwill and other intangible assets with indefinite lives represented approximately 45% of our total assets, and the results of our annual test did not identify an impairment. However, if in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.

We rely upon third parties to manufacture and ship products to us and to our customers, and interruptions in their operations could harm our business, financial condition and results of operations.

We are dependent on third-party manufacturers to supply products to us. In addition, we ship substantially all of our orders through various independent package delivery providers. Strikes or other service interruptions by our manufacturers or carriers could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis or both, which could have a material adverse effect on our business, financial condition and results of operations.

We may continue to engage in acquisitions or business combinations that are subject to a variety of other risks that could harm our business.

We may continue to engage in selective acquisitions from time to time. Any future acquisitions could result in a variety of other risks:

•                    we may need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•                    future acquisitions or business combinations might have a material adverse effect on our business relationships with customers or manufacturers, or both, and could lead to a termination of, or otherwise affect our relationships with, such customers or manufacturers;

•                    we may assume substantial actual or contingent liabilities;

•                    we may incur substantial unanticipated costs or other problems associated with acquired businesses; and

•                    we may not be able to retain the key personnel, customers and suppliers of the acquired business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We own and lease office, warehouse and manufacturing space in North America, Europe and Asia Pacific. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2006, the following table sets forth information with respect to our significant distribution, manufacturing and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois(1)	Owned	300,000 sq. ft.	Distribution Center
Briare, France(2)	Owned/Leased	358,675 sq. ft.	Distribution/Manufacturing Center
Bridgeport, New Jersey(1)	Owned/Leased	466,776 sq. ft.	Distribution Center
Brisbane, California(1)	Leased	248,280 sq. ft.	Distribution Center
Bruchsal, Germany(2)	Owned/Leased	108,339 sq. ft.	Distribution Center
Buffalo, New York(3)	Owned	127,000 sq. ft.	Distribution Center
Darmstadt, Germany(2)	Leased	45,348 sq. ft.	Offices
Denver, Colorado(1)	Leased	130,091 sq. ft.	Distribution Center
Dublin, Ireland(2)	Leased	77,067 sq. ft.	Distribution Center
Haasrode, Belgium(2)	Owned	201,447 sq. ft.	Offices/Distribution/Manufacturing
Karlskoga, Sweden(2)	Leased	129,167 sq. ft.	Distribution Center
Lutterworth, United Kingdom(2)	Leased	183,205 sq. ft.	Distribution Center
Manati, Puerto Rico(1)	Owned	100,000 sq. ft.	Distribution Center
Mexico City, Mexico(1)	Leased	63,948 sq. ft.	Distribution Center
Milan, Italy(2)	Leased	13,563 sq. ft.	Distribution Center
Mississauga, Ontario, Canada(1)	Leased	114,000 sq. ft.	Distribution Center
Mollet del Valles, Spain(2)	Leased	33,480 sq. ft.	Distribution Center
Rochester, New York(3)	Owned	286,260 sq. ft.	Distribution/Manufacturing Center
Singapore(1)	Leased	27,034 sq. ft.	Distribution Center
Suwanee, Georgia(1)	Leased	168,925 sq. ft.	Distribution Center
West Chester, Pennsylvania(1)(3)	Leased	97,516 sq. ft.	Offices

(1) - North American Lab; (2) - European Lab; (3) - Science Education

We also lease various regional service centers and “just-in-time” facilities in North America and Europe that support our sales and warehouse functions.

ITEM 3.                LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnities will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance for some liabilities, including asbestos, is not available, and we currently are not able to obtain cost-effective insurance coverage for certain sourcing transactions in Asia Pacific. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material impact on our business, financial condition and results of operations.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the German Federal Cartel Office in response to its initial request. In January 2007, the German Federal Cartel Office requested additional information which we have recently provided. At the current time, we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets related to our European Distribution Agreement with Merck KGaA. As of December 31, 2006, the unamortized net book value of these intangible assets is approximately $23.6 million.

In March 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning’s breach of contract claim, but in March 2007, reconsidered its ruling and has now permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. The Company believes Corning’s claims are without merit and will vigorously defend itself on those claims and pursue its counterclaims.

From time to time, we are named as a defendant in cases that arise as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by us and certain of our predecessors. Until 1987, we distributed certain asbestos-containing products primarily for use in laboratories, including pads, protective clothing and laboratory equipment. Individuals who were exposed to these asbestos-containing products have, from time to time, brought claims against us for asbestos-related injuries. We believe that the liabilities associated with asbestos-related claims currently pending against us are not material. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The estimated fair market value of our common stock as of December 31, 2006 was $98.64 per share. The number of shares of our common stock outstanding at March 16, 2007 was 5,802,312 and we had 239 holders of record of our common stock. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividends

In 2006, we issued $350.0 million aggregate principal amount of Senior Floating Rate Notes. The proceeds from this issuance, net of related expenses, were used to pay a $343.5 million distribution to the holders of our common stock. We did not pay any cash dividends or distributions on our common stock during 2005. In 2004, we issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of Senior Discount Notes. The net proceeds from the issuance of the Senior Discount Notes of approximately $297.9 million were used to pay a dividend to holders of our common stock.

Our debt instruments include restrictions on our ability to pay dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Recent Sales of our Common Stock

During 2006, 2005 and 2004, we have offered certain of VWR’s directors, executive officers and employees the opportunity to purchase shares of our common stock pursuant to the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Those participants who were not also directors or executive officers were offered financial assistance to help purchase their shares through a loan facility that we arranged with a third party financial institution. The participants in these offerings, other than directors, have been granted options to purchase two additional shares (three in the case of certain executive officers) of our common stock for each share they purchased. The options have been granted with an exercise price equal to the fair value of a share of our common stock on the grant date, will vest in equal annual installments on each of the first five anniversaries of the grant date, and will expire ten years from the grant date. To date, the proceeds of the securities sold pursuant to the Stock Plan have been paid to the Company, who in turn has contributed them to VWR as an additional investment. See Note 15 under “Item 8—Financial Statements and Supplementary Data” for more information regarding issuances made pursuant to the Stock Plan.

Offerings in 2006.   During 2006, the following number of shares were sold pursuant the Stock Plan at the indicated prices: 19,643 shares for $56.00 per share, 25,070 shares for $75.00 per share and 4,201 shares for $119.00 per share. In addition, 25,660 shares were also issued at $50.52 per share through stock option exercises, and 3,373 shares were issued to certain directors who are not also employees or associated with CD&R for directors’ compensation in 2006.

Offerings in 2005.   During 2005, the Company sold a total of 23,407 shares for $56.00 per share pursuant to the Stock Plan. In connection with the acquisition of AI during 2005, discussed in Note 5(b) under “Item 8—Financial Statements and Supplementary Data,” the Company issued 8,929 shares, as consideration (for value of $0.5 million). In addition, we issued 5,625 shares to certain directors who are not also employees or associated with CD&R for directors’ compensation in 2005.

Offerings in 2004.   Pursuant to an initial offering of shares shortly after the Acquisition, we sold 239,835 shares for $100.00 per share under the Stock Plan. In addition, we issued 1,382 shares to certain directors who are not also employees or associated with CD&R for directors compensation in 2004.

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

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2006 are derived from the consolidated and combined financial statements of CDRV Investors, Inc. subsequent to the Acquisition and VWR International Corporation prior to the Acquisition that have been audited by KPMG LLP (“KPMG”), an independent registered public accounting firm. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements presented elsewhere herein. The term “predecessor” refers to VWR International Corporation prior to the Acquisition. The term “successor” refers to CDRV Investors, Inc. following the Acquisition.

	Successor			Predecessor
	Year Ended December 31,		April 7 - December 31,	January 1 - April 6,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)	(Combined)
	(Dollars in millions)
Income Statement Data:
Net sales	$3,257.6	$3,138.2	$2,212.2	$793.2	$2,794.2	$2,624.1
Cost of goods sold	2,374.3	2,334.5	1,652.7	588.0	2,078.1	1,950.1
Gross profit	883.3	803.7	559.5	205.2	716.1	674.0
Selling, general and administrative expenses(1)	693.3	640.0	455.6	163.7	583.4	560.0
Restructuring (credits) charges(3)	(1.0)	20.6	—	—	—	—
Operating income	191.0	143.1	103.9	41.5	132.7	114.0
Interest expense, net	110.4	104.0	51.9	5.6	24.4	39.4
Other expense (income), net	1.5	(3.8)	(2.1)	0.1	(3.0)	0.6
Income before cumulative effect of changes in accounting principles	79.1	42.9	54.1	35.8	111.3	74.0
Income tax provision	32.7	20.9	23.0	15.1	46.2	29.7
Income before cumulative effect of changes in accounting principles	46.4	22.0	31.1	20.7	65.1	44.3
Cumulative effect of changes in accounting principles(2)(4)	—	(0.5)	—	—	—	(43.8)
Net income	$46.4	$21.5	$31.1	$20.7	$65.1	$0.5
Other Financial Data:
Depreciation and amortization	$41.4	$33.9	$25.8	$8.9	$32.9	$32.6
Capital expenditures	23.6	18.4	13.1	3.3	16.6	41.0
Gross profit as a percentage of net sales	27.1%	25.6%	25.3%	25.9%	25.6%	25.7%
Ratio of earnings to fixed charges(5)	1.6x	1.4x	1.9x	5.1x	4.1x	2.4x

	Successor			Predecessor
	December 31,			December 31,
	2006	2005	2004	2003	2002
	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)	(Consolidated)
	(Dollars in millions)
Balance Sheet Data:
Total assets	$2,610.1	$2,533.4	$2,553.4	$1,767.9	$1,705.2
Total debt	1,687.6	1,393.4	1,399.1	1,026.0	1,100.6
Stockholders’ equity(6)	62.9	321.3	338.6	265.4	176.9

(1)          Effective January 1, 2006, the Company adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), which requires companies to recognize in the income statement, the grant date fair value of stock options and other forms of equity-based compensation issued to employees. The Company adopted SFAS 123R using the modified prospective transition method. Compensation expense related to stock options of $4.6 million is included in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2006.

(2)          We adopted SFAS 142, effective January 1, 2002. SFAS 142 requires that goodwill and certain intangibles with indefinite lives not be amortized, but subject to an impairment test on an annual basis or when facts and circumstances suggest that such assets may be impaired. As a result of the transitional goodwill impairment evaluation as of January 1, 2002, we recognized a non-cash transitional impairment loss of $43.8 million, which was not deductible for tax purposes. In addition, we ceased amortization of goodwill effective January 1, 2002.

(3)          During 2006, we reversed $1.0 million of excess accruals and credited operations primarily as a result of the re-deployment of certain personnel originally included in 2005 programs.

During 2005, we recorded pre-tax restructuring charges aggregating $20.6 million to rationalize and streamline our operations. These charges included $17.9 million for severance and termination benefits and $2.7 million for facility exit costs.

(4)          We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, An Interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective December 31, 2005. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. As a result of the adoption, we recognized a non-cash charge of $0.5 million, net of applicable income taxes of $0.3 million.

(5)          For purposes of calculating the ratio of earnings to fixed charges, (1) earnings is defined as income before income taxes and cumulative effect of a change in accounting principle and equity method earnings or losses plus fixed charges and distributed earnings of investees, and (2) fixed charges is defined as interest expense (including amortization of debt issuance costs) and one-third of rental expense (which we believe is representative of the interest component of rent expense).

(6)          We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No 87, 88, 106, and 132(R) (“SFAS 158”) as of December 31, 2006. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. As a result of the adoption, stockholders’ equity decreased by $2.3 million.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:

•       management forecasts;

•       efficiencies and cost savings;

•       income and margins;

•       growth;

•       economies of scale;

•       the economy;

•       future economic performance;

•       future acquisitions and dispositions;

•       litigation;

•       potential and contingent liabilities;

•       management’s plans;

•       taxes; and

•       refinancing of debt.

Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” and elsewhere in this Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

Overview

We generate our net sales through the sale of products and the provision of services to the global laboratory supply industry. Service comprises a small portion of our revenue. We generate approximately 75% of our net sales from the sale of consumable products. We offer exclusive, branded and private label products that we source from a wide range of manufacturers.

Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies, universities and research institutes, governmental agencies, environmental organizations, and primary and secondary schools. Our largest customer accounted for less than 3% of our 2006 net sales.

The principal tenets of our strategy are outlined below.

Increase Productivity and Profitability.   We will continue to refine our processes to increase our operating efficiencies while enhancing our service capabilities and customer support levels. For example, we have increased customer service levels while reducing overall costs in our call center network. We believe that additional opportunities exist to improve profitability, including plans to further optimize freight costs, enhance our logistics network and consolidate various administrative and back-office functions to drive greater efficiencies throughout the organization.

Expand Global Presence.   We will expand our operations in Asia Pacific. In 2006, we established our presence in Asia Pacific, primarily through our export network. We hope to further this presence with our own direct distribution capability, which will allow us to effectively service the laboratory supply industry. In 2006, we acquired Sino Chemical Company (Pte.) Limited (“Sino”), located in Singapore, which distributes laboratory chemicals, equipment and consumables. We also hope to further expand through future strategic acquisitions that will provide well-established in-country operations and local staff to service our global accounts. In addition, we will continue to add to our field operations and commercial staff in Asia Pacific.

Improve Sourcing Strategy.   By utilizing our global scale, strong relationships with our multinational customers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with our leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing is a key element of this strategy. VWR continues to expand its sourcing efforts for high quality, lower-cost, globally sourced products. We have dedicated sourcing teams, specifically in China and India, to source high quality and lower-cost products.

Increase Sales of Private Label Products.   We will continue to direct our sales and marketing efforts to grow sales of our private label products, which accounted for approximately 14% of our net sales in 2006. We believe that this strategy represents a significant profitability enhancement opportunity.

Restructuring and Other Operating Initiatives

Since the Acquisition, we have completed various restructuring activities to rationalize operating costs and improve our operating and administrative capabilities. The initial focus was on the Company’s European operations and organization structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 million in 2004, primarily related to reductions in headcount in Europe due to the reorganization of our European sales and marketing functions. In early 2005, we implemented restructuring plans that were formulated in 2004 and were in the planning and evaluation stages. Accordingly, we recorded additional restructuring accruals of $24.5 million in 2005, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of manufacturing operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures primarily during the later part of 2005 that were recorded as expenses. In connection with these actions, we recorded restructuring charges related to severance and facility exit costs totaling approximately $20.6 million for the year ended December 31, 2005. During 2006, we reversed $1.0 million of excess accruals and credited operations primarily as a result of the re-deployment of certain personnel originally included in the 2005 programs.

Compliance with Sarbanes-Oxley Act

In 2006, we completed a program to address the requirements of Section 404 of the Sarbanes-Oxley Act prior to the mandatory compliance date of December 31, 2007. Compliance with these requirements required significant incremental internal resources and financial investments including, but not limited to, use of outside experts, additional audit fees, and changes in systems design, security and structure. For the years ended December 31, 2006 and 2005, we expensed approximately $7.2 million and $3.1 million, respectively, for external assistance related to our Sarbanes-Oxley compliance program. See “Item 9A—Controls and Procedures” for further information on our compliance program.

Basis of Financial Statement Presentation

On December 31, 2002, Merck KGaA entered into a series of reorganization transactions whereby all of its legal entities that comprised our North American and European businesses were contributed to VWR International Corporation and became its wholly-owned subsidiaries. The financial statements for the year ended December 31, 2002 represent the combined financial statements of the two businesses that have been derived from the consolidated financial statements and accounting records of Merck KGaA using the historical results of operations and historical basis of the assets and liabilities of the individual businesses following a carve-out process for the European business. The financial statements for the year ended December 31, 2003 and the period January 1—April 6, 2004 include the accounts of VWR International Corporation and its subsidiaries. On April 7, 2004, Merck KGaA sold all of the outstanding shares of capital stock of VWR International Corporation to CDRV Acquisition Corporation, a wholly-owned subsidiary of CDRV Holdings, Inc., a wholly-owned subsidiary of the Company. As a result of the Acquisition, the financial statements for the period April 7—December 31, 2004 and the years ended December 31, 2005 and 2006 include the accounts of CDRV Investors, Inc. and its subsidiaries. In order to provide a meaningful basis of comparing our results of operations for the year ended December 31, 2004, the results of operations for the “predecessor” period (January 1—April 6, 2004) have been combined with the results of operations for the “successor” period (April 7—December 31, 2004). All intercompany accounts and transactions have been eliminated.

The purchase price paid by Merck KGaA for the predecessor businesses was pushed down to VWR International Corporation’s financial statements from the date of acquisition and has resulted in the allocation of the purchase price to the assets and liabilities acquired and the recognition of either push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. Interest expense was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR would have obtained if VWR was not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects, on push down debt has been included in the predecessor statement of operations, and presented as a non-cash item in the predecessor statement of cash flows and a capital contribution in the predecessor statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

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

Effects of the Acquisition

The Acquisition has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted, as of the date of Acquisition, to their respective fair values. This resulted in the recognition of significant identified intangible assets relating to customer relationships, trademarks and trade names, an increase in pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments and the impact of the new debt and equity structure.

The recognition of the fair value of assets acquired resulted in higher net non-cash amortization expense. The new debt outstanding resulted in a significant increase in interest expense. The cash outflow for interest expense is partially offset by tax deductions associated with such interest expense.

Constant Currency Analysis

We maintain operations in more than 20 countries. Approximately 42% of our net sales for the year ended December 31, 2006 originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this Annual Report on Form 10-K to remove the impact of the fluctuation in foreign exchange rates.

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

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Asia Pacific operations are embedded within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

Seasonality

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. For example, in 2006 and 2005, approximately 29% and 33%, respectively, of our total operating income was generated in the quarter ending September 30. This stronger quarterly performance is typically due to higher sales and operating income in our Science Education segment, as schools purchase supplies in preparation for the beginning of the new school year, offset by a seasonal slowdown in our European Lab segment. Quarterly sales are also influenced by the number of shipping days in a given fiscal quarter.

Exploration of Strategic Options

On March 12, 2007, the Company announced that two investment banks have been retained to explore strategic options for the Company.

Stock-based Compensation and Bonuses

Our results of operations for 2006 were impacted by a significant increase in stock-based compensation and bonus expense as compared to prior periods. Such charges totaled $20.3 million and $3.3 million in 2006 and 2005, respectively. This increase is primarily attributable to (1) increased performance-based incentive compensation earned under our 2006 Management Incentive Plan, (2) our adoption of SFAS 123R as of January 1, 2006, (3) costs relating to rights to purchase shares of our common stock granted to certain executive officers and employees treated as options, and (4) one-time bonus payments made to certain executive officers and employees in 2006 relating to option grants. See Note 15 under “Item 8—Financial Statements and Supplementary Data” and “Item 11—Executive Compensation” for more information.

Results of Operations

Our net sales are derived primarily from the sale of scientific supplies, including chemicals, glassware, instruments, protective clothing and other assorted laboratory products and the provision of services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Freight costs that are billed to our customers are also included in net sales.

Our cost of sales consists primarily of the cost of inventory shipped and our cost of labor for services. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

SG&A expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

During the years ended December 31, 2006, 2005 and 2004, inflation has not had a significant impact on our results of operations as we have been able to pass the majority of these increases through to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases due to inflation or fuel costs.

On April 1, 2005, the Company acquired AGB for initial cash consideration of approximately $23.8 million. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition. On April 1, 2005, the Company acquired AI for cash consideration of approximately $16.8 million and common stock of approximately $0.5 million. AI performs services and distributes scientific supplies in Puerto Rico and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition. On July 1, 2005, the Company acquired TSL for cash consideration of approximately $3.1 million. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition. Had these acquisitions occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

On October 2, 2006, the Company acquired Sino for initial cash consideration of approximately $4.2 million. Sino is located in Singapore and distributes laboratory chemicals, equipment and consumables. The results of Sino have been included in the North American Lab segment from the date of acquisition. Had this acquisition occurred at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

Net Sales

The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
North American Lab	$1,966.0	3.3%	$1,902.4	3.5%	$1,837.2
European Lab	1,137.6	4.4%	1,089.8	5.3%	1,035.3
Science Education	154.0	5.5%	146.0	9.9%	132.9
Total	$3,257.6	3.8%	$3,138.2	4.4%	$3,005.4

Net sales for 2006 increased $119.4 million or 3.8%. Foreign currency and the acquisitions of AGB, AI and TSL favorably impacted net sales by $36.8 million. Excluding these effects, net sales increased 2.6% from 2005. Net sales for 2005 increased $132.8 million or 4.4% over 2004. Foreign currency and the acquisitions of AGB, AI and TSL accounted for $50.6 million of the increase. Excluding these effects, net sales increased 2.7% from 2004.

Net sales in our North American Lab segment for 2006 increased $63.6 million or 3.3%. Foreign currency and the acquisition of AI favorably impacted net sales by $16.1 million. Excluding these effects, net sales increased $47.5 million or 2.5% from 2005. During 2006, our net sales to customers in the pharmaceutical and biotechnology industries experienced low-single digit growth and our net sales to customers in industrial markets achieved mid-single digit growth. These increases were partially offset by declines in net sales to our education customers. Net sales for 2005 increased $65.2 million or 3.5%. Foreign currency and the acquisition of AI accounted for $26.9 million of the increase. Excluding these effects, net sales increased 2.1% from 2004. During 2005, our net sales to bio-pharmaceutical customers were relatively flat and our net sales to education and industrial customers achieved low single-digit growth.

Net sales in our European Lab segment for 2006 increased $47.8 million or 4.4%. Foreign currency and the acquisitions of AGB and TSL favorably impacted net sales by $20.7 million. Excluding these effects, net sales increased $27.1 million or 2.5% from 2005. For 2006, our net sales to our bio-pharmaceutical and industrial customers experienced mid-single digit growth. These increases were partially offset by declines in net sales to our education, reseller and clinical customers. Net sales for 2005 increased $54.5 million or 5.3%. Foreign currency and the acquisitions of AGB and TSL favorably impacted net sales by $23.7 million. Excluding these effects, net sales increased 3.0% from 2004. Our 2005 growth was primarily driven by our bio-pharmaceutical and industrial markets and was partially offset by a decline in net sales to our reseller customers.

Net sales in our Science Education segment for 2006 increased $8.0 million or 5.5%. This increase was primarily a result of growth in net sales to our publisher customers and partially due to growth in net sales to our consumer customers. Net sales for 2005 increased $13.1 million or 9.9%. This increase was primarily driven by increased sales to our education and publishers customers. In addition, the first half of 2004 was unfavorably impacted by budget constraints by certain state and local governments, which limit the amount of funds available for the purchase of scientific supplies for school laboratories.

Gross Profit

The following table presents gross profit for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Gross profit	$883.3	$803.7	$764.7
Percentage of net sales (gross margin)	27.1%	25.6%	25.4%

Gross profit for 2006 increased $79.6 million or 9.9%. Foreign currency and the acquisitions of AGB, AI and TSL favorably impacted gross profit by $11.1 million. Excluding these effects, gross profit increased $68.5 million or 8.5% from 2005. Our gross margin percentages improved in each of our segments over the comparable periods of 2005. The increases in North American Lab and European Lab are primarily a result of favorable pricing, better mix and improved recovery of freight costs. The increases in Science Education are primarily a result of improved pricing, partially offset by increased international net sales, which generate somewhat lower margins.

Gross profit for 2005 increased $39.0 million or 5.1%. Foreign currency and the acquisitions of AGB, AI and TSL accounted for $16.6 million of the increase. Excluding these effects, gross profit increased 2.9% from 2004. During 2005, our North American Lab margins improved slightly while both the European Lab and Science Education margins declined. The European Lab gross margin percentages decreased slightly as a result of product mix and pricing pressures. Science Education gross margin percentages decreased as a result of product mix, pricing pressures and a shift in customer buying patterns to open bid or auction purchasing.

Selling, General and Administrative Expenses

The following table presents SG&A expenses, for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Selling, general and administrative expenses	$693.3	$640.0	$619.3
Percentage of net sales	21.3%	20.4%	20.6%

Since the Acquisition in April 2004, we made significant investments in sales, marketing, and sourcing personnel to support our strategic growth plans and expanded our finance, legal and administrative capabilities to support the Company as a stand-alone entity. In addition, we have incurred significant costs to comply with the requirements of Sarbanes-Oxley during 2005 and especially in 2006. At the same time, we also implemented various restructuring and cost reduction programs to partially offset the costs of these investments, while redirecting resources to align with our strategy and improve operating effectiveness.

SG&A expenses for 2006 increased $53.3 million or 8.3%. Foreign currency and the acquisitions of AGB, AI and TSL increased SG&A by $9.1 million. Excluding these effects, SG&A expenses increased $44.2 million or 6.9% from 2005 primarily as a result of increases in bonuses of $13.3 million; increased information technology spending of $6.0 million, which includes spending to improve our application security; increased external assistance related to our Sarbanes-Oxley program of $4.1 million; increased depreciation and amortization expense of $7.5 million reflecting additional charges due to capital investments, acquisitions and the impact of accounting errors of $2.8 million described in Note 19 under “Item 8—Financial Statements and Supplementary Data”; increased investments in our sourcing function and BioSciences business of $7.1 million and increased stock-based compensation charges of $3.7 million, resulting from the expensing of stock options in 2006 pursuant to SFAS 123R.

SG&A expenses for 2005 increased $20.7 million or 3.3%. Foreign currency and the acquisitions of AGB, AI and TSL accounted for $12.7 million of the increase. Excluding these effects, SG&A expenses increased $8.0 million or 1.3% from 2004. This increase primarily reflects our aforementioned investments in personnel, inflation, and costs incurred related to our compliance with the Sarbanes-Oxley Act. Partially offsetting the increase are savings from our restructuring programs and lower provisions for bonus of approximately $7.1 million in North America, due to shortfalls from the 2005 Management Incentive Plan.

Restructuring Charges

During 2005, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures and recorded pre-tax charges of $20.6 million. In connection with these actions, we recorded restructuring charges of $5.8 million, primarily severance, for North American Lab; $13.8 million, primarily related to the closing of a facility and the consolidation of administrative operations in the UK and severances and related costs for personnel in our UK, German, French, Nordic and Italian operations, for European Lab; and $1.0 million, primarily severance, for Science Education. During 2006, we reversed $1.0 million of excess accruals and credited operations primarily as a result of the re-deployment of certain personnel originally included in the 2005 programs for North American Lab.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

	Year Ended December 31,
	2006	% of Net Sales	2005	% of NetSales	2004	% of Net Sales
North American Lab	$112.2	5.7%	$91.0	4.8%	$93.6	5.1%
European Lab	59.4	5.2%	38.1	3.5%	37.2	3.6%
Science Education	19.4	12.6%	14.0	9.6%	14.6	11.0%
Total	$191.0	5.9%	$143.1	4.6%	$145.4	4.8%

Operating income for 2006 increased $47.9 million or 33.5%. Excluding the effects of foreign currency, the acquisitions of AGB, AI and TSL, due to the timing of the acquisitions, and the restructuring activities discussed above, operating income increased $24.3 million or 14.8% from 2005. This increase was the result of an increase in gross profit of $68.5 million partially offset by an SG&A increase of $44.2 million. Operating income for 2005 decreased $2.3 million or 1.6% from 2004. Excluding the effects of foreign currency, the acquisitions of AGB, AI and TSL, and the restructuring programs discussed above, operating income increased $14.4 million or 9.9% over 2004. This increase was the result of improvement in gross profit of $22.4 million, primarily attributable to sales increases, partially offset by an SG&A increase of $8.0 million.

Operating income in our North American Lab segment for 2006 increased $21.2 million or 23.3%. Excluding the effects of foreign currency, the acquisition of AI, due to the timing of the acquisition, and the restructuring activities discussed above, operating income increased $13.7 million or 14.1% from 2005. This increase was the result of an increase in gross profit of $43.7 million, primarily attributable to pricing initiatives. This gross profit increase was offset by an SG&A increase of $30.0 million, due primarily to increases in bonuses of $12.7 million; increased information technology spending of $6.0 million; increased external assistance related to our Sarbanes-Oxley program of $4.1 million; increased investments in our sourcing function and BioSciences business of $7.1 million and increased stock-based compensation charges of $3.0 million. Operating income for 2005 decreased $2.6 million or 2.8% from 2004. Excluding the effects of foreign currency, the acquisition of AI, and the restructuring activities discussed above, operating income increased $0.7 million or 0.7% over 2004. This increase was a result of a gross profit increase of $19.3 million offset by an SG&A increase of $18.6 million. The increase in SG&A reflects the investments in personnel and costs incurred related to our compliance with the Sarbanes-Oxley Act, partially offset by the lower provisions for bonus, discussed in SG&A above.

Operating income in our European Lab segment for 2006 increased $21.3 million or 55.9%. Excluding the effects of foreign currency, the acquisitions of AGB and TSL, due to the timing of the acquisitions, and the restructuring activities discussed above, operating income increased $6.2 million or 11.9% from 2005. This increase was the result of an increase in gross profit of $19.5 million, primarily attributable to pricing initiatives, partially offset by an SG&A increase of $13.3 million, due primarily to inflation. Operating income of our French operations improved significantly in 2006, reflecting improved pricing discipline and cost control. Our Ireland operations offset the aforementioned improvement due to escalating operating costs, integration costs, and lower than anticipated revenue growth in 2006. Operating income for 2005 increased $0.9 million or 2.4% over 2004. Excluding the effects of foreign currency, the acquisitions of AGB and TSL, and the restructuring activities discussed above, operating income increased $13.3 million or 35.8% over 2004. This increase was a result of a gross profit increase of $0.2 million and an SG&A decrease of $13.1 million reflecting savings from both 2004 and 2005 restructuring initiatives. Included in this increase is an improvement in operating results in France of $5.1 million from 2004.

Operating income in our Science Education segment for 2006 increased $5.4 million or 38.6%. Excluding restructuring charges of $1.0 million in 2005, operating income for Science Education increased $4.4 million or 29.3% over 2005. This increase is a result of a gross profit increase of $5.3 million, partially offset by an increase in SG&A of $0.9 million. Operating income for 2005 decreased $0.6 million, or 4.1% from 2004. Excluding restructuring charges of $1.0 million in 2005, operating income for Science Education increased $0.4 million or 2.7% over 2004. This increase is a result of a gross profit increase of $2.9 million attributable to sales volume, partially offset by an unfavorable mix of business and more aggressive buying patterns of customers, and an increase in SG&A of $2.5 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $110.4 million, $104.0 million and $57.5 million for 2006, 2005 and 2004, respectively. The 2006 increase was due to higher variable interest rates on the Senior Secured Credit Facility term loans, interest on the new Senior Floating Rate Notes since December 14, 2006, and increased accretion on the Senior Discount Notes, partially offset by decreased amounts outstanding under the Senior Secured Credit Facility term loans as a result of $104.5 million of prepayments made in 2006 and increased interest income earned on our cash and cash equivalents due to higher interest rates. The 2005 increase was due to the new capital structure from the Acquisition being in place for the entire year, interest expense on the Senior Discount Notes and higher variable interest rates on the Senior Secured Credit Facility during 2005 than 2004.

Other Expense/(Income), net

Other expense/(income), net was $1.5 million, ($3.8) million and ($2.0) million for 2006, 2005 and 2004, respectively. Other expense, net in 2006 included net exchange losses of $2.0 million offset by equity income of ($0.5) million. Other income, net in 2005 included net exchange gains of ($2.8) million and equity income of ($0.5) million. Other income, net in 2004 included net exchange gains of ($1.5) million and equity income of ($0.5) million.

Income Tax Provision

The effective income tax rate was 41.3%, 48.7% and 42.4% for 2006, 2005 and 2004, respectively. Our 2006 effective tax rate declined as a result of a $1.3 million reduction in deferred tax liabilities due to reduced future tax rates in Canada and lower charges related to valuation allowances of approximately $3.0 million due to improved French operations, partially offset by increased valuation allowances of approximately $1.0 million in Ireland where the statutory tax is significantly lower.

Historical Cash Flows

Cash Flows from Operating Activities

The following table presents cash flow from operations related to operations and working capital (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Cash flow from operations, excluding working capital	$140.7	$107.7	$100.9
Cash flow from working capital changes, net	32.5	(37.6)	84.5
Cash flow from operations	$173.2	$70.1	$185.4

We generated $173.2 million of cash flow from operations during 2006 compared to $70.1 million during 2005. The increase in cash flow from operations is primarily the result of increased net income, improved management of inventories, reduced cash payments for restructuring charges, increased taxes payable due to increased income and related commercial taxes, and increased accrued bonuses. These increases are partially offset by higher cash usage due to the growth of our accounts receivable discussed below.

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

Days sales outstanding in accounts receivable were 50.2, 48.2 and 49.0 days as of December 31, 2006, 2005 and 2004, respectively. Days sales outstanding are higher in Europe due to the extended payment practices in the countries in which we operate. The increase in 2006 reflects a general slow down in the timing of customer payments attributable to rising interest rates in 2006.

Days supply in inventory were 39.8, 43.1 and 39.1 days as of December 31, 2006, 2005 and 2004, respectively. The 2006 improvement is a result of focused efforts to reduce our inventories on hand. The 2005 increase is a result of changes in our supplier network and the stocking of products from new suppliers.

Days payable outstanding were 58.1, 59.1 and 52.5 days as of December 31, 2006, 2005 and 2004, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payable outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Cash Flows from Investing Activities

Net cash used in investing activities was $24.1 million, $62.2 million and $1,577.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 usage primarily related to capital expenditures of $23.6 million. The 2005 usage primarily related to investments to acquire businesses of $46.0 million and capital expenditures of $18.4 million. The 2004 usage primarily related to the Acquisition and capital expenditures of $16.4 million.

Our capital expenditures consist of two principal components: expenditures for facilities and expenditures for technology to support the business. The timing of warehouse expansions may cause a variance in year-to-year capital expenditures. We anticipate 2007 capital expenditures to approximate $30.0 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($139.1) million, $3.4 million and $1,607.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash utilization in 2006 is primarily related to debt principal prepayments of ($104.5) million on the Senior Secured Credit Facility, a decrease in bank checks outstanding of ($33.4) million due primarily to the timing of vendor payments, proceeds of $350.0 million from the issuance of the Senior Floating Rate Notes in December 2006, partially offset by a distribution to the holders of our common stock of ($343.5) million. The 2005 cash provided is comprised of a net increase in our bank checks outstanding of $15.0 million, net debt payments of ($10.7) million, cash paid for debt issuance costs of ($0.8) million and net stock activities of ($0.1) million. The net cash provided in 2004 was primarily a result of the Acquisition, the new capital structure we established, a net increase in our bank checks outstanding and proceeds from the Stock Plan.

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

As of December 31, 2006, we had outstanding indebtedness of $1,687.6 million, which consists primarily of $520.0 million aggregate principal amount of VWR Notes, $362.8 million of accreted value of Senior Discount Notes, $350.0 million of Senior Floating Rate Notes, a $307.1 million U.S. dollar-denominated term loan and a $141.6 million Euro-denominated term loan. Cash paid for interest during 2006 was $77.4 million as compared to $70.4 million in 2005. Based on borrowings outstanding and interest rates in effect as of December 31, 2006, interest expense for the year ending December 31, 2007 is expected to be higher than the 2006 amount due to the Senior Floating Rate Notes issued in December 2006. Prior to the Acquisition, interest on our push down debt did not represent cash interest, as we were not required to pay Merck KGaA interest. The interest expense associated with the push down debt was recorded as a capital contribution by Merck KGaA, net of tax.

As of December 31, 2006, we had $9.5 million of outstanding but undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility forming part of the Senior Secured Credit Facility was $140.5 million. Undrawn amounts under the multi-currency revolving credit facility will be available to meet future working capital and our other business needs. Any potential borrowings under the multi-currency revolving credit facility bear interest at variable rates, interest expense for any such borrowings would fluctuate as well.

Under the credit agreement for the Senior Secured Credit Facility, beginning in 2006, VWR’s excess cash flow (as defined in the credit agreement) from the prior year was required to be used to prepay credit agreement debt. In March 2006, a $44.5 million mandatory principal prepayment was made based on VWR’s excess cash flow generated in 2005. On March 30, 2007, $20.5 million will be repaid as required by VWR’s excess cash flow provisions of the Senior Secured Credit Facility. In September 2006, a $60.0 million voluntary principal prepayment was made.

Based upon current levels of operations and expectations as to future growth, we believe that cash on hand, cash generated from operations and amounts available under our $150.0 million multi-currency revolving credit facility will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of the Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2006, we had $139.4 million of cash and cash equivalents on hand.

Schedule of Contractual Obligations

The following tables detail the payment schedule for debt, capital leases and operating leases as of December 31, 2006 (dollars in millions):

	<1 year		1-3 years	4-5 years	>5 years	Total
Senior Secured Credit Facility	$20.5	(1)	$9.4	$418.8	$—	$448.7
6.875% Unsecured Senior Notes due 2012	—		—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—		—	—	320.0	320.0
9.625% Senior Discount Notes due 2015 (accreted value)	—		—	—	481.0	481.0
Senior Floating Rate Notes due 2011	—		—	350.0	—	350.0
Interest(2)	77.3		138.2	414.9	224.6	855.0
Bank loans	0.3		—	—	—	0.3
Capital leases	1.0		1.4	1.4	2.0	5.8
Operating leases	28.5		39.9	27.3	37.3	133.0
Total	$127.6		$188.9	$1,212.4	$1,264.9	$2,793.8

(1)          Reflects the amount due March 2007 based on VWR’s excess cash flow generated in 2006.

(2)          For purposes of calculating interest noted above, interest rates and effects of foreign currency on the Senior Secured Credit Facility were assumed to be unchanged from levels at December 31, 2006 and we assumed no cash interest will be paid on the Senior Floating Rate Notes until maturity. In addition, the principal amounts outstanding at December 31, 2006 under the Senior Secured Credit Facility were adjusted for the mandatory principal prepayments noted above.

Prior to the Acquisition, substantially all of VWR’s debt was with Merck KGaA and affiliates at an average interest rate of 2.0% to 2.8%. The push down debt reflects the debt incurred by Merck KGaA as a result of its acquisition of VWR. A portion of the cash consideration for the Acquisition was used to repay all debt owing to Merck KGaA and affiliates outstanding on April 7, 2004.

Indebtedness

Senior Secured Credit Facility.   On April 7, 2004, VWR, with a syndicate of lenders, led by Deutsche Bank AG, New York Branch, as administrative agent, Citicorp North America Inc., as syndication agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as documentation agents, entered into the Senior Secured Credit Facility. VWR is the borrower under the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding of $141.6 million as of December 31, 2006, (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $307.1 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (reduced by the amount of any standby and commercial letters of credit drawn under that facility) outstanding at any time.

As of December 31, 2006, no amount was outstanding under the multi-currency revolving credit facility, and we had $9.5 million in undrawn letters of credit and up to $140.5 million of additional debt that could be incurred as revolving loans or under standby and commercial letters of credit. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for our general corporate purposes. The Senior Secured Credit Facility permits one or more of VWR’s foreign subsidiaries to become borrowers under the facility upon the satisfaction of certain conditions. In August of 2006, the Senior Secured Credit Facility was amended to allow for $60.0 million to be spent on acquisitions going forward, subject to annual increases.

Borrowings under the Senior Secured Credit Facility are a key potential source of our liquidity. VWR’s ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, VWR’s compliance with the financial covenants that limit VWR’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those terms are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. VWR was in compliance with these financial covenants as of December 31, 2006.

Credit Agreement EBITDA as presented herein is a VWR financial measure that is used in the credit agreement for the Senior Secured Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” as it is commonly used as a non-GAAP financial measure. Credit Agreement EBITDA generally is defined as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, other non-cash charges deducted in determining consolidated net income (loss), non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring items, gain or loss associated with the sale or write down of assets not in the ordinary course of business and the cumulative effect of accounting changes and earnings of, but including cash dividends or distributions from, non-controlled affiliates. Credit Agreement EBITDA is reduced by the amount of certain permitted dividends from VWR to CDRV Holdings, Inc.

Credit Agreement EBITDA is not a financial measure used in the covenants under the indentures for the notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio”, which is used for a number of purposes, including determining our ability to incur additional indebtedness and pay cash dividends and make certain other restricted payments, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The following table presents a calculation of VWR’s Credit Agreement EBITDA for the year ended December 31, 2006 (dollars in millions):

Income before cumulative effect of a change in accounting principle	$68.7
Income tax provision	44.3
Interest expense, net	76.6
Depreciation and amortization	41.4
Non-cash charges(1)	11.7
Other extraordinary, unusual or non-recurring items(2) Credit Agreement EBITDA	1.7
$244.4

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

The financial covenants in the credit agreement specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio Not More Than	Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio Not Less Than
December 31, 2006—December 30, 2007	6.50 to 1.00	2.00 to 1.00
December 31, 2007—December 30, 2008	6.00 to 1.00	2.10 to 1.00
December 31, 2008—December 30, 2009	5.50 to 1.00	2.20 to 1.00
December 31, 2009—December 30, 2010	5.00 to 1.00	2.30 to 1.00
December 31, 2010 and thereafter	5.00 to 1.00	2.40 to 1.00

The table below sets forth VWR’s specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the year ended December 31, 2006:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	4.1 to 1.0
Credit Agreement EBITDA to Credit Agreement Interest Expense Ratio(1)	3.4 to 1.0

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

As noted above, the credit agreement for the Senior Secured Credit Facility restricts VWR’s ability to transfer assets, pay cash dividends and make certain other payments to its direct or indirect parent companies. In January 2007, VWR amended provisions in the credit agreement to conform them in certain respects to the provisions in the indentures governing the VWR Notes, including the indebtedness, restricted payments and investments covenants. The modifications permit VWR to pay or make specified cash dividends, payments or distributions to allow the Company to make cash interest payments on the Senior Floating Rate Notes and to make other payments, subject to the indentures governing such notes. In addition, as part of the amendment to the credit agreement, the interest margin on the Euro-denominated term loan was decreased by 50 basis points.

Foreign Subsidiaries.   Our foreign subsidiaries operate from time to time with and without formal lines of credit with local banks. The borrowings available to and drawn from time to time by our foreign subsidiaries are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility.

VWR Notes.   On April 7, 2004, VWR issued 6 7/8% senior notes and 8% senior subordinated notes that mature on April 15, 2012 and April 15, 2014, respectively, in the aggregate principal amounts of $200.0 million and $320.0 million, respectively, to finance a portion of the Acquisition.

The indentures governing the VWR Notes contain certain covenants that, among other requirements, limit VWR’s ability to incur additional indebtedness and liens against VWR’s property and assets, limit VWR’s ability to transfer assets, pay cash dividends and make certain other restricted payments (unless certain conditions are met), and limit VWR’s ability to sell assets or restrict the use of the proceeds therefrom. At December 31, 2006, VWR was in compliance with all covenants under these indentures.

Senior Discount Notes.   On December 16, 2004, we issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% senior discount notes due 2015. The net proceeds of the issuance were used to pay a cash dividend to holders of our common stock in December 2004. In connection with various transactions involving the issuance of the Senior Floating Rate Notes, in December 2006, CDRV Investment Holdings Corporation, a new wholly owned subsidiary, assumed the obligations under the Senior Discount Notes. We guarantee the Senior Discount Notes on an unsecured senior subordinated basis. The Senior Discount Notes are senior unsecured obligations of CDRV Investment Holdings Corporation and are structurally subordinated to all obligations and other liabilities of CDRV Investment Holdings Corporation’s existing and future subsidiaries. No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent of funds actually available for distribution by our subsidiaries to CDRV Investment Holdings Corporation under specified provisions of the indentures governing the VWR Notes and the Senior Secured Credit Facility covenants. As of December 31, 2006, the accreted value of the Senior Discount Notes was $362.8 million.

Senior Floating Rate Notes.   On December 14, 2006, we issued $350.0 million aggregate principal amount of senior floating rate notes due 2011. The proceeds from the issuance, net of related expenses, were used to pay a distribution to the holders of our common stock. The Senior Floating Rate Notes are senior unsecured obligations of the Company and are structurally subordinated to all obligations and other liabilities of the Company’s existing and future subsidiaries. Interest is payable quarterly. Interest on the Senior Floating Rate Notes may be paid (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Floating Rate Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to an applicable LIBOR rate plus an applicable spread (as defined in the indenture) (“Cash Interest Rate”). PIK Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the Cash Interest Rate plus 75 basis points.

VWR does not guarantee the obligations under the Senior Discount Notes or Senior Floating Rate Notes. The terms of the Senior Secured Credit Facility and the indentures governing the VWR Notes significantly restrict VWR from making distributions and otherwise transferring assets to its direct or indirect parent companies or any affiliated entities. However, as noted above, in January 2007, VWR amended the provisions of the credit agreement for the Senior Secured Credit Facility to provide VWR with more flexibility to make dividends or other payments to enable the Company to pay Cash Interest with respect to the Senior Floating Rate Notes. On March 1, 2007, VWR paid a dividend of $7.4 million that enabled us to make a Cash Interest payment with respect to the Senior Floating Rate Notes.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and such estimates routinely require adjustment.

Accounts Receivable and Reserves.   The carrying amount of accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Inventories.   Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for the U.S. subsidiaries and the average cost or the first-in, first-out method for all other subsidiaries. During the year, estimates of the impact of LIFO are based upon full year estimates of the impact of LIFO and such estimates may change during the course of the year based upon various factors such as price increases and inventory turnover. We review our inventory realization based upon several factors, including customer demand, supply of inventory and competitive activity and record reserves for obsolescence based upon those and other factors. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors.

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

Agreements with Customers.   We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other contractual provisions. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded as a reduction to sales.

Goodwill and Intangible Assets.   In accordance with SFAS 142, goodwill is no longer amortized, but rather, is evaluated for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

As a result of the Acquisition, we have recognized significant intangible assets. In accordance with the provisions of SFAS 142, we reevaluate the estimated useful lives of our intangible assets annually. Those intangible assets considered to have indefinite useful lives are not amortized but are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might be less than the fair value, we perform an impairment review. Fair value of intangible assets is determined using a discounted cash flow approach. We have determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive, or economic limitations and are expected to contribute to the generation of cash flows indefinitely. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Environmental Liabilities.   We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. Inherent uncertainties exist in these estimates due to unknown conditions, changing laws and regulations and changes in the manner or method of enforcement of such laws and regulations. Accrued liabilities and payments related to environmental liabilities have not been material. Although management uses its best estimates when establishing accruals for environmental liabilities, if interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liabilities may be required.

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

Stock Options.   Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation cost is the excess, if any, of the fair market value of our common stock at the grant date over the amount an employee must pay to acquire the stock. While our consolidated financial statements have used the above measure, SFAS 123R also requires that we present pro-forma amounts as if a fair value method of accounting for a stock option or similar equity instrument were applied. Effective January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, the fair value of the stock option is determined using an option-pricing model that takes into account the fair value of the stock at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and future compensation charges as well as pro-forma compensation cost.

Estimates and Other Accounting Policies.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to product returns, intangible assets, income taxes, restructuring costs, insurance-related retained losses, and contingencies and litigation. While actual results could differ from those estimates, management believes that the estimates are reasonable.

New Accounting Standards

The following accounting standards were adopted during 2006. The impact, if any, of these accounting standards is included in our financial statements.

We adopted SFAS 123R, effective January 1, 2006, which requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The Company previously accounted for stock options granted to our employees using the intrinsic value method of APB 25. Under APB 25, the Company did not recognize compensation expense for options granted to our employees because such options had an exercise price equal to their fair market value on the date of grant. See Note 15 under “Item 8—Financial Statements and Supplementary Data” for further discussion of stock-based compensation.

During September 2006, the FASB issued SFAS 158. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The Company adopted the provisions of SFAS 158 as of December 31, 2006. See Note 14 under “Item 8—Financial Statements and Supplementary Data” for further discussion of the impact of SFAS 158.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how registrants quantify financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material effect on our financial position or results of operations.

The following accounting standards will be adopted prospectively.

During July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on our current assessment, we do not expect that the adoption of FIN 48 will be material.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

Market and Industry Data

Information contained in this Form 10-K regarding the global laboratory supply industry, including our general expectations concerning the industry, are based on estimates prepared using data from various sources and on assumptions made by us. We believe data regarding the global laboratory supply industry are inherently imprecise, but based on management’s understanding of the markets in which we compete, management believes that such data is generally indicative of the industry. Our estimates, in particular as they relate to our general expectations concerning the global laboratory supply industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A—Risk Factors”.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.   We are exposed to changes in interest rates, primarily as a result of our existing short-term and long-term debt with both fixed and floating interest rates. A 100 basis point (or 1.00%) change in variable rate debt outstanding as of December 31, 2006 would, on an annualized basis, affect net income by approximately $4.8 million.

The Senior Secured Credit Facility required us to enter into interest rate protection agreements which, together with fixed interest rates then applicable to our consolidated funded indebtedness, would provide interest rate protection with respect to at least 50% of our consolidated funded indebtedness for a period of time, for the first two years. Effective July 21, 2004, VWR entered into an interest rate cap, which hedged a portion of the variability of cash flows related to potential changes in interest rates on €35.0 million of our Euro-denominated term loan facility. This agreement was for two years and was not renewed upon its expiration in July 2006. In the future, we may use interest rate swaps or other derivatives to manage interest rate risk on future income caused by interest rate changes on the variable rate facilities under the Senior Secured Credit Facility. If swaps are used, the differential to be paid or received under the agreements would be recognized as an adjustment to interest expense related to the debt.

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

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. These activities have not been material to our financial statements. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks associated with long-term intercompany loans due from or between our international subsidiaries and the payment of merchandise purchases to foreign vendors or receipts from customers. The majority of our debt, including the notes, is denominated in U.S. dollars, and accordingly, the majority of our future debt service needs will be U.S. dollar denominated. We have a Euro-denominated term loan in an aggregate principal amount of $141.6 million as of December 31, 2006 and a $150.0 million multi-currency revolving credit facility forming part of the Senior Secured Credit Facility, as well as borrowings under certain local credit facilities, each of which partially mitigates our currency risk with respect to future debt service. Net sales and costs tend to be incurred in the same currency, and therefore mitigate local currency risk.

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

Page
CDRV INVESTORS, INC (Successor) and VWR INTERNATIONAL CORPORATION (Predecessor)
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 31, 2006 and 2005	44
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	45
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	46
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	48
Notes to Consolidated Financial Statements	49
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004.	130

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CDRV Investors, Inc.:

We have audited the accompanying consolidated balance sheets of CDRV Investors, Inc. and subsidiaries (Successor) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and for the period from April 7, 2004 to December 31, 2004 (Successor periods) and from January 1, 2004 to April 6, 2004 (Predecessor period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDRV Investors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the Successor periods in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of VWR International Corporation and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CDRV Investors, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

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

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective transition method, effective January 1, 2006. Also, as discussed in Notes 2 and 14, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. As discussed in Note 3, the Company adopted Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2007

CDRV INVESTORS, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$139.4	$126.1
Trade accounts receivable, less reserves of $9.8 and $6.6, respectively	452.7	407.3
Other receivables	30.1	31.0
Inventories	260.6	270.4
Other current assets	20.5	13.9
Total current assets	903.3	848.7
Property and equipment, net	156.9	156.8
Investments	8.3	7.8
Goodwill	933.1	910.0
Other intangible assets, net	552.3	552.7
Deferred income taxes	13.1	11.5
Other assets	43.1	45.9
Total assets	$2,610.1	$2,533.4
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of debt and current portion of capital lease obligations	$21.8	$45.5
Accounts payable	380.8	370.3
Accrued expenses	170.8	139.5
Total current liabilities	573.4	555.3
Long-term debt	1,661.0	1,342.9
Capital lease obligations	4.8	5.0
Other long-term liabilities	80.5	87.1
Deferred income taxes	227.0	219.2
Total liabilities	2,546.7	2,209.5
Common stock purchase subject to guarantee agreement (Note 15)	0.5	2.6
Commitments and contingences (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,862,892 shares issued and 5,03,412 outstanding at December 31, 2006; 5,779,178 shares issued and 5,753,428 outstanding at December 31, 2005	0.1	0.1
Additional paid-in capital	14.5	268.0
Retained earnings	1.7	43.6
Unamortized value of restricted stock issued	—	(1.6)
Accumulated other comprehensive income	50.8	12.7
Treasury stock, at cost, 59,480 shares at December 31, 2006 and 25,750 shares at December 31, 2005	(4.2)	(1.5)
Total stockholders’ equity	62.9	321.3
Total liabilities and stockholders’ equity	$2,610.1	$2,533.4

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Net sales	$3,257.6	$3,138.2	$2,212.2	$793.2
Cost of goods sold	2,374.3	2,334.5	1,652.7	588.0
Gross profit	883.3	803.7	559.5	205.2
Selling, general and administrative expenses	693.3	640.0	455.6	163.7
Restructuring (credits) charges (Note 4)	(1.0)	20.6	—	—
Operating income	191.0	143.1	103.9	41.5
Interest income	(6.7)	(2.7)	(0.8)	(0.2)
Interest expense	117.1	106.7	52.7	5.8
Other expense (income), net	1.5	(3.8)	(2.1)	0.1
Income before income taxes and cumulative effect of a change in accounting principle	79.1	42.9	54.1	35.8
Income tax provision	32.7	20.9	23.0	15.1
Income before cumulative effect of a change in accounting principle	46.4	22.0	31.1	20.7
Cumulative effect of a change in accounting principle, net of taxes of $0.3 (Note 3)	—	(0.5)	—	—
Net income	$46.4	$21.5	$31.1	$20.7

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income
(Dollars in millions)
For the Period January 1, 2004—April 6, 2004 (Predecessor)

				Unamortized	Accumulated
		Additional		value of	other
	Common	paid-in	Retained	restricted	comprehensive
	stock	capital	earnings	stock issued	income (loss)	Total
Balance at January 1, 2004	$—	$224.8	$65.1	$—	$(24.5)	$265.4
Comprehensive income (loss):
Net income	—	—	20.7	—	—	20.7
Foreign currency translation adjustment	—	—	—	—	(3.7)	(3.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	0.2	0.2
Total comprehensive income						17.2
Capital contribution for interest expense on push down debt, net of tax	—	2.5	—	—	—	2.5
Balance at April 6, 2004	$—	$227.3	$85.8	$—	$(28.0)	$285.1

For the Period April 7, 2004—December 31, 2004 (Successor)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at April 7, 2004	—	$—	$—	$—	$—	$—	—	$—	$—
Issuance of common stock, net	5,500,000	0.1	531.2	—	—	—	—	—	531.3
Issuance of common stock in connection with our stock incentive plan (Note 15(b))	241,217	—	20.8	—	—	—	—	—	20.8
Issuance of restricted common stock, net (Note 15(c))	—	—	0.3	—	(0.3)	—	—	—	—
Dividends paid	—	—	(288.9)	(9.0)	—	—	—	—	(297.9)
Acquisition of treasury stock	—	—	—	—	—	—	700	(0.1)	(0.1)
Comprehensive income (loss):
Net income	—	—	—	31.1	—	—	—	—	31.1
Foreign currency translation adjustment	—	—	—	—	—	54.1	—	—	54.1
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(0.7)	—	—	(0.7)
Total comprehensive income									84.5
Balance at December 31, 2004	5,741,217	$0.1	$263.4	$22.1	$(0.3)	$53.4	700	$(0.1)	$338.6

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income
(Dollars in millions)
For the Period January 1, 2005—December 31, 2006 (Successor)

					Unamortized	Accumulated
			Additional		value of	other	Treasury Stock,
	Common Stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income	Shares	Amount	Total
Balance at January 1, 2005	5,741,217	$0.1	$263.4	$22.1	$(0.3)	$53.4	700	$(0.1)	$338.6
Issuance of common stock in connection with our stock incentive plan (Note 15(b))	29,032	—	1.6	—	—	—	—	—	1.6
Issuance of restricted common stock, net (Note 15(c))	—	—	1.3	—	(1.3)	—	—	—	—
Issuance of common stock in connection with acquisition (Notes 5(b) and 15(c))	8,929	—	0.5	—	—	—	—	—	0.5
Stock-based compensation	—	—	0.9	—	—	—	—	—	0.9
Reduction of common stock purchase subject to guarantee agreement	—	—	0.3	—	—	—	—	—	0.3
Acquisition of treasury stock	—	—	—	—	—	—	25,050	(1.4)	(1.4)
Comprehensive income (loss):
Net income	—	—	—	21.5	—	—	—	—	21.5
Minimum pension liability, net of taxes of $7.6	—	—	—	—	—	(11.9)	—	—	(11.9)
Foreign currency translation adjustment	—	—	—	—	—	(29.2)	—	—	(29.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.4	—	—	0.4
Total comprehensive (loss)									(19.2)
Balance at December 31, 2005	5,779,178	0.1	268.0	43.6	(1.6)	12.7	25,750	(1.5)	321.3
Equity reclassification (Note 15(c))	—	—	(1.6)	—	1.6	—	—	—	—
Issuance of common stock in connection with our stock incentive plan (Note 15(b))	52,287	—	3.8	—	—	—	—	—	3.8
Exercise of stock options	25,660	—	1.3	—	—	—	—	—	1.3
Stock-based compensation	—	—	3.4	—	—	—	—	—	3.4
Tax benefit related to stock options	—	—	0.1	—	—	—	—	—	0.1
Make whole option payment recorded as a reduction to equity, net of taxes of $4.7 (Note 15(b))	—	—	(7.4)	—	—	—	—	—	(7.4)
Reduction of common stock purchase subject to guarantee agreement	—	—	2.1	—	—	—	—	—	2.1
Cash distribution	—	—	(255.2)	(88.3)	—	—	—	—	(343.5)
Stock dividend	5,767	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	33,730	(2.7)	(2.7)
Comprehensive income:
Net income	—	—	—	46.4	—	—	—	—	46.4
Minimum pension liability, net of taxes of $4.9	—	—	—	—	—	7.4	—	—	7.4
Foreign currency translation adjustment	—	—	—	—	—	32.5	—	—	32.5
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.5	—	—	0.5
Total comprehensive income									86.8
Impact of initially applying SFAS 158, net of taxes of $1.5	—	—	—	—	—	(2.3)	—	—	(2.3)
Balance at December 31, 2006	5,862,892	$0.1	$14.5	$1.7	$—	$50.8	59,480	$(4.2)	$62.9

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		April 7 -	January 1 -
			December 31,	April 6,
	2006	2005	2004	2004
Cash flows from operating activities:
Net income	$46.4	$21.5	$31.1	$20.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	33.9	25.8	8.9
Loss (gain) on sale of assets	0.6	(0.5)	—	—
Cumulative effect of a change in accounting principle	—	0.5	—	—
Non-cash interest accretion	32.6	29.6	1.2	—
Non-cash equity compensation expense	3.4	0.9	—	—
Interest on push down debt, net of tax	—	—	—	2.5
Non-cash (credit) provision for restructuring	(1.0)	11.5	—	—
Amortization of debt issuance costs	5.9	5.4	3.7	—
Deferred income tax expense	5.4	1.7	3.0	0.9
Provision for doubtful accounts	6.0	3.2	2.5	0.6
Changes in working capital, net of effect of business acquisitions:
Trade accounts receivable	(27.3)	(14.6)	4.9	(26.8)
Other receivables	(10.3)	(11.3)	(7.0)	8.7
Inventories	20.3	(29.0)	20.5	17.5
Other assets	0.2	(2.0)	(1.1)	1.9
Accounts payable	27.9	32.4	0.2	61.7
Accrued expenses and other long-term liabilities	21.7	(13.1)	3.1	0.9
Net cash provided by operating activities	173.2	70.1	87.9	97.5
Cash flows from investing activities:
Payment to Merck KGaA and affiliates to acquire business, net of cash acquired of $130.8	—	—	(1,539.1)	—
Transaction costs	(0.2)	(1.5)	(20.5)	—
Acquisitions of businesses and other intangible assets	(5.7)	(44.5)	(2.7)	—
Capital expenditures	(23.6)	(18.4)	(13.1)	(3.3)
Proceeds from sales of property and equipment	5.4	2.2	1.2	0.4
Net cash used in investing activities	(24.1)	(62.2)	(1,574.2)	(2.9)
Cash flows from financing activities:
Proceeds from debt	354.4	3.2	1,466.9	13.3
Repayment of debt	(106.1)	(13.9)	(111.1)	(6.8)
Decrease in notes receivable from Merck KGaA and affiliates	—	—	—	4.1
Net change in bank checks outstanding	(33.4)	15.0	25.0	(2.1)
Issuance of 100 shares of common stock, net of expenses	—	—	531.3	—
Proceeds from stock incentive plan	4.8	1.3	23.8	—
Make whole option payment recorded as a reduction to additional paid-in capital (Note 15(b))	(7.4)	—	—	—
Cash paid for debt issuance costs	(5.2)	(0.8)	(38.8)	—
Distributions	(343.5)	—	(297.9)	—
Acquisition of treasury stock	(2.7)	(1.4)	(0.1)	—
Net cash (used in) provided by financing activities	(139.1)	3.4	1,599.1	8.5
Effect of exchange rate changes on cash	3.3	(2.1)	4.1	(0.6)
Net increase in cash and cash equivalents	13.3	9.2	116.9	102.5
Cash and cash equivalents beginning of period	126.1	116.9	—	28.3
Cash and cash equivalents end of period	$139.4	$126.1	$116.9	$130.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77.4	$70.4	$33.9	$1.3
Income taxes paid, net	$13.4	$12.6	$29.1	$4.2

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(1)   Background and Nature of Operations

CDRV Investors, Inc. (“CDRV”, the “Company,” “us”, “we” or “our”) was incorporated in Delaware on February 9, 2004 by Clayton, Dubilier & Rice Fund VI Limited Partnership. CDRV through its indirect wholly-owned subsidiary, VWR International, Inc. (“VWR”), distributes scientific supplies, chemicals, and equipment and provide services, primarily in North America and Europe. The business is diversified across products, geographic regions and customer segments. Our principal customers are major pharmaceutical, biotechnology, chemical, technology, food processing and consumer product companies, universities and research institutes, governmental agencies, environmental organizations, and primary and secondary schools.

The Company’s North American business was formerly the VWR Scientific Products Corporation (“VWRSP”). In 1995, Merck KGaA, VWR International Corporation’s (VWR’s predecessor) ultimate parent company until April 7, 2004, headquartered in Darmstadt, Germany, agreed to acquire approximately 49.9% of the then-outstanding shares of VWRSP. In 1999, following a tender offer for the remaining shares, VWRSP became a wholly-owned subsidiary of Merck KGaA (collectively, the “VWRSP Acquisition”) (See Note 5(c)).

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

In connection with the Acquisition, CDRVA issued $200.0 of 6 7/8% Unsecured Senior Notes due 2012 and $320.0 of 8% Unsecured Senior Subordinated Notes due 2014  (“VWR Notes”) and obtained financing under a new senior secured credit facility (the “Senior Secured Credit Facility”). Following the completion of the Acquisition, there were a series of internal reorganizations, pursuant to which, among other things, (i) VWR International Corporation merged with and into VWR International, Inc., with VWR International, Inc. surviving, and (ii) thereafter, CDRVA merged with and into VWR International, Inc., with VWR International, Inc. surviving and assuming the obligations of CDRVA.

On December 16, 2004, we issued $481.0 of 9 5/8% senior discount notes due 2015 (“Senior Discount Notes”). Prior to this issuance, we had not had any significant operating, investing or financing activities other than being the holding company of CDRV Holdings, Inc., which in turn, had not had any significant operating, investing or financing activities other than being the holding company of VWR and the indirect holder of approximately 6% equity ownership in VWR International Immobilien GmbH that VWR did not hold. The net proceeds from the issuance of the Senior Discount Notes of approximately $297.9 were used to pay a cash dividend to the holders of our common stock.

On December 14, 2006, we issued $350.0 aggregate principal amount of senior floating rate notes due 2011 (“Senior Floating Rate Notes”). The net proceeds from this issuance were used to pay a distribution to the holders of our common stock. In connection with various transactions involving the issuance of the Senior Floating Rate Notes, we formed a new wholly owned subsidiary, CDRV Investment Holdings

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Corporation (“Holdings Corp’’), which assumed the obligations under the Senior Discount Notes in December 2006. We guarantee the Senior Discount Notes on an unsecured senior subordinated basis.

The term “successor” refers to CDRV following the Acquisition. The term “predecessor” refers to VWR International Corporation prior to the change in control on April 7, 2004. CDRVA had no operations prior to the Acquisition.

The financial statements, for the period presented prior to the Acquisition, do not include allocations of Merck KGaA general corporate expenses or charges for financial reporting, tax, and treasury services, as such costs were not charged to VWR International Corporation. Management does not believe that charges for such services would have been material. See Note 17 for a further discussion of transactions with Merck KGaA.

The financial statements, for the period presented prior to the Acquisition, reflect the push down of the purchase price paid by Merck KGaA for VWR International Corporation to the VWR International Corporation financial statements that resulted in the recognition of push down debt due Merck KGaA or a contribution to stockholders’ equity for cash consideration. For the period prior to the Acquisition, interest expense of $4.1 was recorded on this push down debt based upon Merck KGaA’s intercompany interest rates, which are not necessarily indicative of rates VWR International Corporation would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense, including tax effects on push down debt, has been included in the predecessor statement of operations, and presented as a non-cash item in the predecessor statement of cash flows and a capital contribution in the predecessor statement of stockholders’ equity and other comprehensive income, as this interest was not required to be paid to Merck KGaA.

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

(b) Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with insignificant interest rate risk and having original maturities of three months or less. The amount of restricted cash was $0.7 and $1.2 at December 31, 2006 and 2005, respectively.

(c) Trade Accounts Receivables Reserve

The carrying amount of accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

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

(e) Property and Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method as follows: buildings and improvements, 10 to 40 years; equipment and software, 3 to 15 years. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful lives of the improvements. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such expenses are incurred.

(f) Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment. We have determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive, or economic limitations and are expected to contribute to the generation of cash flows indefinitely. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS 142 requires that goodwill be tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We have elected to perform its annual test for indications of goodwill impairment in the fourth quarter of each year. The test was performed and no impairment was identified.

Goodwill included in the financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Acquisition as discussed in Note 5(a).

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(g) Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets used in operations when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluations are based on undiscounted cash flow and profitability projections. An impairment charge is recorded for the difference between the fair value and carrying value of the asset. No impairment losses were recorded in 2006, 2005 or 2004.

(h) Advertising

We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally from 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2006 and 2005 were $8.5 and $8.8, respectively. The table below shows total advertising expense for each of the reporting periods.

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Advertising expense	$21.5	$20.7	$16.4	$5.4

(i) Revenue Recognition

We record product revenue on a gross basis when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without significant post-sale obligations to the customer. Provisions for discounts, rebates to customers, sales returns, and other adjustments are provided for as a reduction of sales in the period the related sales are recorded.

Our service revenues, which represent a small part of our business, are primarily comprised of technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Revenues related to technical services, on-site storeroom services and warehousing are recognized as the services are performed. Certain of our arrangements to provide on-site storeroom services contain multiple elements. We recognize revenue separately for each element based on the fair value of the element provided. The majority of contracts associated with our furniture design, supply and installation are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and cost to completion. Cost to completion is measured based on actual costs incurred to date compared to total estimated cost.

(j) Shipping and Handling

We record shipping and handling charges billed to customers in net sales and records shipping and handling costs in cost of goods sold for all periods presented.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(k) Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method under which deferred income taxes are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

(l) Insurance

Certain insurable risks such as commercial general liability; property damage and business interruption; and workers’ compensation are insured by third parties. However, we self-insure certain components of these risk exposures at various deductible levels and subject to certain exclusions. Accruals for claims under our self-insurance programs are recorded on a claims-incurred basis.

(m) Pensions and Other Postretirement Plans

We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employee’s service period. As noted under Notes 2 (u) and 14 (a), during September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.

(n) Concentrations of Credit Risk

Trade receivables reflect a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk exist.

(o) Stock-Based Compensation

We adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), effective January 1, 2006, which requires companies to recognize in the income statement the grant date value of stock options and other forms of equity-based compensation issued to employees. The Company previously accounted for stock options granted to our employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, the Company did not recognize compensation expense for options granted to our employees because such options had an exercise price equal to their fair market value on the date of grant. See Note 15 for further discussion of stock-based compensation.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(p) Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity. Foreign currency translation adjustments for exchange gains and losses on transactions are included in other expense (income), net, and were as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Exchange (losses) gains, net	$(2.0)	$2.8	$1.1	$0.4

There have been no significant fluctuations in foreign currency exchange rates since December 31, 2006.

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

We enter into foreign currency forward contracts primarily to hedge exposures to fluctuations in foreign currency rates that arise from purchasing of products that are denominated in foreign currencies. Gains and losses on the foreign currency forward contracts generally offset gains and losses on certain expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from foreign currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

Beginning in July of 2004, the Company used an interest rate cap agreement to manage its exposure to interest rate risk. This interest rate cap was designated as a cash flow hedge of the Company’s variable rate debt. This agreement was for two years and was not renewed upon its expiration in July of 2006. Amounts accumulated in other comprehensive income were reclassified into earnings as interest was accrued on the hedge transactions. The amounts accumulated in other comprehensive income fluctuated based on changes in the fair value of the Company’s derivatives at each reporting period.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(r) Investments

We account for our 24% investment in KMF Laborchemie Handels GmbH (“KMF’’), an independent distribution company, using the equity method of accounting.

(s) Other Comprehensive Income

Components of other comprehensive income are cumulative foreign currency translation adjustments, pension and other postretirement benefit liability adjustments, and unrealized gain (loss) on derivatives. We report other comprehensive income in our consolidated statements of stockholders’ equity and other comprehensive income.

Accumulated other comprehensive income net of tax, consist of:

	December 31,
	2006	2005
Foreign currency translation adjustments	$57.4	$24.9
Unrealized gain (loss) on derivatives, net of taxes of $(0.1) and $0.2, respectively	0.2	(0.3)
Pension and other postretirement liability adjustments net of taxes of $4.2 and $7.6, respectively	(6.8)	(11.9)
	$50.8	$12.7

(t) Use of Estimates

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

(u) New Accounting Standards

The following accounting standards were adopted during 2006. The impact, if any, of these accounting standards is included in our financial statements.

We adopted SFAS 123R, effective January 1, 2006, which requires companies to recognize in the income statement, the grant date value of stock options and other forms of equity-based compensation issued to employees. The Company previously accounted for stock options granted to our employees using the intrinsic value method of APB 25. See Note 15 for further discussion of stock-based compensation.

During September 2006, the FASB issued SFAS 158, which requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The Company adopted the provisions of SFAS 158 as of December 31, 2006. See Note 14 for further discussion on the impact of SFAS 158.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how registrants quantify financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material effect on our financial position or results of operations.

The following accounting standards will be adopted prospectively.

During July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on our current assessment, we do not expect that the adoption of FIN 48 will be material.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

(v) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current presentation.

(3)   Accounting for Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. This amount is depreciated over the life of the asset. The liability is adjusted to reflect the passage of time and changes in the estimated future cash flows. SFAS 143 was effective for the Company as of January 1, 2003.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.

We adopted FIN 47 effective December 31, 2005. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities including the removal of certain leasehold

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

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

The cumulative effect of the adoption of FIN 47 of $0.5 reflects charges since the Acquisition. Asset retirement obligations were adjusted to reflect the cumulative accretion of all related liabilities to December 31, 2005. Had we adopted FIN 47 at the beginning of 2004, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

Effective January 1, 2006, the liabilities for asset retirement obligations are adjusted on an ongoing basis due to the passage of time, new laws and regulations and revisions to either the timing or amount of the original estimates. These liabilities are accreted to their full estimated settlement amounts through the estimated ultimate settlement dates of the underlying obligations. This accretion charge is reflected as a component of selling, general and administrative expense in our consolidated statement of operations. Net asset retirement costs are depreciated over the remaining lease terms or lives of the related assets. This charge is recorded as depreciation expense in our consolidated statement of operations. Costs related to FIN 47 were not material for 2006.

(4)   Restructuring

(a) Restructuring as a Result of the Acquisition

Subsequent to the Acquisition, we completed restructuring activities to reduce operating costs and improve the operating and administrative capabilities of the Company. The initial focus was on the Company’s European operations and organizational structure and, to a lesser extent, the operations in North America. In connection with this initial focus, we recorded restructuring accruals of $29.7 in 2004. These charges primarily related to reductions in headcount in Europe due to the reorganization of the Company’s European sales and marketing functions.

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

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The charge for environmental remediation in France was initially estimated at $6.4 based on a preliminary study conducted by an environmental engineering firm. In 2005, we updated these estimates in coordination with the environmental engineering firm and determined that our estimate for remediation costs should have been $3.9. Accordingly, we reduced the reserve and goodwill by $2.5 at December 31, 2005. In addition, we also reduced our severance accruals, primarily in France and the UK, by $1.7 with a corresponding reduction to goodwill, at December 31, 2005.

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of the Acquisition.

	Severance
	and
	termination	Facilities
	benefits	related	Other	Total
Balance as of April 7, 2004	$—	$—	$—	$—
Accruals charged to goodwill	28.2	0.6	0.9	29.7
Cash payments/other	(7.9)	(0.1)	(0.6)	(8.6)
Currency translation changes	0.7	—	—	0.7
Balance as of December 31, 2004	21.0	0.5	0.3	21.8
Accruals charged to goodwill	13.4	10.9	0.2	24.5
Cash payments/other	(24.7)	(0.6)	(0.5)	(25.8)
Revisions to estimates	—	(4.2)	—	(4.2)
Currency translation changes	(2.1)	(1.0)	—	(3.1)
Balance as of December 31, 2005	7.6	5.6	—	13.2
Cash payments/other	(4.2)	(1.4)	—	(5.6)
Currency translation changes	0.2	0.5	—	0.7
Balance as of December 31, 2006	$3.6	$4.7	$—	$8.3

(b) Other restructuring activities

In addition, we initiated several cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations related to severance and facility exit costs of $20.6 and incurred approximately $2.1 for duplicate expenditures incurred in our UK operations related to the transition and consolidation of certain administrative functions for the year ended December 31, 2005. These duplicate expenditures are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2005.

For the year ended December 31, 2006, we reversed $1.0 of excess accruals and credited operations primarily as a result of the re-deployment of certain personnel originally included in the 2005 programs.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs.

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance as of January 1, 2005	$—	$—	$—
Accruals charged to earnings
North American Lab	5.7	0.1	5.8
European Lab	11.2	2.6	13.8
Science Education	1.0	—	1.0
Cash payments/other	(8.1)	(2.4)	(10.5)
Balance as of December 31, 2005	9.8	0.3	10.1
Reversal of excess accruals credited to earnings
North American Lab	(1.0)	—	(1.0)
Cash payments/other	(7.3)	(0.3)	(7.6)
Currency translation changes	0.1	—	0.1
Balance as of December 31, 2006	$1.6	$—	$1.6

At December 31, 2006, $4.1 of our aggregate restructuring liabilities are included in accrued expenses and $5.8 are included in other long-term liabilities. At December 31, 2005, $16.6 of our aggregate restructuring liabilities are included in accrued expenses and $6.7 are included in other long-term liabilities.

(5)   Business Combinations and Acquisitions

(a) Acquisition of VWR International Corporation by CDRVA

On February 15, 2004, Merck KGaA and CDRVA entered into a Stock Purchase Agreement, which was consummated on April 7, 2004. The Acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed have been recorded at their respective fair values based on third party valuations. The purchase accounting adjustments made in connection with the Acquisition were finalized during 2005.

The excess investment made by CDRVA over the estimates of the fair market value of the identifiable assets and liabilities of VWR as of April 7, 2004 was approximately $859.6 and is summarized below.

Purchase price	$1,669.9
Transaction costs	20.5
Net tangible assets acquired	(268.8)
Intangible assets acquired	(562.0)
Goodwill	$859.6

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company for the year ended December 31, 2004 presented as if the Acquisition and the issuance of the Senior Discount Notes had occurred as of January 1, 2004:

Net sales	$3,005.4
Income before income taxes	47.2
Net income	24.7

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

(b) Successor’s Acquisitions

On October 2, 2006, the Company acquired Sino Chemical Company (Pte.) Limited (“Sino”) for initial cash consideration of approximately $4.2. Sino is located in Singapore and distributes laboratory chemicals, equipment and consumables. The results of Sino have been included in the North American Lab segment from the date of acquisition. Had this acquisition occurred at the beginning of 2005, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

On July 1, 2005, the Company acquired Technical Service Lab B.V. (“TSL”) for cash consideration of approximately $3.1. TSL performs technical services on laboratory equipment in the Netherlands, Germany, Belgium and France. The results of TSL have been included in the European Lab segment from the date of acquisition.

On April 1, 2005, the Company acquired AGB Scientific Ltd. (“AGB”) for initial cash consideration of approximately $23.8. During 2006, additional consideration of $0.9 was recorded related to the AGB acquisition. AGB distributes scientific supplies and is headquartered in Dublin, Ireland. The results of AGB have been included in the European Lab segment from the date of acquisition.

On April 1, 2005, the Company acquired Advanced Instruments Sales & Services, Inc. (“AI”) for cash consideration of approximately $16.8 and common stock of approximately $0.5. AI performs services and distributes scientific supplies in Puerto Rico and is headquartered in San Juan, Puerto Rico. The results of AI have been included in the North American Lab segment from the date of acquisition.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The excess investment made by the Company in 2005 over the estimates of the fair market value of the identifiable assets and liabilities for the three acquisitions discussed above and one other minor acquisition was $23.3 and is summarized below.

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

Interest expense was recorded on pushdown debt based upon Merck KGaA’s intercompany interest rates, which were not necessarily indicative of rates VWR International Corporation would have obtained if it were not an ultimate subsidiary of Merck KGaA. Interest expense of $4.1, before tax effects, on pushdown debt, has been included in the predecessor statement of operations and presented as a non-cash item in the predecessor statement of cash flows and a capital contribution in the predecessor statement of stockholders’ equity, as this interest was not required to be paid to Merck KGaA.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(d) Goodwill and Other Intangible Assets

The following table provides a summary of goodwill established as of the Acquisition and a roll forward of goodwill to December 31, 2006 as reflected in the accompanying consolidated balance sheets.

	North	European	Science
	American Lab	Lab	Education	Total
Balance as of April 7, 2004 from Acquisition	$627.0	$164.3	$68.3	$859.6
Changes as a result of purchase accounting adjustments for the Acquisition	4.5	8.9	0.9	14.3
Currency translation changes	13.5	19.6	—	33.1
Balance as of December 31, 2004	645.0	192.8	69.2	907.0
Changes as a result of purchase accounting adjustments for the Acquisition:
Restructuring charges, net of tax	1.1	19.2	0.2	20.5
Curtailment of benefit plans, net of tax(1)	(12.1)	—	—	(12.1)
Other adjustments, net(2)	0.8	(4.9)	(1.6)	(5.7)
2005 acquisitions	7.3	16.0	—	23.3
Currency translation changes	5.2	(28.1)	(0.1)	(23.0)
Balance as of December 31, 2005	647.3	195.0	67.7	910.0
Finalization of purchase accounting for TSL	—	(1.0)	—	(1.0)
Additional consideration for AGB	—	0.9	—	0.9
Preliminary allocation for Sino	1.4	—	—	1.4
Pre-Acquisition net operating and other tax loss benefits(3)	(0.1)	(1.5)	—	(1.6)
Currency translation changes	—	23.4	—	23.4
Balance as of December 31, 2006	$648.6	$216.8	$67.7	$933.1

(1)          During the first quarter of 2005, the Company finalized its plans with regard to the curtailment of certain U.S. benefit plans. In accordance with EITF 95-3, the curtailment gains of $12.1, net of tax, were recorded as reductions to goodwill. See Note 14 for further information.

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

(3)          The Company recognized a benefit for pre-Acquisition net operating tax losses that carried valuation allowances.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization
	Period	December 31,
	(Years)	2006	2005
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $20.5 and $13.2, respectively)	32.8	$225.4	$232.7
Customer relationships in Europe (net of accumulated amortization of $11.4 and $6.3, respectively)	20.3	74.6	69.5
Chemical supply agreements (net of accumulated amortization of $9.1 and $5.2, respectively)	10.0	23.6	24.2
Other (net of accumulated amortization of $1.0 and $0.4, respectively)	4.3	0.2	0.8
Total amortizable intangible assets (net of accumulated amortization of $42.0 and $25.1, respectively)		323.8	327.2
Indefinite-lived intangible assets:
Trademarks and tradenames		228.5	225.5
Total intangible assets, net		$552.3	$552.7

Amortization expense for each of the reporting periods is shown in the table below:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Amortization expense	$15.5	$14.8	$10.6	$0.4

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2007	$15.3
2008	15.3
2009	15.3
2010	15.2
2011	15.2
Thereafter	247.5
$323.8

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(6)   Investments

The carrying amount of our 24% investment in KMF, accounted for under the equity method, was $8.1 and $7.4 as of December 31, 2006 and December 31, 2005, respectively. Equity income, included in other (income) expense, net for each of the reporting periods is shown in the table below:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Equity income	$0.5	$0.5	$0.4	$0.1

The Company believes that its equity investment does not qualify as a variable interest entity, as defined in December 2003 by the FASB with its issuance of revised Interpretation No. 46, Consolidation of Variable Interest Entities.

(7)   Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivables, accounts payable, short- and long-term debt and foreign currency forward contracts.

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

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Unsecured Senior Notes - 6.875%	$200.0	$201.3	$200.0	$198.5
Unsecured Senior Subordinated Notes - 8%	320.0	329.6	320.0	318.4
Senior Discount Notes - 9.625%	362.8	372.8	330.2	294.6
Senior Floating Rate Notes	350.0	350.0	—	—
	$1,232.8	$1,253.7	$850.2	$811.5

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The tables below show our outstanding foreign currency forward contracts, fair value of the outstanding contracts and pre-tax loss from settled contracts included in cost of goods sold for each of the reporting periods. The fair value of the foreign currency forward contracts was estimated based on period-end spot rates.

	December 31,
	2006	2005
Outstanding contracts (notional value)	$55.0	$47.0
Fair value of contracts	0.2	(0.7)

	Successor			Predecessor
			April 7 -	January 1 -
	Year Ended December 31,		December 31,	April 6,
	2006	2005	2004	2004
Pretax loss	$(2.0)	$(1.5)	$(0.4)	$(0.1)

The fair value of the Company’s interest rate cap was not material as of December 31, 2005.

Our financial instruments are spread across a number of financial institutions whose credit ratings we monitor and believe do not currently carry any risk of non-performance. None of the off-balance-sheet financial instruments would result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the extent of unrealized gain on any contract.

(8)   Inventories

Inventories consist of purchased goods for sale and are valued at the lower of cost or market. The table below shows the percentage determined using the LIFO method and amount that LIFO cost is less than current cost for each period.

	December 31,
	2006	2005
Percent using LIFO method	58%	61%
Amount less than current cost	$3.3	$1.4

The cost of the remaining inventories is determined using the average cost or FIFO methods.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(9)   Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2006	2005
Land	$13.6	$13.0
Buildings and improvements	96.8	78.3
Equipment and computer software	101.4	94.4
Capital additions in process	4.8	6.0
	216.6	191.7
Less accumulated depreciation	(59.7)	(34.9)
Net property and equipment	$156.9	$156.8

Depreciation expense for each of the reporting periods is shown in the table below:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Depreciation expense	$25.9	$19.1	$15.2	$8.5

(10)   Accounts Payable

The Company maintains a centralized cash management system for certain U.S. accounts payable functions. Accordingly, included in accounts payable at December 31, 2006 and 2005 are approximately $15.5 and $48.9, respectively, of uncleared payments.

(11)   Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2006	2005
Other accrued expenses	$61.7	$46.4
Employee-related accruals	49.4	33.3
Income taxes payable	23.9	11.5
Accrued interest	16.1	14.9
Deferred income taxes	14.2	6.7
Restructuring-related accruals	4.1	16.6
Current portion of pension liabilities	1.4	10.1
	$170.8	$139.5

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(12)   Debt

The following is a summary of our debt obligations:

	December 31,
	2006	2005
Senior Secured Credit Facility	$448.7	$537.1
6.875% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
9.625% Senior Discount Notes due 2015	362.8	330.2
Senior Floating Rate Notes due 2011	350.0	—
Bank loans	0.3	0.3
Capital leases	5.8	5.8
Total debt	1,687.6	1,393.4
Less short-term portion	(21.8)	(45.5)
Total long term-portion	$1,665.8	$1,347.9

The following table summarizes the maturities of our debt obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Senior Secured Credit Facility	$20.5	$4.7	$4.7	$221.9	$196.9	$—	$448.7
6.875% Unsecured Senior Notes due 2012	—	—	—	—	—	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	—	—	—	—	—	320.0	320.0
9.625% Senior Discount Notes due 2015 (accreted value)	—	—	—	—	—	481.0	481.0
Senior Floating Rate Notes due 2011	—	—	—	—	350.0	—	350.0
Bank loans	0.3	—	—	—	—	—	0.3
Capital leases	1.0	0.8	0.6	0.7	0.7	2.0	5.8
Total	$21.8	$5.5	$5.3	$222.6	$547.6	$1,003.0	$1,805.8

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $598.7 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of $141.6 as of December 31, 2006, (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding at $307.1, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (reduced by the amount of any standby and commercial letters of credit drawn under that facility) outstanding at any time. As of December 31, 2006, no amount was outstanding under the multi-currency revolving credit facility, and we had $9.5 in undrawn letters of credit and up to $140.5 of additional debt that could be incurred as revolving loans or under standby and commercial letters of credit. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes. The Senior Secured Credit Facility permits one or more of our foreign subsidiaries to become borrowers under the facility upon the satisfaction of certain conditions. In August of 2006, the Senior Secured Credit Facility was amended to allow for $60.0 to be spent on acquisitions going forward, subject to annual increases.

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

Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayment and reduction in an amount equal to:

•       The net proceeds of (1) any permitted receivables securitization program, (2) certain debt offerings, (3) certain asset sales and (4) certain insurance recovery and condemnation events; and

•       50% of VWR’s excess cash flow net of any voluntary principal prepayments (as defined) for any fiscal year unless certain leverage ratio targets are met.

A $44.5 mandatory principal prepayment was made in March 2006 based on VWR’s excess cash flow (as defined) generated in 2005. A payment of $20.5 is due in March 2007 based on VWR’s excess cash flow generated in 2006. These amounts are included in short-term debt in our consolidated balance sheets as of December 31, 2006 and 2005, respectively. In September 2006, a $60.0 voluntary principal prepayment was made.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR’s parent, CDRV Holdings, Inc., and certain of VWR’s domestic subsidiaries, as that term is defined in the credit agreement. The Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible domestic assets of VWR.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The Senior Secured Credit Facility and the guarantees thereunder are also secured by a pledge of 65% of the capital stock of the foreign subsidiary holding companies of CDRV Holdings, Inc. and VWR, which in turn hold the capital stock of certain of our foreign subsidiaries.

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of December 31, 2006, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.63% and 6.28%, respectively.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict VWR’s ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, engage in mergers or consolidations, change the business conducted taken as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit facility requires VWR to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of December 31, 2006, VWR was in compliance with all covenants.

Subsequent Amendment

The terms of the Senior Secured Credit Facility and the indentures governing the VWR Notes significantly restrict VWR from making distributions and otherwise transferring assets to its direct or indirect parent companies. In January 2007, VWR amended provisions in the credit agreement of the Senior Secured Credit Facility to provide VWR with more flexibility to make dividends or other payments to enable the Company to pay Cash Interest with respect to the Senior Floating Rate Notes and decreased the interest margin it pays on the Euro-denominated term loan by 50 basis points. On March 1, 2007, VWR paid a dividend of $7.4 that enabled the Company to make a Cash Interest payment with respect to the Senior Floating Rate Notes.

(b) VWR Notes

The 6 7/8% unsecured senior notes mature on April 15, 2012 and the 8% unsecured senior subordinated notes mature on April 15, 2014. The VWR Notes require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The senior subordinated notes are subordinated in right of payment to all secured debt of VWR and the senior notes.

The senior notes are required to be guaranteed on a senior basis by any significant domestic subsidiary of VWR. The senior subordinated notes are required to be guaranteed on a senior subordinated basis by

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

any significant domestic subsidiary of VWR. As of December 31, 2006, neither of the VWR Notes are guaranteed by any of VWR’s subsidiaries because none constitutes a significant domestic subsidiary as defined in the indentures for these notes.

These VWR Notes contain a number of covenants which, among other things, limit VWR’s ability to incur additional indebtedness, make distributions of cash or property, make acquisitions, engage in transactions with affiliates and incur liens on assets. As of December 31, 2006, VWR was in compliance with all covenants. Upon a change of control, holders of these notes have the right to require VWR to repurchase these notes at a purchase price equal to 101% of principal plus accrued and unpaid interest through the date of repurchase. Subject to specific terms and conditions contained in the indentures for these notes, the senior notes and senior subordinated notes are redeemable at the VWR’s option prior to maturity.

(c)  Senior Discount Notes

On December 16, 2004, CDRV issued $481.0 aggregate principal amount at maturity ($299.4 gross proceeds) of Senior Discount Notes. The proceeds, net of $1.5 of debt issuance costs, were used to pay a cash dividend to holders of our common stock in December 2004. In connection with various transactions involving the issuance of the Senior Floating Rate Notes, on December 6, 2006, Holdings Corp assumed the obligations under the Senior Discount Notes. We guarantee the Senior Discount Notes on an unsecured senior subordinated basis. The Senior Discount Notes are senior unsecured obligations of Holdings Corp and are structurally subordinated to all obligations and other liabilities of Holdings Corp’s existing and future subsidiaries. No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent of funds actually available for distribution by our subsidiaries to Holdings Corp under specified provisions of the indentures governing the VWR Notes and the Senior Secured Credit Facility covenants.

(d)  Senior Floating Rate Notes

On December 14, 2006, CDRV issued $350.0 aggregate principal amount of Senior Floating Rate Notes. The proceeds from the issuance, net of related expenses, were used to pay a distribution to the holders of our common stock. The Senior Floating Rate Notes are senior unsecured obligations of the Company and are structurally subordinated to all obligations and other liabilities of the Company’s existing and future subsidiaries. Interest will accrue and be payable quarterly, commencing March 1, 2007. Interest on the Senior Floating Rate Notes may be paid (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Floating Rate Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the applicable LIBOR rate plus the Applicable Spread (as defined in the agreement) (“Cash Interest Rate”). PIK Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the Cash Interest Rate plus 75 basis points.

VWR does not guarantee the obligations under the Senior Discount Notes or the Senior Floating Rate Notes.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(e) Bank Loans

Bank loans consist of amounts owed by certain foreign subsidiaries that are operating from time to time with and without formal lines of credit with local banks to fund short-term needs. The bank loans had an average interest rate of 4.3% and 5.4% as of December 31, 2006 and December 31, 2005, respectively. The borrowings available to and drawn from time to time by our foreign subsidiaries are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, as noted above.

(f) Interest on Push Down Debt

The push down debt reflected the debt incurred by Merck KGaA as a result of its acquisition of VWRSP. The push down debt was classified as long-term because Merck KGaA had represented it would not require payment on the debt before 12 months. The average interest rate on the push down debt was 2.0% for the period January 1, 2004 to April 6, 2004. This interest rate reflects the rate charged by Merck KGaA related to intercompany borrowing. This debt was extinguished in connection with the Acquisition.

(g) Interest on Loans from Merck KGaA and Affiliates

Prior to the Acquisition, VWR International Corporation had various loans with Merck KGaA and its affiliates. Interest expense and average interest rate on these loans was $1.4 and 2.6% for the period January 1, 2004 to April 6, 2004. This debt was extinguished in connection with the Acquisition.

(13)   Income Taxes

Taxes on income before cumulative effect of a change in accounting principle are based on income before income taxes as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
United States	$19.0	$2.3	$25.4	$20.0
Foreign	60.1	40.6	28.7	15.8
Total	$79.1	$42.9	$54.1	$35.8

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The provision for income taxes is as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Current:
Federal	$2.9	$(2.6)	$4.1	$10.1
State	2.0	0.6	1.6	0.5
Foreign	22.4	21.2	14.3	5.2
	27.3	19.2	20.0	15.8
Deferred:
Federal	5.1	7.4	4.5	0.3
State	1.0	2.6	0.2	—
Foreign	(0.7)	(8.3)	(1.7)	0.6
	5.4	1.7	3.0	0.9
Tax benefit on push down debt interest	—	—	—	(1.6)
Total tax provision	$32.7	$20.9	$23.0	$15.1

The tax benefit on push down debt interest is a non-cash benefit, which is recorded in the statements of stockholders’ equity.

The reconciliation of tax computed at the U.S. federal statutory tax rate of 35% on income before income taxes and cumulative effect of a change in accounting principle to the actual income tax provision is as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2006	2004	2004
Statutory tax expense	35.0%	35.0%	35.0%	35.0%
State income taxes net of federal tax benefit	2.5%	4.7%	1.9%	0.1%
Foreign rate differential	0.8%	(1.9)%	(3.6)%	—
Nondeductible expenses	0.7%	2.3%	4.0%	1.1%
Change in valuation allowance	0.4%	6.3%	5.1%	6.1%
Other, net	1.9%	2.3%	—	(0.1)%
Total tax provision	41.3%	48.7%	42.4%	42.2%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Deferred tax liabilities and assets are comprised of the following:

	December 31,
	2006	2005
Deferred tax assets:
Pensions	$16.6	$25.0
Other compensation benefits	6.4	5.1
Net operating loss carryforwards	43.1	24.9
Foreign tax credit and alternative minimum tax carryforwards	4.0	3.7
Inventory overhead capitalization	2.5	3.0
Accrued expenses	6.7	5.5
Receivables	3.7	1.9
Other, net	—	0.5
	83.0	69.6
Valuation allowances	(39.5)	(21.8)
Total deferred tax assets, net of valuation allowances	43.5	47.8
Deferred tax liabilities:
Depreciation	12.6	14.1
Goodwill amortization	32.0	20.8
Intangibles	203.9	207.3
Inventory valuation	19.0	18.6
Total deferred tax liabilities	267.5	260.8
Net deferred tax liabilities	$224.0	$213.0

Deferred income taxes have been classified in the consolidated balance sheets as follows:

	December 31,
	2006	2005
Deferred tax asset—current (included in other current assets)	$(4.1)	$(1.4)
Deferred tax asset—noncurrent	(13.1)	(11.5)
Deferred tax liability—current (included in accrued expenses)	14.2	6.7
Deferred tax liability—noncurrent	227.0	219.2
Net deferred tax liability	$224.0	$213.0

The Company evaluates the realizability of deferred tax assets taking into consideration such factors as the future reversals of existing taxable temporary differences, projected future operating results, the available carryforward period, and other circumstances. Valuation allowances have been recorded for deferred tax assets related to foreign net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that are not expected to be realized. As of December 31, 2006, the Company had valuation allowances of $12.4 related to pre-Acquisition foreign operating losses and tax credit carryforwards. Should such losses ultimately be recovered, the resultant reduction in the valuation allowance will be recorded as a reduction to goodwill. During 2006, certain tax benefits amounting to $1.4 reduced goodwill. With respect to the remaining deferred tax assets, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Neither income taxes nor foreign withholding taxes have been provided on approximately $121.7 of cumulative undistributed earnings of foreign subsidiaries at December 31, 2006. These earnings are considered permanently invested in the business and, under the tax laws, are not subject to such taxes until distributed.

As of December 31, 2006, the Company has a federal net operating loss carryforward of $15.7 that begins to expire in 2025 and U.S. state net operating loss carryforwards of approximately $12.9 that expire at various times through 2025. In addition, the Company has foreign net operating loss carryforwards of approximately $127.0, $2.0 that begin to expire in 2013 and another $125.0 that have indefinite expirations. Of these foreign losses, approximately $57.0 arose from certain financing arrangements. These losses have full valuation allowances. In the past, these amounts were presented net of the related valuation allowance. Further, as of December 31, 2006, there are U.S. foreign tax credit carryforwards of $3.6 that will expire at various times through 2016.

The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries.

(14)   Benefit Programs

VWR sponsors various retirement plans for most full-time employees. During 2004, we launched a comprehensive study of our U.S. employee benefit programs. The study was designed to both benchmark our benefits from a competitive perspective and assess the balance of the program components in terms of employee needs. The Board of Directors approved a number of benefit changes during February 2005 that were implemented effective June 1, 2005. The most significant changes involved the curtailment of our U.S. defined benefit plan, improvements in the rate of employer matching contributions to our defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and the elimination of carryover vacation days by the end of 2006. These changes are expected to modestly reduce our benefit costs prospectively.

(a) Adoption of SFAS 158

As discussed in Note 2 (u), the Company adopted the provisions of SFAS 158 as of December 31, 2006. The table below summarizes the incremental effects of the adoption of SFAS 158 on the individual line-items in our consolidated balance sheet at December 31, 2006:

	Pre SFAS 158	SFAS 158	Post SFAS 158
	Adoption	Adjustment	Adoption
Assets:
Deferred income taxes—noncurrent	$11.6	$1.5	$13.1
Other assets—noncurrent	43.4	(0.3)	43.1
Liabilities:
Accrued expenses	178.0	(7.2)	170.8
Other long-term liabilities	69.8	10.7	80.5
Stockholders’ Equity:
Accumulated other comprehensive income	53.1	(2.3)	50.8

In accordance with SFAS 158, our accounting and related disclosures for previous periods were not affected by the adoption of this Standard. Subsequent changes in funded status will be recognized as a

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost.

(b) U.S. Defined Benefit Plan

Pension plan benefits for the defined benefit plan are based primarily on participants’ compensation and years of credited service. It has been VWR’s policy to fund the minimum amount required by local regulations.

As a result of the decision to curtail the plan discussed above, future benefits were frozen effective May 31, 2005 for most participants. Most participants will earn no further benefits under the plan after that date. As a result, there was a reduction in the plan’s projected benefit obligation of $19.4 that was recorded as a reduction to pension liabilities at December 31, 2005. Goodwill and deferred tax assets were also reduced by $11.9 and $7.5, respectively, at December 31, 2005.

VWR uses a December 31 measurement date for the plan. The change in benefit obligation, change in plan assets, and reconciliation of funded status of VWR’s defined benefit plan that previously covered substantially all of its U.S. employees, except for employees covered by independently operated collective bargaining plans, were as follows:

	Year Ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of period	$150.4	$151.9
Service cost	2.3	4.6
Interest cost	8.3	8.2
Actuarial loss (gain)	(7.7)	9.5
Benefits paid	(4.5)	(4.4)
Curtailment	(1.4)	(19.4)
Benefit obligation—end of period	147.4	150.4
Change in plan assets:
Fair value of plan assets—beginning of period	107.1	105.1
Actual gain on plan assets	14.3	6.4
Company contributions	12.4	—
Benefits paid	(4.5)	(4.4)
Fair value of plan assets—end of period	129.3	107.1
Funded status	$(18.1)	$(43.3)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2006	2005
Accrued expenses	$—	$(8.5)
Other long-term liabilities	(18.1)	(32.9)
Accumulated other comprehensive income—pretax	4.4	17.1

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The amount in accumulated other comprehensive income that has not been recognized as net periodic pension cost at December 31, 2006 relates to an actuarial loss.

The accumulated benefit obligation was $147.4 and $148.5 at December 31, 2006 and 2005, respectively.

Net periodic pension cost includes the following components:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Service cost	$2.3	$4.6	$5.0	$1.8
Interest cost	8.3	8.2	5.9	2.2
Expected return on plan assets	(9.1)	(8.5)	(5.6)	(2.5)
Recognized net actuarial loss	0.4	—	—	0.8
Net periodic pension cost	$1.9	$4.3	$5.3	$2.3

In addition to the net periodic cost above, the following (decreases)/increases in the liability included in other comprehensive income occurred:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
(Decrease) increase in liability included in other comprehensive income	$(12.7)	$17.1	$—	$—

The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Discount rate for benefit obligation	5.95%	5.65%	5.90%	6.25%
Discount rate for net periodic pension cost	5.65%	5.90%	6.25%	6.25%
Expected rate of return on plan assets for net periodic pension cost	8.25%	8.25%	8.25%	9.00%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%

We select our discount rate by reviewing certain bond yield curves available as of year end with Moody’s or Standard & Poor’s ratings of “Aa” or “AA”, respectively. Based on our review, at

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

December 31, 2006, we selected 5.95% to adjust for any differences between the terms of the bonds and the actual future benefit payments.

The table below shows the asset allocation target range and the December 31, 2006 and 2005 positions for each asset class:

	Target
	range at
	December 31,	December 31,
	2006	2006	2005
Domestic equity funds	40%-60%	59%	61%
Fixed income fund	20%-30%	21%	25%
International equity fund	0%-10%	12%	11%
Money market funds	0%-20%	8%	3%
		100%	100%

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

The Company expects to make contributions to the plan of approximately $8.2 in 2007.

The following benefit payments, which reflect expected future service, are expected to be paid:

2007	$4.9
2008	5.3
2009	5.7
2010	6.1
2011	6.5
2012 - 2016	41.6

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(c) Other U.S. Benefit Plans

VWR also sponsors defined contribution plans and a supplemental pension plan for certain senior officers. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plan were as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Defined contribution plans	$6.2	$3.5	$1.6	$0.6
Union-sponsored plans	0.7	0.8	0.6	0.1
Supplemental pension plan	0.4	0.3	0.4	0.2

VWR provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2006	2005
Postretirement benefit obligations	$2.6	$2.8
Weighted average discount rate	5.95%	5.65%
Health care cost trend rate assumed for next year	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2006 by approximately $0.5.

(d) Non-U.S. Benefit Plans

VWR has defined benefit pension plans at various foreign subsidiaries. Our significant Non-U.S. defined benefit plans are in Germany, the UK and France.

Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Prior to the Acquisition, our UK subsidiary had employees that participated in Merck KGaA sponsored defined benefit pension plans, which were treated as multiemployer plans. VWR’s contributions to these multiemployer plans were $0.2 for the period January 1, 2004 to April 6, 2004. In connection with the Acquisition, Merck KGaA agreed to deliver fully funded plans to VWR if VWR withdrew from Merck KGaA sponsored defined benefit pension plans. Effective April 7, 2004, VWR withdrew from the Merck KGaA sponsored plans and our UK subsidiary established two defined benefit plans to provide for the

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

benefits previously covered under the Merck KGaA sponsored defined benefit plans. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants.

In addition, VWR has several small defined benefit pension plans at other locations. VWR uses a December 31 measurement date for these plans. Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation—beginning of period	$88.9	$84.1
Service cost	2.9	3.4
Interest cost	4.3	4.0
Plan participants’ contributions	0.4	0.5
Actuarial loss	0.6	10.9
Benefits paid	(4.4)	(3.8)
Currency translation changes	11.9	(10.2)
Benefit obligation—end of period	104.6	88.9
Change in plan assets:
Fair value of plan assets—beginning of period	58.8	55.5
Actual gain on plan assets	5.0	9.5
Company contributions	2.4	3.4
Plan participants’ contributions	0.5	0.5
Benefits paid	(4.4)	(3.8)
Currency translation changes	8.4	(6.3)
Fair value of plan assets—end of period	70.7	58.8
Funded status	$(33.9)	$(30.1)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2006	2005
Other long-term assets	$—	$0.2
Accrued expenses	(0.9)	(1.6)
Other long-term liabilities	(33.0)	(24.8)
Accumulated other comprehensive income—pretax	5.8	2.0

The amount in accumulated other comprehensive income that has not been recognized as net periodic pension cost at December 31, 2006 relates to actuarial losses.

The combined accumulated benefit obligation was $97.4 and $81.7 at December 31, 2006 and 2005, respectively.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Combined net periodic pension cost includes the following components:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Service cost	$2.9	$3.4	$1.7	$0.1
Interest cost	4.3	4.0	1.0	0.3
Expected return on plan assets	(3.9)	(3.5)	(0.1)	—
Recognized net actuarial loss	0.3	0.1	—	—
Net periodic pension cost	$3.6	$4.0	$2.6	$0.4

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Discount rate for benefit obligation	4.83%	4.56%	5.05%	5.72%
Discount rate for net periodic pension cost	4.57%	5.05%	5.49%	5.83%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.17%	6.58%	6.49%	3.50%
Assumed annual rate of compensation increase for benefit obligation	3.37%	3.19%	3.36%	3.00%
Assumed annual rate of compensation increase for net periodic pension cost	3.20%	3.36%	3.54%	3.00%

The Company expects to make contributions to the French and UK plans of approximately $1.5 in 2007.

The table below shows the combined asset allocation target and the combined December 31, 2006 and 2005 positions for each asset class:

	Target at
	December 31,	December 31,
	2006	2006	2005
Equity securities	67%	68%	67%
Debt securities	33%	32%	33%
		100%	100%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2007	$3.1
2008	2.6
2009	2.7
2010	2.9
2011	3.6
2012 - 2016	19.9

(e) Other Non-U.S. Postemployment Benefits

Certain of VWR’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave VWR, regardless of their reason for leaving. VWR estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $1.5 and $1.6 at December 31, 2006 and 2005, respectively.

(15)   Stock-Based Compensation

(a) CDRV Investors, Inc. Stock Incentive Plan

Shortly after the Acquisition, we adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”). Under the Stock Plan, our board of directors may grant rights to purchase shares of our common stock, options to purchase shares of our common stock, shares of our common stock, restricted stock units and other share-based awards to any of our executive officers or other employees and to our directors, who are not also our employees or associated with Clayton, Dubilier & Rice, Inc. (“CD&R” or “Outside Directors”). Options granted under the Stock Plan to date have provided for vesting in equal annual installments on each of the first five anniversaries of the grant date and expire ten years from the grant date. Restricted stock units granted under the Stock Plan represent a future right to receive shares of our common stock. Awards granted under the Stock Plan would all vest earlier if the Company has a change in control or in certain other situations.

As of December 31, 2006, there were 1,026,591 shares of our common stock authorized for all types of awards under the Stock Plan. Based on shares issued, options outstanding and restricted stock units granted under the Stock Plan as of December 31, 2006, there are 126,632 of such authorized shares available for future awards.

(b) Stock and Option Activities under the Stock Plan

2006 Activities

During the first quarter of 2006, our President and Chief Executive Officer purchased 19,643 shares at $56.00 per share. The offer to purchase the shares was issued in the fourth quarter of 2005 when the fair market value was $75.00 per share.

During the second quarter of 2006, we offered 85 of our officers and employees the opportunity to purchase 40,166 shares at $75.00 per share when the fair market value was $107.00 per share. Accordingly,

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

$1.3 was charged to operations in the second quarter of 2006 for these purchase options, which were valued in accordance with the provisions of SFAS 123R. Fifty-one of our officers and employees ultimately purchased 25,070 shares in the second quarter of 2006. Coincident with these purchases, these officers and employees were to be granted two options, for each share purchased. These options were instead granted in the third quarter of 2006, as noted below. As a result of the delay in the issuance of the options, these officers and employees received a special bonus totaling $2.2 that was recorded as a compensation charge.

During the third quarter of 2006, our President and Chief Executive Officer purchased 4,201 shares for $119.00 per share. Coincident with this purchase, this executive was granted options to purchase 12,603 shares at an exercise price of $119.00 per share. Also during the third quarter of 2006, we granted options to purchase 49,140 shares at an exercise price of $119.00 per share to 50 of our officers and employees in connection with the second quarter of 2006 offering discussed above.

In December 2006, we used the net proceeds from the sale of the Senior Floating Rate Notes to pay a distribution to the holders of our common stock. Under the terms of the Stock Plan, this distribution required an adjustment to the exercise price or other terms of all stock options outstanding under the Stock Plan to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all outstanding stock options was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to sufficiently lower the exercise price of certain stock options. As a result, we made cash payments in the form of special payments of approximately $13.5 to certain holders of vested and unvested stock options, to ensure that such holders maintained the same rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced. These payments constitute a partial settlement of certain outstanding stock options and, in accordance with the provisions of SFAS 123R, $1.4 of this payment was recorded as a compensation charge, which represents a portion of the unamortized grant date fair value of the unvested options that was accelerated as of the date of payment. In addition, we also charged $12.1 of the payment to additional paid-in capital in accordance with SFAS 123R, since there was no incremental value being provided in connection with the transaction.

Also during 2006, we issued 3,373 shares to Outside Directors for director compensation and issued 25,660 shares at $50.52 per share in connection with the exercise of vested stock options.

2005 Activities

During 2005, we offered certain of our officers and employees the opportunity to purchase shares of our common stock for a purchase price equal to $56.00 per share, which was the fair market value of a share on the offer date. Eighteen of our officers and employees, and one of our Outside Directors purchased a total of 23,407 shares and were granted options to purchase 45,920 shares at $56.00 per share. In connection with the acquisition of AI during 2005, discussed in Note 5(b), we issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares. Because the option exercise prices equaled the fair market value per share of our common stock at the time of grants, under APB 25 no compensation expense related to these stock options is reflected in the Company’s 2005 income statement.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

In November 2005, in connection with the hiring of our President and Chief Executive Officer, we offered this executive officer the opportunity to purchase 35,714 shares of our common stock for a purchase price of $56.00 per share when the fair market value was $75.00 per share. As a result of this discount we recorded a compensation charge of $0.7 using the intrinsic value guidance in APB 25.

Also during 2005, we issued 5,625 shares to Outside Directors for director compensation.

2004 Activities

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

As part of this initial offering, Outside Directors were offered the opportunity to purchase up to 2,500 shares of our common stock. Such directors were not offered options.

We closed the initial offering in respect of 198 of our officers and employees, and 4 of our directors. In the initial offering, these officers, employees, and directors purchased a total of 239,835 shares and were granted options to purchase 485,990 shares under the Stock Plan. Because the option exercise price equaled the fair market value per share of our common stock at the time of grant, under APB 25 no compensation expense related to the stock options is reflected in the Company’s 2004 income statement.

In December 2004, we used the net proceeds from the sale of the Senior Discount Notes to pay a special dividend to the holders of our common stock and the original exercise price of $100.00 per share for each option was adjusted to $50.52 per share pursuant to the antidilution provision of the Stock Plan. As a result of the special dividend distribution, the Company recorded compensation expense of approximately $1.2.

Also during 2004, we issued 1,382 shares to Outside Directors for director compensation.

(c) Restricted Stock Unit Grants under the Stock Plan

In 2005, we granted 21,333 restricted stock units with a total fair market value of $1.6 to certain of our officers and other key executives that will vest in equal annual installments over a five-year period. The restricted units will vest earlier in certain circumstances if the Company has a change of control. The granting of these units was reflected in the December 31, 2005 financial statements by increasing additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. In accordance with the provisions of SFAS 123R, the unamortized value of restricted stock issued of $1.6 as of the adoption date of January 1, 2006 was eliminated against additional paid-in capital.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The unearned compensation is being recognized as compensation expense over the five-year vesting period of the restricted units granted. Compensation expense related to these restricted stock units was $0.3 for the year ended December 31, 2006.

In 2004, we granted 5,000 restricted stock units to one of our executive officers that would have vested on the seventh anniversary of his commencement of employment with the Company. The granting of these units has been reflected in the December 31, 2004 financial statements by increasing additional paid-in capital by $0.3 and a contra-equity account of unamortized value of restricted stock units issued of $0.3. The unearned compensation was being amortized as compensation expense over the seven-year vesting period of the restricted stock units granted. As a result of this executive’s resignation in December 2005, the compensation expense previously recorded and the $0.3 increases to additional paid-in capital and the contra-equity account of unamortized value of restricted stock issued have been reversed in the December 31, 2005 financial statements.

(d) Adoption of SFAS 123R

As discussed in Note 2 (o) and (u), we adopted SFAS 123R effective January 1, 2006.

The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, compensation cost includes the cost for all options granted prior to, but not yet vested as of January 1, 2006 and all prospective awards without restatement of prior periods. The impact of adopting SFAS 123R, including the second quarter charge for the stock purchase options of $1.3, the December charge of $1.4 discussed above and stock-based compensation associated with outstanding options of $1.9 for the year ended December 31, 2006 was an increase to selling, general and administrative expenses of $4.6, and a reduction to income tax provision of $1.8.

Had compensation expense for our stock options granted been determined based on the fair value at the grant date for awards under the plan, consistent with the provisions of SFAS 123R, the Company’s net income would have approximated the pro-forma amounts indicated below:

	Year Ended	April 7 -
	December 31,	December 31,
	2005	2004
Net income, as reported	$21.5	$31.1
Add: stock-based compensation expense in reported net income, net of tax	0.5	—
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(1.4)	(0.3)
Pro-forma net income	$20.6	$30.8

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods are as follows:

			April 7 -
	Year Ended December 31,		December 31,
	2006	2005	2004
Fair value of options granted	$43.07	$25.56	$26.25
Risk-free interest rate	4.69%	4.11%	3.79%
Expected life of options	6.5 years	6.5 years	6.5 years
Volatility	34%	38%	20%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant, the expected life is calculated using the “simplified” method allowable under SEC Staff Accounting Bulletin No. 107, and volatility is estimated based on historical peer group industry data.

We recognize compensation expense for our stock options granted to our employees that contain pro-rata vesting, on a straight-line basis.

Information regarding our stock options granted to our employees under the Stock Plan for each of the reporting periods are as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at April 7, 2004	—	$—
Granted	485,990	50.52
Forfeited	(1,400)	50.52
Outstanding at December 31, 2004	484,590	50.52
Granted	63,778	56.00
Forfeited	(63,320)	50.52
Canceled	(1,320)	50.52
Outstanding at December 31, 2005	483,728	51.24
Granted	120,672	97.51
Forfeited	(57,485)	51.58
Canceled	(3,421)	52.17
Exercised	(25,660)	50.52
Outstanding prior to distribution	517,834	62.04
Repricing due to distribution (See Note 15(b))
Canceled	(517,834)	62.04
Granted	456,591	24.66
Granted	61,243	59.64
Forfeited	(2,100)	24.66
Outstanding at December 31, 2006	515,734	28.81
Vested and expected to vest rest at December 31, 2006	487,079	28.70
Exercisable at December 31, 2006	150,778	24.66

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Cash received as a result of stock options exercised was $1.3 and the tax benefit realized was $0.1 for the year ended December 31, 2006. Total intrinsic value related to stock options exercised was $0.7 for the year ended December 31, 2006. No options were exercised prior to 2006.

Information regarding unvested stock options for the year ended December 31, 2006 is as follows:

		Weighted
	Number	Average
	of	Fair
	Shares	Value
Unvested options at January 1, 2006	398,330	$17.18
Granted	120,672	43.07
Forfeited	(59,585)	17.05
Vested	(94,461)	16.93
Unvested options at December 31, 2006	364,956	25.83

The following is a summary of outstanding stock options as of December 31, 2006. The exercise prices below reflect the reduction that occurred as a result of the distribution in December 2006, discussed in Note 15 (b).

	Weighted
	Average	Options Outstanding		Options Exercisable
Exercise Price	Remaining Contractual Life (Years)	Number of Shares	Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
$24.66	8.0	454,491	$33.6	150,778	$11.2
59.64	9.5	61,243	2.4	—	—
		515,734	$36.0	150,778	$11.2

As of December 31, 2006, the aggregate estimated future compensation expense related to unvested options outstanding and the unamortized value of restricted stock units issued is $8.0. This expense will be recognized over a weighted average period of 3.8 years.

It is the Company’s policy to issue new shares upon share option exercises, and it expects to issue new shares upon the settlement of restricted stock units.

(e) Guaranteed Loans

In connection with certain of the offerings discussed above for participants who are not also executive officers, we arranged through a third-party financial institution to help these participants purchase their shares. VWR has guaranteed an aggregate principal amount of $0.5 and $2.6 as of December 31, 2006 and 2005, respectively, borrowed by individuals under this arrangement. VWR would become liable for such amounts in the event that a participant would fail to repay the principal and interest when due. These loans mature on November 5, 2008 and bear interest at the one month LIBOR plus 2.05%. In accordance with

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has determined that the obligation for the fair value of the guarantee is immaterial. We recorded compensation expense and a corresponding increase in paid-in-capital of $0.1, for the period April 7, 2004 to December 31, 2004 for the favorable interest rate provided to individuals who have utilized the loan facility.

Given VWR’s guarantee of the loan balances, we have considered the proceeds received from the sale of the our common stock to represent an obligation that may be redeemable upon the occurrence of an event that is not within our control in accordance with Accounting Series Release No. 268 issued by the SEC. Therefore, to the extent the loans guaranteed by VWR are outstanding, we have presented the balance that may become due under the guarantee outside of stockholders’ equity. As loans are repaid by the employees, the amount classified outside of stockholders’ equity is reclassified to additional paid-in capital.

(16)   Commitments and Contingencies

The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Rental expense	$31.3	$33.4	$24.9	$9.1

Future minimum lease payments as of December 31, 2006, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Years ended December 31:
2007	$28.5
2008	22.1
2009	17.8
2010	15.6
2011	11.7
Thereafter	37.3
Total minimum payments	$133.0

We are involved in various environmental, contractual and product liability cases and claims which are considered routine to our business and from time to time the Company is named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the distribution of products containing asbestos by the Company and certain of its predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the German Federal Cartel Office in response to its initial request. In January 2007, the German Federal Cartel Office requested additional information which we have recently provided. At the current time, we cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Acquisition, we recorded intangible assets related to our European Distribution Agreement with Merck KGaA. As of December 31, 2006, the unamortized net book value of these intangible assets is approximately  $23.6.

In March 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning’s breach of contract claim, but in March 2007, reconsidered its ruling and has now permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. The Company believes Corning’s claims are without merit and will vigorously defend itself on those claims and pursue its counterclaims.

 (17)                     Transactions with Related Parties (Merck KGaA was a Related Party Prior to the Acquisition)

(a) Merck KGaA

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

Purchases from Merck KGaA

The Company purchases certain chemical products for resale from Merck KGaA for which it pays Merck KGaA in the normal course of business. The Company and Merck KGaA have entered into contracts that provide for the Company to be the distributor of certain Merck KGaA products in certain countries. These two contracts for North American and European territories expire on April 6, 2009 and may be extended for an additional five-year term subject to the occurrence of certain conditions.

In connection with the Acquisition, we also entered into other distribution agreements with Merck KGaA, including five-year distribution agreements with Merck KGaA to distribute its bioscience products in Europe and North America. In addition, we have entered into a supply agreement with Merck KGaA,

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

pursuant to which it agreed to continue to manufacture certain of our private label products for a period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. During 2005, this supply agreement was extended through December 31, 2007.

Logistics Services in Europe

Under the terms of an agreement that expires on December 31, 2007, Merck KGaA continues to provide logistics services to certain of our subsidiaries. Unless earlier terminated following a notice period, such logistics service agreements will be automatically renewed for an additional three years.

Systems/Technology Services

Prior to the Acquisition, we and Merck KGaA had historically performed certain information technology functions for each other. In order to maintain continuous and efficient operations, effective as of April 7, 2004, we entered into an information services master agreement with Merck KGaA to maintain these relationships following the Acquisition until such time as these services can be obtained internally or from other sources. We and Merck KGaA have continued to provide certain information technology services to each other consistent with the arrangements in place prior to the Acquisition, including Merck KGaA’s operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. The information services master agreement has an initial five-year term and will expire in April 2009, although individual services may be terminated during this term following a notice period.

Other Services Provided by the Company and by Merck KGaA

Certain subsidiaries of Merck KGaA and certain of our subsidiaries have continued to lease or sublease from one another, or otherwise share, space in various offices and warehouses in Europe since the completion of the Acquisition. The terms of these leasing and subleasing arrangements range from less than one year to up to six or more years and are generally at market rents and conditions. Certain other existing contracts with Merck KGaA have also remained in place since the Acquisition.

The following table summarized the transactions between VWR International Corporation and Merck KGaA during the periods when VWR International Corporation was a wholly-owned subsidiary of Merck KGaA:

January 1-
April 6,
2004
Sales to Merck KGaA, included in net sales	$8.4
Purchases from Merck KGaA, included in cost of goods sold and inventory	80.7
Services provided by Merck KGaA, included in selling, general and administrative expenses	3.3
Services provided to Merck KGaA, included in selling, general and administrative expenses	1.5

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Merck KGaA continues to be a significant supplier to the Company. Purchases from Merck KGaA, included in cost of goods sold and inventory, were approximately $283.3 for the year ended December 31, 2006, $288.7 for the year ended December 31, 2005 and $204.9 for the period April 7, 2004 to December 31, 2004.

(b) Transactions with CD&R

Under the terms of a consulting agreement between the Company and CD&R dated April 7, 2004 the Company paid CD&R $18.0 for transaction services rendered in connection with the Acquisition. In addition, the consulting agreement includes an annual consulting fee of $1.5 for financial advisory and management consulting services and a provision that CD&R would be paid an additional fee of $0.5 for any period CD&R provided the Company with an individual to be our Chief Executive Officer. In accordance with this provision, we paid $0.3 to CD&R in 2005. The consulting agreement terminates upon the earlier of (1) April 7, 2014; (2) the date on which an investment fund managed by CD&R no longer owns, directly or indirectly, any shares of common stock of the Company or its successor company; or (3) upon thirty days written notice of either party.

(c) Services performed by Debevoise & Plimpton LLP

The Company is provided legal services by Debevoise & Plimpton LLP. A senior member of that law firm is related to an individual that was a former member of our Board of Directors and a principal of CD&R. Total fees for services rendered during 2006, 2005 and 2004 were approximately $1.4, $0.3 and $7.4, respectively.

(d) Services performed by SIRVA, Inc.

The Company is provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Three members of the Company’s Board of Directors are also members of SIRVA’s Board of Directors. SIRVA is a related party because certain funds managed by CD&R, including Clayton, Dubilier & Rice Fund VI Limited Partnership that owns approximately 70% of our outstanding common stock as of December 31, 2006, have equity interests in SIRVA. Total expenses incurred with SIRVA during 2006, 2005 and 2004 were approximately $1.7, $1.7 and $1.0, respectively.

In December 2006, the Company and John Ballbach, our President and Chief Executive Officer, entered into an agreement, under which SIRVA would purchase Mr. Ballbach’s former house at its current fair market value of $1.0. As of December 31, 2006, the Company recorded an other current asset and an accrued expense of $1.0 to SIRVA under this agreement.

 (18)                     Segment and Geographical Financial Information

We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”), and Science Education. Asia Pacific operations are embedded within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in major pharmaceutical, biotechnology, chemical, technology, food

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

processing and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools in North America.

The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. North American Lab and European Lab are organized as distinct operating segments primarily because of geographic dispersion and the inherent differences in business models. The North American Lab segment is highly standardized and operated as an integrated business, whereas the European Lab business is more fragmented and its customer markets more localized. The Science Education operating segment has been differentiated from the North American Lab segment because of its unique and specialized product lines, concentration of customers in the educational sector and because it has higher gross margins. Operations within North America (excluding Science Education) have been aggregated due to the similarity of economic characteristics, product lines, customers and distribution methods. Similarly, operations within the European Lab segment have been aggregated because of common economic characteristics as well as the similarity among products, customers and distribution networks.

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

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Net Sales
North American Lab	$1,966.0	$1,902.4	$1,350.7	$486.5
European Lab	1,137.6	1,089.8	752.3	283.0
Science Education	154.0	146.0	109.2	23.7
Total	$3,257.6	$3,138.2	$2,212.2	$793.2
Operating Income
North American Lab	$112.2	$91.0	$65.1	$28.5
European Lab	59.4	38.1	24.1	13.1
Science Education	19.4	14.0	14.7	(0.1)
Total	$191.0	$143.1	$103.9	$41.5
Capital Expenditures
North American Lab	$15.7	$10.8	$6.5	$1.2
European Lab	5.8	6.9	6.2	2.1
Science Education	2.1	0.7	0.4	—
Total	$23.6	$18.4	$13.1	$3.3
Depreciation and Amortization
North American Lab	$22.5	$19.8	$15.4	$5.1
European Lab	17.3	12.7	9.3	3.6
Science Education	1.6	1.4	1.1	0.2
Total	$41.4	$33.9	$25.8	$8.9

	December 31,
	2006	2005
Assets
North American Lab	$1,618.1	$1,676.9
European Lab	833.2	690.6
Science Education	158.8	165.9
Total	$2,610.1	$2,533.4

The following is a reconciliation of reported operating income by segment to income before income taxes and cumulative effect of a change in accounting principle:

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Operating income, as reported
North American Lab	$112.2	$91.0	$65.1	$28.5
European Lab	59.4	38.1	24.1	13.1
Science Education	19.4	14.0	14.7	(0.1)
Total	191.0	143.1	103.9	41.5
Interest income	(6.7)	(2.7)	(0.8)	(0.2)
Interest expense	117.1	106.7	52.7	5.8
Other expense (income), net	1.5	(3.8)	(2.1)	0.1
Income before income taxes and cumulative effect of a change in accounting principle	$79.1	$42.9	$54.1	$35.8

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor			Predecessor
	Year Ended		April 7 -	January 1 -
	December 31,		December 31,	April 6,
	2006	2005	2004	2004
Net Sales
United States	$1,871.7	$1,813.1	$1,322.6	$456.5
International	1,385.9	1,325.1	889.6	336.7
Total	$3,257.6	$3,138.2	$2,212.2	$793.2

	December 31,
	2006	2005
Long-lived Assets
United States	$1,062.3	$1,072.0
International	644.5	612.7
Total	$1,706.8	$1,684.7
Assets
United States	$1,506.2	$1,545.4
International	1,103.9	988.0
Total	$2,610.1	$2,533.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

 (19)                     Unaudited Quarterly Financial Information

	2006
	First	Second	Third	Fourth(1)
Net sales	$795.8	$815.0	$817.6	$829.2
Gross profit	214.4	219.1	223.6	226.2
Operating income(3)	46.1	45.5	54.7	44.7
Interest expense, net	27.4	26.7	27.9	28.4
Other expense (income), net	0.8	(0.4)	(0.1)	1.2
Income before income taxes and cumulative effect of a change in accounting principle	17.9	19.2	26.9	15.1
Net income	11.0	13.4	15.6	6.4

	2005
	First	Second	Third	Fourth(2)
Net sales	$754.1	$794.8	$812.0	$777.3
Gross profit	192.7	200.8	209.6	200.6
Operating income	25.0	32.8	47.3	38.0
Interest expense, net	25.1	25.6	26.3	27.0
Other expense (income), net	(1.0)	(0.8)	(1.3)	(0.7)
Income before income taxes and cumulative effect of a change in accounting principle	0.9	8.0	22.3	11.7
Cumulative effect of a change in accounting principle	—	—	—	(0.5)
Net income	0.5	4.8	12.3	3.9

(1)          Operating income in the fourth quarter of 2006 includes net charges of $5.8 primarily to correct accounting errors related to the accounting for fixed assets as well as various accounting errors related to one of our European subsidiaries. Depreciation expense and loss on disposal of assets were increased by $6.0 and $0.4, respectively, due to accounting errors related to fixed assets acquired as part of the Acquisition, and selling, general and administrative expense was decreased by $2.4 due to the inadvertent expensing of certain portable assets since the Acquisition. Additionally, $1.7 of accounting errors related to one of our foreign subsidiaries were identified and corrected in connection with the conversion to a new accounting system during the fourth quarter of 2006, which resulted in increases to cost of goods sold; selling, general and administrative expenses; and other expense (income), net of $0.9, $0.2, and $0.6, respectively.

The effect of the adjustments on the cumulative results of operations were charges of $2.4 for the period from the Acquisition through December 31, 2005. The remaining charge of $3.4 would have (decreased)/increased the first, second and third quarter 2006 results by ($2.3), ($3.1), and $2.0, respectively. Management does not believe the errors are material to the current annual or previously reported annual and interim periods.

Operating income in the fourth quarter of 2006 also includes a reduction in 2006 accrued bonuses of approximately $2.5 resulting from a change in accounting estimate.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

(2)          Operating income in the fourth quarter of 2005 includes a reduction in 2005 accrued bonuses of approximately $4.1 and a charge of $1.7 to write-off deferred costs associated with the termination of a customer contract by the Company during the quarter.

(3)          Operating income includes stock-based compensation expense related to our adoption of SFAS 123R of $0.4, $1.8, $0.4 and $2.0 for the first, second, third and fourth quarters of 2006, respectively.

 (20)                     Condensed Consolidating Financial Information

Holdings Corp was incorporated on November 22, 2006 as a direct wholly owned subsidiary of CDRV. On December 6, 2006, Holdings Corp assumed the obligations under the Senior Discount Notes, and became the obligor on the Senior Discount Notes. CDRV has guaranteed the Senior Discount Notes on an unsecured senior subordinated basis. On December 14, 2006, CDRV issued the Senior Floating Rate Notes and paid a dividend to its stockholders in December 2006.

The following condensed consolidating financial information presents the balance sheet at December 31, 2006 and statements of operations and cash flows for the year ended December 31, 2006 (except in the case of Holdings Corp, where the statements of operations and cash flows are from its date of incorporation to December 31, 2006) of (1) CDRV, (2) Holdings Corp, the obligor on the Senior Discount Notes, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate CDRV, Holdings Corp and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Assets
Cash and cash equivalents	$1.3	$—	$138.1	$—	$139.4
Trade accounts receivable, net	—	—	452.7	—	452.7
Inventories	—	—	260.6	—	260.6
Other current assets	17.1	—	56.6	(23.1)	50.6
Total current assets	18.4	—	908.0	(23.1)	903.3
Property and equipment, net	—	—	156.9	—	156.9
Goodwill	—	—	933.1	—	933.1
Other intangible assets, net	—	—	552.3	—	552.3
Deferred income taxes	5.1	0.8	7.2	—	13.1
Investment in subsidiaries, net	392.4	752.7	—	(1,145.1)	—
Other assets	5.8	1.2	44.4	—	51.4
Total assets	$421.7	$754.7	$2,601.9	$(1,168.2)	$2,610.1
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$38.3	$(16.5)	$21.8
Accounts payable	—	—	380.8	—	380.8
Accrued expenses	8.3	—	169.1	(6.6)	170.8
Total current liabilities	8.3	—	588.2	(23.1)	573.4
Long-term debt	350.0	362.8	953.0	—	1,665.8
Other long-term liabilities	—	—	80.5	—	80.5
Deferred income taxes	—	—	227.0	—	227.0
Total liabilities	358.3	362.8	1,848.7	(23.1)	2,546.7
Common stock purchase subject to guarantee agreement	0.5	—	0.5	(0.5)	0.5
Stockholders’ equity	62.9	391.9	752.7	(1,144.6)	62.9
Total liabilities and stockholders’ equity	$421.7	$754.7	$2,601.9	$(1,168.2)	$2,610.1

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2006, 2005 and 2004
(Dollars in millions, except share data)

Condensed Consolidating Statement of Operations

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Net sales	$—	$—	$3,257.6	$—	$3,257.6
Cost of goods sold	—	—	2,374.3	—	2,374.3
Gross profit	—	—	883.3	—	883.3
Selling, general and administrative expenses	0.1	—	693.2	—	693.3
Restructuring credits	—	—	(1.0)	—	(1.0)
Operating (loss) income	(0.1)	—	191.1	—	191.0
Interest, net of interest income	31.6	2.2	76.6	—	110.4
Other expense, net	—	—	1.5	—	1.5
(Loss) income before income taxes and equity in earnings of subsidiaries	(31.7)	(2.2)	113.0	—	79.1
Income tax benefit (provision)	10.8	0.8	(44.3)	—	(32.7)
Equity in earnings of subsidiaries, net of tax	67.3	3.5	—	(70.8)	—
Net income	$46.4	$2.1	$68.7	$(70.8)	$46.4

Condensed Consolidating Statement of Cash Flows

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Net cash provided by operating activities	$2.7	$—	$170.5	$—	$173.2
Cash flows from investing activities:
Capital expenditures	—	—	(23.6)	—	(23.6)
Other investing activities, net	—	—	(0.5)	—	(0.5)
Net cash used in investing activities	—	—	(24.1)	—	(24.1)
Cash flows from financing activities:
Proceeds from debt	350.0	—	4.4	—	354.4
Repayment of debt	—	—	(106.1)	—	(106.1)
Net change in bank checks outstanding	—	—	(33.4)	—	(33.4)
Dividends paid	(343.5)	—	—	—	(343.5)
Other financing activities, net	(7.9)	—	(2.6)	—	(10.5)
Net cash used in financing activities	(1.4)	—	(137.7)	—	(139.1)
Effect of exchange rate changes on cash	—	—	3.3	—	3.3
Net increase in cash and cash equivalents	1.3	—	12.0	—	13.3
Cash and cash equivalents beginning of period	—	—	126.1	—	126.1
Cash and cash equivalents end of period	$1.3	$—	$138.1	$—	$139.4

(21) Subsequent Events

On March 12, 2007, we announced that investment banks Goldman Sachs & Co. and Banc of America Securities LLC have been retained to explore strategic options for us.

During March 2007, we agreed to acquire the remaining 76% interest in KMF, an equity affiliate of the Company, effective April 1, 2007. KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany. The purchase price, including the assumption of debt, is approximately $21.0 and will be funded from our operating cash flows.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CDRV Investors, Inc.:

We have audited management’s assessment, included in the accompanying annual report on internal control over financial reporting, that CDRV Investors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDRV Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CDRV Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CDRV Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDRV Investors, Inc. and subsidiaries (Successor) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and for the period April 7, 2004 to December 31, 2004 (Successor periods) and from January 1, 2004 to April 6, 2004 (Predecessor period), and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2007

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers:

Name	Age	Position
John M. Ballbach	46	President, Chief Executive Officer and Director
Jack L. Wyszomierski	51	Executive Vice President and Chief Financial Officer
Matthew Malenfant	45	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	48	Senior Vice President & Managing Director of Europe, Lab Distribution and Services
George Van Kula	43	Senior Vice President, General Counsel and Secretary
Charles F. Canfield	57	Senior Vice President, Human Resources
Theodore C. Pulkownik	49	Senior Vice President, Corporate Development, Asia/Pacific and Export
Kevin P. Leak	47	Senior Vice President, Category Management, Marketing and Supply Chain Management
Jon Michael Colyer	33	Vice President and General Manager of Science Education
Gregory L. Cowan	53	Vice President and Corporate Controller
B. Charles Ames	81	Director
Charles A. Banks	66	Chairman
Robert L. Barchi	60	Director
Alan W. Dunton	52	Director
Joseph F. Eckroth, Jr.	48	Director
Lewis S. Edelheit	64	Director
George K. Jaquette	32	Director
Brian P. Kelley	46	Director
Richard J. Schnall	37	Director
Carl T. Stocker	63	Director
Robert J. Zollars	49	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

John M. Ballbach is our President and Chief Executive Officer, as well as one of our directors, positions he has held since November 2005. Before joining us, Mr. Ballbach was a private investor since April 2004, and President of Ballbach Consulting LLC since June 2004. Prior to that, he was an officer of The Valspar Corporation, a global coatings and paint manufacturer and distributor, and served as its President and Chief Operating Officer from 2002 until January 2004. From 2000 to 2002, Mr. Ballbach served as the Senior Vice President of EPS, Color Corporation and Operations, of The Valspar Corporation. Mr. Ballbach joined the Valspar Corporation in 1990 and had been its group Vice President, Packaging, since 1998. Mr. Ballbach holds a Bachelor of Arts from Georgetown College and a Masters of Business Administration from the Harvard Business School.

Jack L. Wyszomierski is our Executive Vice President and Chief Financial Officer, a position he has held since June 2004. Prior to joining us in 2004, Mr. Wyszomierski spent over 20 years at Schering-Plough

Corporation, a corporation that develops and markets prescription drugs, animal health products, over-the-counter drugs and personal care products. Mr. Wyszomierski held a variety of positions at Schering-Plough, most recently serving as Executive Vice President and Chief Financial Officer from 1996 until 2003. Mr. Wyszomierski is a member of the Board of Directors and the Chairman of the Audit Committee of Exelixis, Inc. Mr. Wyszomierski holds a Bachelor of Science and a Masters of Science from Carnegie Mellon University.

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

Manuel Brocke-Benz is our Senior Vice President & Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. Mr. Brocke-Benz joined the company in 1987. Prior to assuming his present position, Mr. Brocke-Benz served as our Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as our Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001 he served as General Manager Benelux countries, VP European Key Accounts, VP European Marketing and Corporate Senior VP Global E-business. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany.

George Van Kula is our Senior Vice President, General Counsel and Secretary, a position he has held since May 2006. Prior to joining us in 2006, Mr. Van Kula worked for Honeywell International Inc., where he spent approximately ten years and most recently was Vice President and General Counsel, Europe, Middle East and Africa, based in Brussels, Belgium. Prior to Honeywell, Mr. Van Kula began his legal career with Latham & Watkins in the Los Angeles and London offices. Mr. Van Kula received his law degree from the University of Michigan Law School and has a Bachelor of Arts degree from the University of Notre Dame.

Charles F. Canfield is our Senior Vice President, Human Resources, a position he has held since July 2004. Prior to joining us in 2004, Mr. Canfield was the Senior Vice President, Human Resources and Communications, of the Ondeo Nalco Company from 2001 until 2003. Before joining Ondeo Nalco, Mr. Canfield had a long tenure with Moore Corporation Limited, a company specializing in the manufacture of business forms. Mr. Canfield began his career at Moore in 1973, most recently serving as the President of Moore’s Canadian operating division from 1997 until 1998, and as Moore’s Vice President, Corporate Human Resources and Communications, from 1988 until 1997 and from 1998 until 2001. Mr. Canfield holds a Bachelor of Science from California State University and a Masters of Business Administration from the University of Toronto.

Theodore C. Pulkownik is our Senior Vice President, Corporate Development, Asia/Pacific and Export, a position he has held since July 2004. Prior to joining us in 2004, Mr. Pulkownik held two positions with Standard & Poors, which is a division of the McGraw-Hill Companies. From 2002 until 2004, Mr. Pulkownik was a Managing Director of Standard & Poors Corporate Value Consulting, and from 2000 to 2002, Mr. Pulkownik was the Senior Vice President, Business Development, for Standard & Poors. Before joining Standard & Poors, Mr. Pulkownik was a Senior Vice President for Holberg Industries, a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, Mr. Pulkownik was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Prior to GE, Mr. Pulkownik spent five years at McKinsey and Co. and nine years at Procter and Gamble. Mr. Pulkownik holds a Bachelor of Business Administration from the University of Wisconsin and a Masters of Business Administration from the University of Michigan.

Kevin P. Leak is our Senior Vice President, Category Management, Marketing and Supply Chain Management, a position he has held since January 2006. Mr. Leak joined us in 1995 when we acquired Baxter International’s industrial distribution business. Prior to assuming his current position, Mr. Leak served as our Vice President of Global Strategic Sourcing & Supply Chain Management from 2004 to 2005, the North America Vice President of Marketing from 2000 to 2004, and Vice President of Marketing for our Production Supplies & Services business from 1998 to 2000. Mr. Leak is a former United States Army officer where he held several positions in both command and staff. He is a graduate of Pace University with a Bachelor of Business Administration in Management and Masters of Business Administration in Marketing.

Jon Michael Colyer is our Vice President and General Manager of Science Education, a position he has held since May 2005. Mr. Colyer joined us in 2004 as our Vice President North American Call Centers. Prior to joining us, Mr. Colyer worked for Textron, a large industrial conglomerate, as the Director for Enterprise Excellence and Director of Bell Helicopter’s Composite Manufacturing facility. Prior to Textron, Mr. Colyer spent five years with GE in various roles including Six Sigma Black Belt, E-commerce Program Manager, and Leadership Development Program Member. Mr. Colyer graduated from the University at Buffalo in 1996 with a Bachelor of Science in Civil Engineering and Masters of Business Administration in Corporate Finance.

Gregory L. Cowan is our Vice President and Corporate Controller, a position he has held since December 2004. Prior to joining us, Mr. Cowan spent approximately five years at CDI Corporation in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, Mr. Cowan was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit capacities for eleven years. Mr. Cowan graduated from Rutgers University with a degree in Accounting. Mr. Cowan is also a Certified Public Accountant.

B. Charles Ames is one of our directors, a position he has held since the Acquisition. Mr. Ames is Vice Chairman and an operating principal of CD&R. Prior to joining CD&R in 1987, Mr. Ames served as Chairman and President and Chief Executive Officer of Reliance Electric Company, Chief Executive Officer of Acme Cleveland Corporation, and Chief Executive Officer and Chairman of The Uniroyal Goodrich Tire Company. Mr. Ames’ family trust is a limited partner of CD&R Associates VI Limited Partnership. Mr. Ames is a director and stockholder of CD&R Investment Associates VI, Inc. He also serves on the Board of Directors of Remington Arms Company, Inc. Mr. Ames holds a Ph.B. from Illinois Wesleyan University and a Masters of Business Administration from Harvard Business School.

Charles A. Banks is our Chairman, a position he has held since December 2006. Mr. Banks is an operating principal at CD&R. Prior to joining CD&R, he served as Chief Executive Officer at Wolseley, the world’s largest specialist trade distributor of plumbing and heating products to professional contractors and a leading supplier of building materials in North America, UK and Continental Europe. He was appointed to the Board of Directors of Wolseley in 1992. Prior to Wolseley, Mr. Banks held a number of executive positions at Ferguson Enterprises, a subsidiary of Wolseley and a distributor of plumbing supplies, pipes, valves and fittings and a distributor of heating and cooling equipment in the U.S. Mr. Banks is a member of the Board of Directors of Bunzl plc, a worldwide distribution company, and of Townebank Peninsula, formerly Harbor Bank. Mr. Banks also sits on the College of William and Mary Board of Visitors and is a member of the Board of Regents, Harris Manchester College, Oxford University. He graduated from Brown University, after which he spent two years in the U.S. Navy on active duty attaining the rank of Lieutenant JG.

Robert L. Barchi is one of our directors, a position he has held since May 2006. Dr. Barchi is currently the President of Thomas Jefferson University. Prior to coming to Thomas Jefferson University, Dr. Barchi was the Provost of the University of Pennsylvania, having spent much of his prior academic career in the University of Pennsylvania’s School of Medicine. As the Provost and Chief Academic Officer, Dr. Barchi was responsible for the oversight of University of Pennsylvania’s twelve schools and its research enterprise, academic policies and student activities. Dr. Barchi is a director of Covance, Inc., a trustee of Ursinus College, and serves on the editorial boards and numerous journals in the field of neuroscience and neurology. Dr. Barchi received Bachelor and Master of Science degrees from Georgetown University, as well as a Doctor of Philosophy degree and a Doctor of Medicine degree, both from the University of Pennsylvania.

Alan W. Dunton is one of our directors, a position he has held since May 2006. Dr. Dunton has served as the Chief Executive Officer and a director of Panacos Pharmaceuticals, Inc., a biotechnology company, since January 2007. He also has been a principal consultant with Danerius, LLC, a healthcare consulting company, since January 2006. During 2006, Dr. Dunton served as the non-executive chairman of the Board of Directors at ActivBiotics, Inc., a privately held biopharmaceutical company. Previously, he held executive positions as President and Chief Executive Officer of Metaphore Pharmaceuticals (from 2003 until 2005, when it merged with ActivBiotics), a privately held pharmaceutical company that developed drugs for the treatment of pain, autoimmune disorders and inflammation, President and Chief Operating Officer of Emisphere Technologies, Inc. (from January through December 2002), and President and Managing Director of the Janssen Research Foundation, a Johnson & Johnson company. Dr. Dunton is also a member of the Board of Directors of Adams Respiratory Therapeutics, Inc., MediciNova, Inc. and Targacept, Inc. Dr. Dunton received his medical degree from the New York University School of Medicine.

Joseph F. Eckroth, Jr. is one of our directors, a position he has held since November 9, 2004. Mr. Eckroth is the Executive Vice President and Chief Operating Officer for New Century Financial Corporation. Prior to joining New Century, Mr. Eckroth served as the Chief Information Officer for Mattel, Inc., a position he held from 2000 until 2005. Prior to joining Mattel, Inc., Mr. Eckroth served as an information technology executive for the General Electric Company from 1996 until 2000, where he was the Chief Information Officer for GE Medical Systems and GE Industrial Systems business units. Prior to joining General Electric, Mr. Eckroth served in a variety of senior leadership positions for the Northrop Grumman Corporation from 1985 until 1996, most recently as Director of Information Systems and Technology. Mr. Eckroth holds a Bachelor of Science from the University of La Verne and a Masters of Business Administration from Pepperdine University School of Business and Management.

Dr. Lewis S. Edelheit is one of our directors, a position he has held since August 31, 2004. Dr. Edelheit retired from his position as the Senior Vice President, Corporate Research and Development, for the General Electric Company in 2001. Dr. Edelheit began his long tenure at General Electric as a physicist in the General Electric Research and Development Center in 1969, and returned to General Electric in 1991 to head its research and development efforts after a stint as the President and Chief Executive Officer of Quantum Medical Systems from 1986 until 1991. Dr. Edelheit is a member of the National Academy of Engineering, and a Fellow of the American Physical Society. Dr. Edelheit serves as a director of Sonic Innovations, Inc. and Hubspan, Inc. Dr. Edelheit holds a Bachelor of Science, a Masters of Science and a Ph.D. from the University of Illinois.

George K. Jaquettevis one of our directors, a position he has held since December 2006. Mr. Jaquette is a professional employee of CD&R. Prior to joining CD&R, Mr. Jaquette worked in the Principal Investment Area and Investment Banking Division of Goldman, Sachs & Co. He also worked at K Capital Management, a multi-strategy investment firm. Mr. Jaquette holds a Bachelor of Science from Bucknell University and Masters of Business Administration from Harvard Business School.

Brian P. Kelley is one of our directors, a position he has held since August 31, 2004. Mr. Kelley currently is the President and Chief Executive Officer of SIRVA, Inc., a position he has held since 2002. He also currently serves as a director of SIRVA, Inc. Mr. Kelley resigned in his capacity as an officer and director of SIRVA, Inc. effective April 1, 2007 to become President, Coca-Cola Company Non-Carbonated Beverages. Prior to joining SIRVA, Inc., Mr. Kelley was an executive for the Ford Motor Company, serving as the President of Ford’s Lincoln Mercury business from 2001 until 2002, and as Ford’s Vice President of Global Consumer Services from 1999 until 2001. Prior to joining Ford, Mr. Kelley was a senior executive for General Electric Company from 1994 until 1999. Mr. Kelley began his career at Procter & Gamble in 1983, where he was ultimately responsible for some of the company’s most recognized brand names. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

Richard J. Schnall is one of our directors, a position he has held since the Acquisition. Mr. Schnall is a financial principal of CD&R. Prior to joining CD&R in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates VI, Inc. He serves as a director of SIRVA, Inc and Sally Beauty Holdings. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School.

Carl T. Stocker is one of our directors, a position he has held since August 31, 2004. Since 1997, Mr. Stocker has owned and managed his own acquisition, investment and consulting company, CTS Enterprises, LLC. Prior to that time, Mr. Stocker served as the chief financial executive of General Electric’s Industrial Systems business from 1990 until 1996, and concurrently served as chief information technology executive from 1992 until 1996. Mr. Stocker was also a member of General Electric’s Corporate Finance and Information Technology Councils during these same periods, and served as the senior integration leader for the Space Systems Division created by General Electric’s acquisition and merger of RCA’s Aero Space Group. Mr. Stocker is a director of SIRVA, Inc. Mr. Stocker graduated from Wright State University in 1970 after serving with the U.S. Army.

Robert J. Zollars is one of our directors, a position he has held since August 31, 2004. Since July 2006, he has served as the President and Chief Executive Officer and a director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare. From 1999 until March of 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, Mr. Zollars was the EVP and Group President of Cardinal Health, Inc., from 1997 until 1999, and was responsible for five of their wholly-owned subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution business at Baxter International. Mr. Zollars serves as a director of For Health Technologies and Diamond Foods. Mr. Zollars is the Chairman of the Center for Services Leadership at Arizona State University, and is a member of the Young Presidents Organization. Mr. Zollars is a graduate of Arizona State University and holds a Masters of Business Administration from John F. Kennedy University.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board is composed of twelve directors, none of whom, with the exception of Mr. Ballbach, are executive officers of our company.

Audit Committee

Our audit committee currently consists of Alan W. Dunton, Dr. Lewis S. Edelheit, George K. Jaquette Richard J. Schnall, and Carl T. Stocker. Our board of directors has determined that Carl T. Stocker is the current audit committee financial expert serving on the audit committee for purposes of the Securities and Exchange Act of 1934. Mr. Stocker is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our board of directors in monitoring:

•       the quality of our financial reporting and other internal control processes,

•       the quality and integrity of our financial statements,

•       the independent auditors’ qualifications and independence,

•       the performance of our internal audit function and independent auditors, and

•       our compliance with legal and regulatory requirements and our Code of Ethics and Conduct.

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

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We are the indirect parent company of VWR. We do not have our own employees, and the same individuals serve on both VWR’s and our Board of Directors (and committees thereof) and senior management team. These individuals do not receive separate cash consideration from us. The Compensation Committee of VWR’s Board of Directors (the “Committee”) has overall responsibility for evaluating the compensation and benefit plans available to the executive officers and ensuring overall alignment to our compensation philosophy. The Compensation Committee of our Board of Directors does not make separate compensation decisions from the Committee, except that our Compensation Committee or our full Board of Directors must approve the investment opportunities and equity incentive compensation provided to the executive officers since these relate to investments in, or grants linked to, our common stock. In developing the executive officer compensation program, the Committee works in consultation with an outside consulting firm and with the Chief Executive Officer (other than with respect to his own compensation), and then the recommendations are submitted to VWR’s and our Board of Directors for approval.

Compensation Philosophy and Objectives

We believe that the compensation program for the executive officers should primarily reward the achievement of specific annual, long-term and strategic goals by us, and align executive officers’ interests with those of the stockholders by providing opportunities to share in the gains in equity value. Accordingly, a significant percentage of total annual compensation has been allocated to performance-based cash incentives because these are directly linked to the achievement of our business objectives. In addition, all of the executive officers have purchased shares of our common stock and have received grants of equity-based awards from us, thereby directly linking their interests with those of our stockholders.

We review and evaluate both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process, we engage an outside global human resources consulting firm to conduct an annual review of the compensation program for all executive officers. This firm provides us with relevant market data, including information regarding the compensation programs implemented by a peer group of companies for comparison purposes. In connection with our 2006 review of the compensation program, we considered the following peer group of companies:

Agilent Technologies, Inc.	Owens & Minor, Inc.
Amgen, Inc.	Patterson Companies Inc.
Applied Industrial Technologies, Inc.	PSS World Medical Inc.
Becton Dickinson & Co.	Henry Schein, Inc
Cintas Corp.	Sigma-Aldrich Corp.
Genentech, Inc.	Thermo Fisher Scientific Inc.
Grainger (W.W.) Inc.	Waters Corp.
Hospira Inc.	Wesco International
Omnicare, Inc.

We believe that these companies are an appropriate peer group for comparison purposes because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries). We adjust the compensation information concerning these companies, as appropriate, to reflect the relative size of each company versus our size (in terms of annual revenues), so that a proper comparison of compensation programs can be made.

When setting total compensation for each of the executive officers, the Committee reviews tally sheets that reflect the executive officer’s current compensation, including incentive compensation. We target base salaries at or near the median, or 50th percentile, of our peer group because we believe this strategy is necessary to retain the executives or, when necessary, attract a new executive. We set performance-based cash incentive compensation at or near the 75th percentile of our peer group because we believe that a substantial piece of the overall annual cash compensation should be dependent on meeting or exceeding the annual performance targets related to key business objectives for that year.

The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to the named executive officers are similar to those provided to other executive officers.

Components of Compensation

For 2006, the principal components of compensation for the named executive officers were:

•       base salary;

•       performance-based cash incentive compensation;

•       a special bonus payment and a retention bonus plan that was instituted as a result of our December 2006 recapitalization;

•       investment opportunities and equity incentive compensation;

•       retirement and other benefits; and

•       perquisites and other personal benefits.

Base Salary

As is customary, we provide a base salary to the named executive officers. In 2006, we reviewed the base salaries of the named executive officers. During such review, we took into account the following:

•       market data provided by our outside consulting firm;

•       the executive officer’s position and responsibilities;

•       internal review of the executive officer’s compensation, both individually and relative to other officers; and

•       individual performance of the executive officer.

As a result of such review, the Committee established the annualized base salaries of the named executive officers for 2006, in comparison to 2005, as follows:

Name	Year	Salary ($)
John M. Ballbach
Director, President and	2006	$650,000
Chief Executive Officer(1)	2005	650,000
Jack L. Wyszomierski
Executive Vice President and	2006	385,000
Chief Financial Officer	2005	350,000
George Van Kula
Senior Vice President,	2006	325,000
General Counsel and Secretary(2)	2005	—
Theodore C. Pulkownik
Senior Vice President,
Corporate Development,	2006	280,008
Asia/Pacific & Export	2005	250,000
Charles F. Canfield
Senior Vice President,	2006	280,000
Human Resources	2005	250,000

(1)          Mr. Ballbach joined us in his current position in November 2005.

(2)          Mr. Van Kula joined us in his current position in May 2006.

At its February 2007 meeting, the Committee approved the following annualized base salaries for the named executive officers, effective September 1, 2007:  Mr. Ballbach—$750,000; Mr. Wyszomierski - $415,800; Mr. Van Kula—$344,500; Mr. Pulkownik—$299,600; and Mr. Canfield—$288,400.

Performance-Based Cash Incentive Compensation

The Committee has established an annual performance-based cash incentive compensation program referred to as the Management Incentive Plan (the “MIP”). Under the MIP, performance targets, expressed as a percentage of base salary, are established for the participants in February of each year. Payments under the MIP for a given year are then determined based on the achievement by us and the participants of predetermined performance measures.

For 2006, the named executive officers’ target bonuses under the 2006 MIP, expressed as percentages of their respective base salaries, were as follows:

% of Base
Name	Salary
John M. Ballbach	100%
Jack L. Wyszomierski	85%
George Van Kula	75%
Theodore C. Pulkownik	75%
Charles F. Canfield	75%

For 2006, each named executive officer’s cash bonus award was based upon achievement of the following factors or criteria:

(1)         An internal performance-based metric similar to EBITDA, based on our operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used and also differs from “Credit Agreement EBITDA”. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” for a discussion of Credit Agreement EBITDA. Internal EBITDA is generally calculated as consolidated net income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain non-recurring items and the impacts resulting from changes in accounting principles. In addition, Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established as of the beginning of each year. In 2006, Internal EBITDA necessary to achieve 100% of the potential payout attributable to this factor was $245 million.

(2)         Various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding.

(3)         Various strategic/cultural objectives, which include individual performance goals and our compliance efforts to address the requirements of Section 404 of the Sarbanes-Oxley Act prior to the mandatory compliance date of December 31, 2007.

In 2006, each of these factors accounted for 70%, 15% and 15%, respectively, of the total potential MIP award, and we were required to achieve a minimum internal EBITDA of $207.7 million in order for a payment to be made with respect to any factor.

Based on our performance during 2006, the named executive officers earned the annual incentive cash compensation reflected in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table.

Special Bonus and Retention Bonus Plan

In December 2006, we used the net proceeds from the sale of $350 million aggregate principal amount of our senior floating rate notes to pay a distribution to the holders of our common stock. Under the terms of the Stock Plan, this distribution requires an adjustment to the exercise price or other terms of outstanding stock options to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all stock options outstanding under the Stock Plan was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to reduce the exercise price of certain stock options to reflect the distribution to the full extent provided under the Stock Plan. As a result, we made cash payments of approximately $13.5 million to certain holders of vested and unvested stock options, including certain of the named executive officers, to ensure that such holders maintained the same rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced. The payments made to the named executive officers as a result of the foregoing are reflected in the column “Bonus” of the Summary Compensation Table.

In December 2006, we also adopted a Retention Bonus Plan (the “Retention Bonus Plan”) for certain executive officers and other employees who hold restricted stock units. Under the Retention Bonus Plan, an aggregate payment of approximately $1.3 million is to be paid to holders of restricted stock units as of the date of adoption of the Retention Bonus Plan, including Messrs. Ballbach and Wyszomierski, in installments over approximately five years (subject to vesting). Amounts earned by these named executive officers related to the Retention Bonus Plan in 2006 are reflected in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table. See “Potential Payments Upon Termination or Change of Control” for information regarding acceleration of vesting of these payments.

Investment Opportunities and Equity Incentive Compensation

Investment Opportunities and related Option Grants under Stock Incentive Plan

Shortly after the completion of the Acquisition in April 2004, we adopted the Stock Plan, pursuant to which our Board of Directors may provide the executive officers or certain other key employees, including the named executive officers, with the opportunity to purchase shares of our common stock. In March 2006, Mr. Ballbach purchased 19,643 shares at a purchase price of $56 per share, and in September 2006, he purchased 4,201 shares at a purchase price of $119 per share. In June 2006, Mr. Van Kula purchased 6,670 shares at a purchase price of $75 per share. There were no other purchases of shares by named executive officers in 2006.

For each share of our common stock purchased by a participant, we generally have granted such participant two options (three options in the case of Mr. Ballbach) to purchase additional shares of our common stock. The options granted to the named executive officers in 2006 are shown on the Grants of Plan-Based Awards Table. The options vest in equal installments over the first five years of the ten-year option term. See “Potential Payments Upon Termination or Change of Control” for information regarding acceleration of vesting of stock options. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. Although each executive officer is eligible to be provided with an investment opportunity pursuant to the Stock Plan, any such opportunity provided to any individual or the officers as a group is entirely at the discretion of our Board of Directors.

Restricted Stock Unit Grants under Stock Plan

From time to time, our Board of Directors has granted to certain executive officers and other key employees, including certain of the named executive officers, restricted stock units under the Stock Plan. No restricted stock units were granted to the named executive officers in 2006. The restricted stock units represent a future right to receive shares of our common stock. The restricted stock units vest in equal installments over the first five years following the grant date. See “Potential Payments Upon Termination or Change of Control” for information regarding acceleration of vesting of restricted stock units. Prior to the issuance of shares represented by the restricted stock units, the holder has no rights as a stockholder with respect to such shares, including voting rights and the right to receive dividends or dividend equivalents. Although each executive officer is eligible to receive restricted stock units, the granting of restricted stock units to any individual or the officers as a group is entirely at the discretion of our Board of Directors.

We believe that these investment opportunities and grants encourage the executive officers to focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other stockholders. The investment opportunities provide an opportunity for executive officers and certain designated key employees to increase their stake in us by putting their own financial resources “at risk” based on our performance. In addition, by using a mix of long-term stock option and restricted stock unit grants, the executive officers are encouraged to focus on sustained increases in our share value. Specifically, the granting of stock options and restricted stock units assists us to:

•       enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•       provide an opportunity for increased equity ownership by executives; and

•       maintain competitive levels of total compensation.

Retirement and Other Benefits

Defined Benefit Plan

VWR sponsors a defined benefit pension plan that was frozen on May 31, 2005. The pension plan covered substantially all of VWR’s full-time U.S. employees (except employees covered by collective bargaining agreements who participate in independently operated plans). Because the pension plan complies with ERISA and Internal Revenue Code maximum compensation and defined benefit limitations, certain of the annual retirement benefits will be paid pursuant to our Supplemental Pension Plan. None of the named executive officers are entitled to benefits under these defined benefit plans.

Savings Plan

VWR sponsors the VWR International, Inc. Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S. based associates, including the named executive officers, are able to contribute the lesser of up to 25% of their earnings or the limit prescribed by the Internal Revenue Service to the Savings Plan on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR makes a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This supplemental contribution also is subject to earnings limitations under applicable federal income tax rules. All contributions to the Savings Plan are fully-vested upon contribution. All of the named executive officers were eligible for benefits under the Savings Plan.

Perquisites and Other Personal Benefits

The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. Currently, the perquisites and other benefits provided to executive officers primarily include annual automobile allowances, financial planning assistance, relocation benefits under our relocation policy and, in the case of Mr. Pulkownik, a housing allowance and commuting reimbursements. In connection with Mr. Ballbach’s relocation, in December 2006, we agreed to an amendment to the terms of his employment agreement to require us to cause our provider of employee relocation services to purchase his former house at its current fair market value of $970,000. We agreed with the provider that the house would be resold and any difference in the resale price would be our responsibility. In recognition of the decrease in the fair market value of the house since his commencement of employment in November 2005, we also agreed to pay Mr. Ballbach a special one-time bonus of $92,500.

Attributed costs of the personal benefits described above for the named executive officers for 2006, are included in the column “All Other Compensation” of the Summary Compensation Table.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We generally structure our compensation programs so that they are deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based awards in accordance with the requirements of SFAS 123R, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees. We previously accounted for these awards using the intrinsic value method of APB 25. Under APB 25, we generally did not recognize compensation expense for the options granted because the options had an exercise price equal to their fair value on the date of grant.

Executive compensation disclosed in the Summary Compensation Table includes the full amount of the special bonus to the named executive officers in connection with our distribution in December 2006, which is more fully described under “Special Bonus and Retention Bonus Plan” and Note 15 under “Item 8—Financial Statements and Supplementary Data.” The full amount of the distribution to VWR’s employees, including the named executive officers, was $13.5 million of which $1.4 million was recorded as a compensation charge and $12.1 million was charged to additional paid-in-capital.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

B. Charles Ames
Charles A. Banks
Robert L. Barchi
Joseph F. Eckroth, Jr.
Brian P. Kelley
Robert J. Zollars

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of B. Charles Ames, Charles A. Banks, Robert L. Barchi, Joseph F. Eckroth, Jr., Brian P. Kelley and Robert J. Zollars. Messrs. Ames and Banks are affiliated with CD&R (and various of its affiliates) and are not independent within the meaning of the Securities and Exchange Act of 1934. See “Item 13—Certain Relationships and Related Transactions—Other Relationships” for certain relationships involving Messrs. Barchi and Kelley.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for 2006.

Name	Year	Salary ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(6) ($)	Total ($)
John M. Ballbach	2006	$650,004	$1,651,191	$100,000	$360,224	$548,096	$—	$173,476	$3,482,991
Director, President and
Chief Executive Officer
Jack L. Wyszomierski	2006	379,180	670,000	49,180	61,084	272,202	—	25,032	1,456,678
Executive Vice President
and Chief Financial Officer
George Van Kula(1)	2006	210,594	586,960	—	253,766	114,665	—	162,986	1,328,971
Senior Vice President,
General Counsel and
Secretary
Theodore C. Pulkownik	2006	275,010	670,000	—	61,084	148,886	—	89,664	1,244,644
Senior Vice President of
Strategey, Corporate
Development and Emerging
Markets
Charles F. Canfield	2006	275,010	435,500	—	39,704	148,886	—	38,903	938,003
Senior Vice President,
Human Resources

(1)             Mr. Van Kula joined us in his current position in May 2006.

(2)             This column represents the payments made in connection with the one-time payments made to holders of stock options described in the Compensation Discussion and Analysis under “Special Bonus and Retention Bonus Plan” and, in the cases of Messrs. Ballbach and Van Kula, one-time bonus payments relating to option grants, as described below.

In connection with Mr. Ballbach’s purchase of shares in March 2006, he was granted 58,929 options with an exercise price of $75 per share, which exceeded the exercise price of $56 per share included in Mr. Ballbach’s October 2005 employment agreement. Accordingly, we paid Mr. Ballbach a one-time bonus of $1,119,651, reflecting this increased exercise price.

Pursuant to his March 2006 employment agreement, Mr. Van Kula was granted the right to purchase 6,670 shares and the right to acquire two options at an exercise price of $75 per share for each share that he purchased. He purchased 6,670 shares in June 2006. The related options were not granted until September 2006, and they were granted at an exercise price of $119 per share, which was the per share fair value at the time of this grant. Accordingly, we paid Mr. Van Kula a one-time bonus of $586,960, reflecting this increased exercise price.

(3)             This column represents the compensation cost recognized for financial statement reporting purposes in 2006 for restricted stock units that vested during 2006. The value of each unit was determined as of the grant date.

(4)             This column represents the compensation cost recognized for financial statement reporting purposes in 2006 for the fair value of stock options granted to each of the named executive officers, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards and do not necessarily correspond to the actual value that may be recognized.

For accounting purposes, Mr. Van Kula’s right to purchase 6,670 shares described in note (2) above was treated as an option. Accordingly, we recognized compensation cost of $217,242 related to this option in accordance with SFAS 123R, and this compensation cost is included in the total for Mr. Van Kula.

(5)             This column represents amounts earned under the MIP and, in the cases of Messrs. Ballbach and Wyszomierski, amounts earned under the Retention Bonus Plan of $79,151 and $39,569, respectively.

(6)             This column represents the attributed costs to us of the perquisites and other personal benefits listed in the table below. The partial tax gross up reflected in the table below relates to our payment of Mr. Ballbach’s portion of the FICA tax associated with his purchase of shares in March 2006 (and described in the Option Exercises and Stock Vested Table).

	Relocation Benefits				Financial	Annual	Company Contributions
Name	Relocation Expenses	Reimbursement— Residence	Housing Allowance	Commuting Reimbursements	Planning Assistance	Automobile Allowance	to Savings Plan	Partial Tax Gross Up	Total
John M. Ballbach	$36,752	$92,500	$—	$—	$13,355	$14,032	$11,000	$5,837	$173,476
Jack L. Wyszomierski	—	—	—	—	—	14,032	11,000	—	25,032
George Van Kula	118,442	—	—	—	24,470	9,074	11,000	—	162,986
Theodore C. Pulkownik	—	—	36,000	6,886	21,889	13,889	11,000	—	89,664
Charles F. Canfield	—	—	—	—	13,871	14,032	11,000	—	38,903

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executive officers in 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/sh)	Awards ($)
John M. Ballbach	2/15/2006	$—	$650,004	$650,004	—	—	—	—	—	$—	$—
	12/7/2006	395,753	395,753	395,753	—	—	—	—	—	—	—
	3/10/2006	—	—	—	—	—	—	—	58,929	75.00	1,980,604
	9/6/2006	—	—	—	—	—	—	—	12,603	119.00	661,027
Jack L. Wyszomierski	2/15/2006	—	322,303	322,303	—	—	—	—	—	—	—
	12/7/2006	197,847	197,847	197,847	—	—	—	—	—	—	—
George Van Kula(2)	5/8/2006	—	157,946	157,946	—	—	—	—	6,670	75.00	217,242
	9/29/2006	—	—	—	—	—	—	—	13,340	119.00	693,947
Theodore C. Pulkownik	2/15/2006	—	206,258	206,258	—	—	—	—	—	—	—
Charles F. Canfield	2/15/2006	—	206,258	206,258	—	—	—	—	—	—	—

(1)             These columns represent (i) the potential payment under the MIP for 2006 performance, as set by the Committee on February 15, 2006, and (ii) in the cases of Messrs. Ballbach and Wyszomierski, the total potential bonus relating to the grants made to them on December 7, 2006 under the Retention Bonus Plan. The potential payments under the MIP are performance-driven and are completely at risk. The criteria and factors and the MIP percentages of base salary are described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” Mr. Van Kula’s MIP amounts were pro-rated due to his May 8, 2006 employment commencement date.

(2)             Pursuant to Mr. Van Kula’s employment agreement, he was granted the right to purchase 6,670 shares at $75 per share, which for accounting purposes was treated as an option, and is reflected in the table as an option. The fair value per share at the time of this grant was $107.

Outstanding Equity Awards at Fiscal Year-end

The following table provides information on the current holdings of stock options and restricted stock units by the named executive officers. This table includes unexercised vested and unvested stock options and unvested restricted stock units. Each equity grant is shown separately for each named executive officer. Each equity grant vests and, in the case of stock options, becomes exercisable, ratably in five equal annual installments, beginning one year after the grant date. The market value of the restricted stock units is based on the fair value of our common stock as of December 31, 2006 (as determined by the CDRV Investors Board of Directors), which was $98.64. Additional information about the stock option and restricted stock unit grants is provided in the Compensation Discussion and Analysis under “Investment Opportunities and Equity Incentive Compensation.”

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John M. Ballbach	—	58,929	—	$24.66	3/10/2016	5,334	$526,146	—	—
	—	12,603	—	59.64	9/6/2016			—	—
Jack L. Wyszomierski	8,000	12,000	—	24.66	9/30/2014	2,667	263,073	—	—
George Van Kula	—	13,340	—	59.64	6/27/2016	—	—	—	—
Theodore C. Pulkownik	8,000	12,000	—	24.66	9/30/2014	—	—	—	—
Charles F. Canfield	5,200	7,800	—	24.66	9/30/2014	—	—	—	—

(1)             These exercise prices reflect the reductions to the exercise prices of outstanding stock options as a result of the December 2006 distribution to our common stock holders described in the Compensation Discussion and Analysis under “Special Bonus and Retention Bonus Plan.”

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John M. Ballbach(1)	19,643	$373,217	$—	$—
	4,201	—	—	—
Jack L. Wyszomierski	—	—	—	—
George Van Kula(2)	6,670	213,440	—	—
Theodore C. Pulkownik	—	—	—	—
Charles F. Canfield	—	—	—	—

(1)           Pursuant to his employment agreement, Mr. Ballbach was granted the right to purchase shares at $56 per share. Prior to his purchase of shares pursuant to this right, Mr. Ballbach’s employment agreement was amended to require any purchases after March 15, 2006 to be made at a per share purchase price equal to fair value on the purchase date. On March 10, 2006, he purchased 19,643 shares when the fair value per share was $75. In September 2006, Mr. Ballbach purchased 4,201 shares at a purchase price equal to the fair value per share. For accounting purposes, his right to purchase these shares is considered an option, and his purchases are reflected as exercises in the table.

(2)           Pursuant to his employment agreement, Mr. Van Kula was granted the right to purchase 6,670 shares at $75 per share. In June 2006, he purchased 6,670 shares when the fair value per share was $107. For accounting purposes, his right to purchase these shares is considered an option, and his purchase is reflected as an exercise in the table.

Potential Payments Upon Termination or Change of Control

The following tables show potential payments to each of the named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2006 effective date of such change of control or termination.

JOHN BALLBACH

Executive Payments upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary not for Cause Termination	Involuntary for Cause Termination	Change in Control	Death	Disability
Severance Payments(1)	$—	$—	$—	$975,000	$—	$—	$—	$—
Stock Options (unvested and accelerated)(2)	—	—	—	—	—	4,851,084	4,851,084	4,851,084
Restricted Stock Units (unvested and accelerated)(3)	—	—	—	—	—	526,146	526,146	526,146
Retention Bonus Plan Compensation(4)	—	—	—	—	—	316,602	316,602	316,602

JACK WYSZOMIERSKI

Executive Payments upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary not for Cause Termination	Involuntary for Cause Termination	Change in Control	Death	Disability
Severance Payments(1)	$—	$—	$—	$—	$—	$—	$—	$—
Stock Options (unvested and accelerated)(2)	—	—	—	—	—	887,760	887,760	887,760
Restricted Stock Units (unvested and accelerated)(3)	—	—	—	—	—	263,073	263,073	263,073
Retention Bonus Plan Compensation(4)	—	—	—	—	—	158,278	158,278	158,278

GEORGE VAN KULA

Executive Payments upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary not for Cause Termination	Involuntary for Cause Termination	Change in Control	Death	Disability
Severance Payments(1)	$—	$—	$—	$325,000	$—	$—	$—	$—
Stock Options (unvested and accelerated)(2)	—	—	—	—	—	520,260	520,260	520,260
Restricted Stock Units (unvested and accelerated)(3)	—	—	—	—	—	—	—	—
Retention Bonus Plan Compensation(4)	—	—	—	—	—	—	—	—

THEODORE PULKOWNIK

Executive Payments upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary not for Cause Termination	Involuntary for Cause Termination	Change in Control	Death	Disability
Severance Payments(1)	$—	$—	$—	$—	$—	$—	$—	$—
Stock Options (unvested and accelerated)(2)	—	—	—	—	—	887,760	887,760	887,760
Restricted Stock Units (unvested and accelerated)(3)	—	—	—	—	—	—	—	—
Retention Bonus Plan Compensation(4)	—	—	—	—	—	—	—	—

CHARLES CANFIELD

				Involuntary	Involuntary	Change
Executive Payments	Voluntary	Early	Normal	not for Cause	for Cause	in
upon Termination	Termination	Retirement	Retirement	Termination	Termination	Control	Death	Disability
Severance Payments(1)	$—	$—	$—	$—	$—	$—	$—	$—
Stock Options (unvested and accelerated)(2)	—	—	—	—	—	577,044	577,044	577,044
Restricted Stock Units (unvested and accelerated)(3)	—	—	—	—	—	—	—	—
Retention Bonus Plan Compensation(4)	—	—	—	—	—	—	—	—

(1)           The potential severance payments to Messrs. Ballbach and Van Kula are based on the terms of the applicable named executive officer’s employment agreement, each of which provides that if such officer’s employment is terminated by us without cause, he will be entitled to continued payments by us of his base salary until the earlier of (i) eighteen months (for Mr. Ballbach) and one year (for Mr. Van Kula) after termination, or (ii) until he obtains new employment. Such continued payments are subject to the officer’s execution of a general release and standard provisions regarding confidentiality, non-competition and non-solicitation of employees and customers.

(2)           The stock option agreements provide that the vesting of options to purchase shares of our common stock granted pursuant thereto will be accelerated if we experience a change in control (as defined in the Stock Plan), unless our Board of Directors reasonably determines in good faith that options with substantially equivalent or better terms are substituted for the existing options. The amounts reflected in the table assume the acceleration of vesting upon a change in control. In addition, the stock option agreements provide that, upon the officer’s termination of employment by reason of death or disability, all unvested options will vest and remain exercisable until the earlier of (i) six months after such termination, and (ii) the expiration of the option term. Our Board of Directors also has the discretion to accelerate the vesting of options at any time and from time to time. The “payments” relating to stock options represent the value of unvested and accelerated stock options as of December 31, 2006, calculated by multiplying the number of accelerated options by the difference between the exercise price and the fair value of our common stock (as determined by our Board of Directors) as of December 31, 2006, which was $98.64.

(3)           The restricted stock unit agreements provide that, upon the officer’s termination of employment by reason of death or disability or upon the effective date of a change in control (as defined in the Stock Plan), all unvested restricted stock units will vest. The “payments” relating to restricted stock units represent the value of unvested and accelerated restricted stock units, calculated by multiplying the number of accelerated units by the fair value of our common stock (as determined by our Board of Directors) as of December 31, 2006.

(4)           Our Retention Bonus Plan provides that, within 30 days of the officer’s termination of employment by reason of death or disability or the effective date of a change in control (as defined in the Stock Plan), the officer will be entitled to any remaining payments under the Retention Bonus Plan.

Director Compensation

Our directors who are not also employees of VWR or employees or principals of CD&R (“Outside Directors”) are compensated pursuant to VWR’s Directors Compensation Policy for their service on both VWR’s and our Board of Directors (and any committees thereof). Under this policy, such directors receive an annualized fee of $70,000 for their service on both Boards, at least 50% of which is payable in shares (or rights to acquire shares) of our common stock granted under Stock Plan. Directors may elect to receive up to 100% of their annual fee in shares or rights to acquire shares granted under the Stock Plan.

Any Outside Director serving as the chair of any of the committees of VWR’s and our Board of Directors will receive an additional $10,000 annual cash fee, $15,000 in the case of the chair of the audit committee.

All cash fees are paid by VWR, and the directors do not receive separate cash consideration from us.

We do not pay any remuneration to any of our directors who are also employees of VWR or who are employees or principals of CD&R, however all such directors are reimbursed for reasonable travel and lodging expenses incurred to attend Board and committee meetings.

The table below summarizes the compensation earned by Outside Directors for 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Nonqualified Deferred Compens- ation Earnings ($)	All Other Compens- ation ($)	Total ($)
Robert L. Barchi(1)	$26,250	$26,250	$—	$—	$—	$—	$52,500
Alan W. Dunton(1)	26,250	26,250	—	—	—	—	52,500
Joseph F. Eckroth, Jr.	35,000	35,000	—	—	—	—	70,000
Lewis S. Edelheit	35,000	35,000	—	—	—	—	70,000
Brian P. Kelley	—	70,000	—	—	—	—	70,000
Axel Ruckert(1)	—	52,500	—	—	—	—	52,500
Carl T. Stocker	50,000	35,000	—	—	—	—	85,000
Robert J. Zollars	—	70,000	—	—	—	—	70,000

(1)          Messrs. Barchi and Dunton became directors in May 2006 and Mr. Ruckert resigned in September 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company owns, through CDRV Holdings, Inc., all of the outstanding capital stock of VWR International, Inc. The following table lists all shares of our common stock beneficially owned by the following holders as of March 16, 2007:

Name and Address of Beneficial Owner(1)	Number	Percent
CD&R Fund VI(2)	4,200,000	70.31
Banc of America Capital Investors, L.P.(3)	350,000	5.86
John M. Ballbach(4)	36,962	*
Jack L. Wyszomierski(5)	18,666	*
George Van Kula(6)	6,670	*
Theodore C. Pulkownik(7)	18,000	*
Charles F. Canfield(8)	11,700	*
B.Charles Ames(9)	—	*
Charles A. Banks(9)	—	*
Robert L. Barchi	325	*
Alan W. Dunton	325	*
Joseph F. Eckroth, Jr.(10)	2,733	*
Lewis S. Edelheit	3,784	*
George K. Jaquette	—	*
Brian P. Kelley	3,566	*
Richard J. Schnall(9)	—	*
Carl T. Stocker	4,284	*
Robert J. Zollars(11)	6,066	*
All directors and executive officers as a group (21 persons)	138,797	2.32

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

       (4) Mr. Ballbach owns 23,844 shares, has 11,785 options that are currently vested and exercisable, and has 1,333 vested restricted stock units. All shares and awards were issued pursuant to the Stock Plan.

       (5) Mr. Wyszomierski owns 10,000 shares, has 8,000 options that are currently vested and exercisable, and has 666 vested restricted stock units. All shares and awards were issued pursuant to the Stock Plan.

       (6) Mr. Van Kula owns 6,670 shares issued pursuant to the Stock Plan.

       (7) Mr. Pulkownik owns 10,000 shares and has 8,000 options that are currently vested and exercisable. All shares and awards were issued pursuant to the Stock Plan.

       (8) Mr. Canfield owns 6,500 shares and has 5,200 options that are currently vested and exercisable. All shares and awards were issued pursuant to the Stock Plan.

       (9) Does not include 4,200,000 shares owned by CD&R Fund VI. Messrs. Ames, Banks and Schnall may be deemed to share beneficial ownership of the shares owned of record by  CD&R Fund VI by virtue of their status as stockholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Banks, Ames and Schnall expressly disclaim beneficial ownership of the shares owned by CD&R Fund VI.

(10) Includes 1,090 shares that were purchased by Mr. Eckroth under the Stock Plan that were immediately transferred to a trust created for the benefit of Mr. Eckroth’s family.

(11) Includes 2,500 shares that were purchased by Mr. Zollars under the Stock Plan and immediately transferred to a limited partnership controlled by Mr. Zollars.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	515,734	$28.81	126,632
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2006	515,734	$28.81	126,632

(1)          Based on shares, options and restricted stock units issued under the Stock Plan.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Investment Fund Managed by CD&R

Overview.   As of March 16, 2007, CD&R Fund VI beneficially owns approximately 70.3% of our outstanding common stock. CD&R Fund VI is a private investment fund managed by CD&R.

The general partner of CD&R Fund VI is CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership. CD&R Associates VI Limited Partnership’s general partner is CD&R Investment Associates VI, Inc., a Cayman Islands exempted company.

Four of our directors, B. Charles Ames (operating principal), Charles A. Banks (operating principal), George K. Jaquette (professional employee) and Richard J. Schnall (financial principal), are principals or employees of CD&R (Messrs. Banks, Ames and Schnall are principals and Mr. Jaquette is a professional employee). Messrs. Ames, Banks and Schnall are limited partners (including a family trust of Mr. Ames) of CD&R Associates VI Limited Partnership and stockholders and directors of CD&R Investment Associates VI, Inc.

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

Consulting Agreement.   CDRV Investors, CDRV Holdings, Inc., VWR International, Inc., CDRV Investment Holdings Corporation and CD&R are parties to an amended Consulting Agreement, pursuant to which CD&R provides us with financial advisory and management consulting services. We pay CD&R a management fee of $1.5 million annually, which will be reviewed on an annual basis. We paid CD&R a fee of $18.0 million as compensation for performing financial, investment banking, management advisory and other services in connection with the Acquisition, and reimbursed certain CD&R expenses. Effective as of May 15, 2005, the parties entered into a loanout agreement under the Consulting Agreement whereby CD&R agreed to make the services of James W. Rogers, the former Chairman of our Board and a CD&R employee, available to us. The management fee payable to CD&R was increased by $0.5 million annually for the period Mr. Rogers was our Chief Executive Officer, and $0.3 million was paid to CD&R in the year ended December 31, 2005 in connection therewith. The loanout agreement terminated pursuant to its terms upon the approval of Mr. Ballbach’s employment as our Chief Executive Officer in late 2005.

Indemnification Agreement.   CDRV Investors, CDRV Holdings, Inc., VWR International, Inc., and CDRV Investment Holdings Corporation are parties to an amended Indemnification Agreement with CD&R and CD&R Fund VI, pursuant to which we indemnify CD&R, CD&R Fund VI, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Stock Subscription Agreement.   As of March 16, 2007, CD&R Fund VI beneficially owns approximately 70.3% of the outstanding shares of our common stock. It subscribed for 4,800,000 shares of our common stock for an aggregate purchase price of $480.0 million pursuant to a Stock Subscription Agreement, dated as of April 7, 2004. Pursuant to that agreement, CD&R Fund VI may designate all of the members of our Board of Directors and certain of its direct and indirect subsidiaries. CD&R is also entitled to consult with the Company with respect to our operations at any time, to have observers attend meetings of its Board of Directors and those of its subsidiaries, including us, and to receive all of its quarterly and annual financial reports and budgets, as well as other documents.

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

Agreements with Management and Other Investors

Management Equity Offerings.   Shortly after the Acquisition, we adopted the Stock Plan. Under the Stock Plan, our Board of Directors may grant to our directors who are not also our employees or associated with CD&R, any of our executive officers and certain other employees rights to purchase shares of our common stock, options to purchase shares of our common stock, restricted stock units and other share-based awards.

See Note 15 to the Financial Statements and “Item 11—Executive Compensation” for more information regarding 2006 transactions pursuant to the Stock Plan.

Registration and Participation Agreement.

CDRV Investors, CD&R Fund VI and certain other stockholders of CDRV Investors entered into a Registration and Participation Agreement, dated as of April 7, 2004, pursuant to which, among other things:

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

Registration Rights.   Holders of shares of our common stock, including certain executive officers, are entitled to registration rights for such shares of common stock held by them:

•       holders constituting, at any time prior to the initial public offering of our common stock, at least 50% and thereafter, at least 25%, of the total registrable securities may request that the Company use its best efforts to register such securities for public resale,

•       following the initial public offering of our common stock, under specified circumstances (and if the Company has qualified for registration on Form S-3), certain holders other than CD&R Fund VI may request that the Company use its best efforts to register their shares of its common stock for public resale on Form S-3, and

•       if the Company registers any common stock at any time, either for its account or for the account of any stockholder, the holders of registrable securities are entitled to request that it use its best efforts to include the number of their shares of common stock that, in the opinion of the underwriters, can be sold.

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

If the Company files a registration statement under the Securities Act with respect to a public offering of its common stock, no holders of its common stock will be permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days (or, in the case of a shelf registration, 90 days) after the effective date of the registration statement (other than as part of the public offering).

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

Drag-Along Right.   Prior to such time as a public market has been established for 20% or more of our common stock, if CD&R Fund VI intends to sell more than 50% of its shares of our common stock to a third party purchaser, CD&R Fund VI will have the right to require certain other holders of common stock to participate in such sale, on a pro rata basis and subject to the same terms and conditions.

Other Relationships

SIRVA.   We receive product transportation and relocation services from SIRVA, Inc. (“SIRVA”). As of December 31, 2006, two private equity funds managed by CD&R, including CD&R Fund VI, beneficially owned approximately 33% of the equity interests in SIRVA. Three members of our Board of Directors, Messrs. Kelley, Schnall and Stocker, are also members of SIRVA’s Board of Directors, and Mr. Kelley is the President and Chief Executive Officer of SIRVA. In 2006, we incurred total expenses of approximately $1.7 million with SIRVA.

Debevoise & Plimpton LLP.   We receive certain legal services from the law firm of Debevoise & Plimpton LLP. A member of Debevoise & Plimpton LLP is the spouse of Joseph L. Rice III, a former director of the Company and VWR. Mr. Rice is a principal of CD&R. Total fees for services rendered by Debevoise & Plimpton LLP during 2006 were approximately $1.4 million.

Hertz Corporation.   When business travel requires the rental of an automobile, our officers and employees rent from The Hertz Corporation (“Hertz”). As of February 12, 2007, certain investment funds associated with or designated by CD&R beneficially owned approximately 24% of the common stock of Hertz Global Holdings, Inc., Hertz’s ultimate parent company. In 2006, we reimbursed officer and employee expenses incurred from Hertz rentals in the aggregate amount of approximately $0.5 million.

Thomas Jefferson University.   We sell certain products to Thomas Jefferson University. One of our directors, Robert L. Barchi, is the President of Thomas Jefferson University. In 2006, we had less than $200,000 of net sales to Thomas Jefferson University.

Review and Approval of Transactions with Related Persons

Our Board of Directors has not formally adopted a written policy and procedure for approval of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding stock). However, the Board believes that any such transactions have in the past been, and will continue to be, appropriately reviewed, approved and monitored. The Board intends to adopt a written policy covering any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Director Independence

Our Board of Directors has adopted Corporate Governance Guidelines, which, among other things, require a majority of the Board members to satisfy the independence requirements of the New York Stock Exchange and for the Board to make an annual assessment regarding the members’ qualification as independent. The Board has determined that each of the following non-employee Directors is independent and has no material relationship with the Company:

(1) Robert L. Barchi	(5) Brian P. Kelley
(2) Alan W. Dunton	(6) Carl T. Stocker
(3) Joseph F. Eckroth, Jr.	(7) Robert J. Zollars
(4) Lewis S. Edelheit

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Executive Committee and a Nominating & Corporate Governance Committee. The table below shows current membership for each of the standing Board committees. Messrs. Ames, Ballbach, Banks, Jaquette and Schnall are not independent.

Audit Committee	Compensation Committee	Executive Committee	Nominating & Corporate Governance Committee
Alan W. Dunton	B. Charles Ames	B. Charles Ames	B. Charles Ames
Lewis S. Edelheit	Charles A. Banks	John M. Ballbach	Charles A. Banks
George K. Jaquette	Robert L. Barchi	Charles A. Banks	Lewis S. Edelheit
Richard J. Schnall	Joseph F. Eckroth, Jr.	Richard J. Schnall	George K. Jaquette
Carl T. Stocker	Brian P. Kelley
Robert J. Zollars

Axel Ruckert resigned from our Board of Directors, effective September 22, 2006. Prior to his resignation, Mr. Ruckert had been serving on the Audit Committee, and he was independent. Joseph L. Rice, III and James W. Rogers resigned from our Board of Directors, effective December 7, 2006. Prior to their resignations, Mr. Rice had been serving on the Audit Committee, and Mr. Rogers had been serving on the Executive and Compensation Committees, and neither Mr. Rice nor Mr. Rogers was independent.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG served as the Company’s independent auditor for the fiscal years ended December 31, 2006 and 2005. Fees and expenses for services rendered by KPMG in 2006 and 2005 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors.

Type of Fees	2006	2005
	(dollars in thousands)
Audit Fees(1)	$4,259	$2,158
Audit-Related Fees(2)	170	88
Tax Fees(3)	38	52
	$4,467	$2,298

(1)          2006 and 2005 audit fees relate to the audit of the Company’s global operations including statutory audits. 2006 also includes fees related to the audit of internal control over financial reporting. Also included herein are fees related to various employee benefit plan audits.

(2)          2006 audit-related services include procedures performed in connection with the issuance of the Senior Floating Rate Notes.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.                 Financial statements, financial statement schedule and exhibits filed as part of this report

1.                 The following financial statements, together with the Report of Independent Registered Public Accountants and Notes to Consolidated Financial Statements, are filed as part of this report:

Page
CDRV INVESTORS, INC. (Successor) and VWR INTERNATIONAL CORPORATION (Predecessor)
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 31, 2006 and 2005	44
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	45
Consolidated Statements of Stockholders’ Equity and other Comprehensive Income for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	46
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004	48
Notes to Consolidated Financial Statements	49
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006 and 2005 and the periods included in the year ended December 31, 2004.	130

Exhibit Number	Description of Documents	Method of Filing
3.1	Certificate of Incorporation of CDRV Investors, Inc.	Previously filed as Exhibit 31 to Form S-4, filed on April 15, 2005.
3.2	Amended and Restated Bylaws of CDRV Investors, Inc.	Previously filed as Exhibit 32 to Form S-4, filed on April 15, 2005.
4.1(a)

Credit Agreement, dated as of April 7, 2004, among CDRV Acquisition Corporation (the rights and obligations of which thereunder were assumed by VWR International, Inc.), the Foreign Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Barclays Bank PLC, as Documentation Agents

Previously filed as Exhibit 41 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.1(b)	Assumption Agreement, dated as of April 7, 2004, between CDRV Acquisition Corporation and VWR International, Inc.	Previously filed as Exhibit 42 to VWR International, Inc. Form S-4, filed on August 30, 2004.

4.1(c)

Guarantee and Collateral Agreement, dated as of April 7, 2004, made by CDRV Holdings, Inc., CDRV Acquisition Corporation (the rights and obligations of which were assumed by VWR International, Inc.) and certain of its Subsidiaries in favor of Deutsche Bank AG, New York Branch, as Administrative Agent.

Previously filed as Exhibit 43 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.1(d)	First Amendment, dated as of February 11, 2005, to said Credit Agreement and said Guarantee and Collateral Agreement	Previously filed as Exhibit 41 to Form 8-K, filed on January 30, 2007.
4.1(e)	Second Amendment, dated as of August 18, 2006, to said Credit Agreement	Previously filed as Exhibit 42 to Form 8-K, filed on January 30, 2007.
4.1(f)	Third Amendment, dated as of January 29, 2007, to said Credit Agreement	Previously filed as Exhibit 43 to Form 8-K, filed on January 30, 2007.
4.2(a)

Indenture, dated as of December 16, 2004, by and among CDRV Investors, Inc., as Issuer (the rights and obligations of which were assumed by CDRV Investment Holdings Corporation), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to 9 5/8% Senior Discount Notes due 2015 of CDRV Investors, Inc.

Previously filed as Exhibit 44 to Form S-4, filed on April 15, 2005.
4.2(b)	Form of 9 5/8% Senior Discount Not	Previously filed as Exhibit 46 to Form S-4, filed on April 15, 2005.
4.2(c)	Assignment and Assumption Agreement, dated December 6, 2006, between CDRV Investors, Inc. and CDRV Investment Holdings Corporation	Previously filed as Exhibit 21 to Form 8-K, filed on December 12, 2006.
4.2(d)

First Supplemental Indenture, dated as of December 6, 2006, among CDRV Investors, Inc., as predecessor company, CDRV Investment Holdings Corporation, as successor company, and Wells Fargo Bank, National Association, as trustee

Previously filed as Exhibit 41 to Form 8-K, filed on December 12, 2006.
4.2(e)

Second Supplemental Indenture, dated as of December 6, 2006, among CDRV Investment Holdings Corporation, as issuer, CDRV Investors, Inc., as parent guarantor, and Wells Fargo Bank, National Association, as trustee

Previously filed as Exhibit 42 to Form 8-K, filed on December 12, 2006.
4.3(a)

Indenture, dated as of December 14, 2006, between CDRV Investors, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee, relating to Senior Floating Rate Notes due 2011 of CDRV Investors, Inc.

Previously filed as Exhibit 41 to Form 8-K, filed on December 15, 2006.

4.3(b)	Exchange and Registration Rights Agreement, dated as of December 14, 2006, between CDRV Investors, Inc. and Banc of America Securities LLC	Previously filed as Exhibit 42 to Form 8-K, filed on December 15, 2006.
4.4(a)

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 6 7/8% Senior Notes due 2012 of CDRV Acquisition Corporation

Previously filed as Exhibit 4.4 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(b)

Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation

Previously filed as Exhibit 4.5 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(c)	Supplemental Indenture, dated as of April 7, 2004, relating to the 6 7/8% Senior Notes	Previously filed as Exhibit 4.6 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(e)	Form of 6 7/8% Senior Notes	Previously filed as Exhibit 4.10 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(f)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004.
4.4(g)	Supplemental Indenture, dated as of April 7, 2004, relating to the 6 7/8% Senior Notes	Previously filed as Exhibit 4.12 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004.
4.4(h)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004.
10.1(a)	Consulting Agreement, dated as of April 7, 2004, by and among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.1 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.1(b)	First Amendment, dated December 6, 2006, to said Consulting Agreement	Previously filed as Exhibit 10.1 to Form 8-K, filed on December 12, 2006.

10.2	Loanout Agreement, dated as of May 15, 2005, by and among CDRV Investors, Inc., CDRV Holdings, Inc., VWR International, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 99.1 to VWR International, Inc. Form 8-K, filed on May 15, 2005.
10.3(a)

Indemnification Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., CDRV Holdings, Inc., CDRV Acquisition Corporation, CDRV Delaware, Inc., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership

Previously filed as Exhibit 10.2 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.3(b)	First Amendment, dated December 6, 2006, to said Indemnification Agreement	Previously filed as Exhibit 10.2 to Form 8-K, filed on December 12, 2006.
10.4

Registration and Participation Agreement, dated as of April 7, 2004, among CDRV Investors, Inc., Clayton, Dubilier & Rice Fund VI Limited Partnership, Banc of America Capital Investors, L.P., SSB Capital Partners (Master Fund) I, L.P., and CGI Private Equity L.P., LLC

Previously filed as Exhibit 10.3 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.5	Stock Subscription Agreement, dated April 7, 2004, between CDRV Investors, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership	Previously filed as Exhibit 10.4 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.6	VWR International, Inc. Directors Compensation Policy*	Previously filed as Exhibit 10.5 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.7(a)	CDRV Investors, Inc. Amended and Restated Stock Incentive Plan*	Previously filed as Exhibit 10.1 to Form 10-Q, for the quarter ended September 30, 2006.
10.7(b)	Form of Employee Stock Subscription Agreement under said Stock Incentive Plan*	Previously filed as Exhibit 10.7 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.7(c)	Form Restricted Stock Unit Agreement under said Stock Incentive Plan*	Previously filed as Exhibit 10.1 to Form 10-Q, for the quarter ended March 31, 2006.
10.7(d)	Form of Stock Option Agreement under said Stock Incentive Plan*	Previously filed as Exhibit 10.8 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.8(a)	VWR International, Inc. Amended and Restated Retirement Plan*	Filed herewith.
10.8(b)	Amendment No. 1 to VWR International, Inc. Amended and Restated Retirement Plan*	Filed herewith.
10.8(c)	Amendment No. 2 to VWR International, Inc. Amended and Restated Retirement Plan*	Filed herewith.
10.9	VWR Corporation Supplemental Benefits Plan*	Previously filed as Exhibit 10.11 to VWR International, Inc. Form S-4, filed on August 30, 2004.

10.10(a)	Employment Agreement, between VWR International Inc and John M. Ballbach*	Previously filed as Exhibit 99.2 to VWR International, Inc. Form 8-K, filed on October 19, 2005.
10.10(b)	Amendment to said Employment Agreement*	Previously filed as Exhibit 99.1 to VWR International, Inc. Form 8-K, filed on February 23, 2006.
10.10(c)	Amendment to said Employment Agreement*	Previously filed as Exhibit 10.1 to VWR International, Inc. Form 8-K, filed on December 22, 2006.
10.11	Employment Agreement, between VWR International Inc. and Jack L. Wyszomierski*	Previously filed as Exhibit 10.13 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.12	Employment Agreement, between VWR International Inc. and George Van Kula*	Filed herewith.
10.13	Employment Agreement, between VWR International Inc. and Theodore C. Pulkownik*	Previously filed as Exhibit 10.18 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.14	Employment Agreement, between VWR International Inc. and Charles F. Canfield*	Previously filed as Exhibit 10.17 to VWR International, Inc. Form S-4, filed on August 30, 2004.
10.15	VWR International, Inc. Retention Bonus Plan*	Previously filed as Exhibit 10.3 to Form 8-K, filed on December 12, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
24	Power of Attorney	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

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
March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ JOHN M. BALLBACH	President, Chief Executive	March 30, 2007
John M. Ballbach	Officer and Director
/s/ JACK L. WYSZOMIERSKI	Executive Vice President and	March 30, 2007
Jack L. Wyszomierski	Chief Financial Officer
/s/ GREGORY L. COWAN	Vice President and	March 30, 2007
Gregory L. Cowan	Corporate Controller

Directors:

B. Charles Ames	George K. Jaquette
Charles A. Banks	Brian P. Kelley
Robert L. Barchi	Richard J. Schnall
Alan W. Dunton	Carl T. Stocker
Joseph F. Eckroth, Jr.	Robert J. Zollars
Lewis S. Edelheit

By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ GEORGE VAN KULA	Attorney-in-fact	March 30, 2007
George Van Kula

Schedule II - Valuation of Qualifying Accounts

CDRV INVESTORS, INC.
Years ended December 31, 2006 and 2005 and for the period April 7 - December 31, 2004
(Dollars in millions)

	Balance at Beginning of Period	Charged to Income	Foreign Currency Translation Adjustments	Deductions From Reserves(1)	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful receivables	$6.6	$6.0	$0.4	$(3.2)	$9.8
Year ended December 31, 2005
Allowance for doubtful receivables	$6.0	$3.2	$(0.4)	$(2.2)	$6.6
April 7, 2004 - December 31, 2004
Allowance for doubtful receivables	$7.4	$2.5	$0.4	$(4.3)	$6.0

VWR INTERNATIONAL CORPORATION
For the period January 1 - April 6, 2004
(Dollars in millions)

	Balance at Beginning of Period	Charged to Income	Foreign Currency Translation Adjustments	Deductions From Reserves(1)	Balance at End of Period
January 1 - April 6, 2004
Allowance for doubtful receivables	$7.8	$0.6	$(0.1)	$(0.9)	$7.4

(1)          Bad debts charged off, less recoveries.