Form 10-Q
period 2007-03-31
CDRV Investors, Inc.
filed 2007-05-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of March 31, 2007, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 14, 2007 was 5,803,588.

CDRV INVESTORS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

PART I.   FINANCIAL INFORMATION:

i

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

CDRV INVESTORS, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$137.4	$139.4
Trade accounts receivable, less reserves of $9.7 and $9.8, respectively	478.7	452.7
Other receivables	20.2	30.1
Inventories	255.2	260.6
Other current assets	24.4	20.5
Total current assets	915.9	903.3
Property and equipment, net	157.2	156.9
Investments	8.7	8.3
Goodwill	936.4	933.1
Other intangible assets, net	550.5	552.3
Deferred income taxes	19.6	13.1
Other assets	42.1	43.1
Total assets	$2,630.4	$2,610.1
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of debt and current portion of capital lease obligations	$1.2	$21.8
Accounts payable	378.2	380.8
Accrued expenses	174.0	170.8
Total current liabilities	553.4	573.4
Long-term debt	1,671.5	1,661.0
Capital lease obligations	4.6	4.8
Other long-term liabilities	90.3	80.5
Deferred income taxes	227.9	227.0
Total liabilities	2,547.7	2,546.7
Common stock purchase subject to guarantee agreement	0.5	0.5
Commitments and contingences
Stockholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,870,268 shares issued and 5,803,588 outstanding at March 31, 2007; 5,862,892 shares issued and 5,803,412 outstanding at December 31, 2006	0.1	0.1
Additional paid-in capital	15.6	14.5
Retained earnings	14.6	1.7
Accumulated other comprehensive income	56.8	50.8
Treasury stock, at cost, 66,680 shares at March 31, 2007 and 59,480 shares at December 31, 2006	(4.9)	(4.2)
Total stockholders’ equity	82.2	62.9
Total liabilities and stockholders’ equity	$2,630.4	$2,610.1

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$843.1	$795.8
Cost of goods sold	604.9	581.4
Gross profit	238.2	214.4
Selling, general and administrative expenses	181.7	168.5
Restructuring credits	—	(0.2)
Operating income	56.5	46.1
Interest income	(1.7)	(1.3)
Interest expense	37.4	28.7
Other (income) expense, net	(0.1)	0.8
Income before income taxes	20.9	17.9
Income tax provision	8.0	6.9
Net income	$12.9	$11.0

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Three Months Ended March 31, 2007
(Dollars in millions)
(Unaudited)

			Additional		Accumulated other
	Common stock		paid-in	Retained	comprehensive	Treasury stock, at cost
	Shares	Amount	capital	earnings	income	Shares	Amount	Total
Balance at January 1, 2007	5,862,892	$0.1	$14.5	$1.7	$50.8	59,480	$(4.2)	$62.9
Issuance of common stock in connection with our stock incentive plan	1,476	—	0.2	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	0.6	—	—	—	—	0.6
Tax benefit related to stock options	—	—	0.1	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive income:
Net income	—	—	—	12.9	—	—	—	12.9
Foreign currency translation adjustment	—	—	—	—	6.0	—	—	6.0
Total comprehensive income								18.9
Balance at March 31, 2007	5,870,268	$0.1	$15.6	$14.6	$56.8	66,680	$(4.9)	$82.2

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12.9	$11.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.0	8.2
Loss (gain) on sale of assets	0.2	(0.1)
Non-cash interest accretion	8.7	8.0
Non-cash credit for restructuring	—	(0.2)
Non-cash equity compensation expense	0.6	0.5
Amortization of debt issuance costs	1.7	1.5
Deferred income tax expense (benefit)	0.9	(0.3)
Provision for doubtful accounts	0.8	0.7
Changes in working capital:
Trade accounts receivable	(24.0)	(30.2)
Other receivables	10.1	9.9
Inventories	6.2	12.5
Other assets	(3.7)	(2.8)
Accounts payable	6.0	19.5
Accrued expenses and other long-term liabilities	5.5	19.0
Net cash provided by operating activities	35.9	57.2
Cash flows from investing activities:
Capital expenditures	(5.9)	(4.8)
Acquisition of business and transaction costs	(0.1)	(0.2)
Proceeds from sales of property and equipment	0.1	0.2
Net cash used in investing activities	(5.9)	(4.8)
Cash flows from financing activities:
Proceeds from debt	0.1	0.1
Repayment of debt	(21.0)	(45.3)
Net change in bank checks outstanding	(10.4)	(9.9)
Proceeds from stock incentive plan	0.2	1.2
Acquisition of treasury stock	(0.7)	(1.5)
Cash paid for debt issuance costs	(0.3)	—
Cash paid to amend Senior Secured Credit Facility	(0.3)	—
Net cash used in financing activities	(32.4)	(55.4)
Effect of exchange rate changes on cash	0.4	—
Net decrease in cash and cash equivalents	(2.0)	(3.0)
Cash and cash equivalents beginning of period	139.4	126.1
Cash and cash equivalents end of period	$137.4	$123.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17.2	$9.8
Income taxes paid, net	$8.1	$3.1

See accompanying notes to consolidated financial statements.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)

(1)   Nature of Operations and Basis of Presentation

(a)   Nature of Operations

CDRV Investors, Inc. (“CDRV,” the “Company,” “we” or “our”), through its wholly-owned subsidiary VWR International, Inc. (“VWR”), distributes scientific supplies, chemicals, and equipment and provides services, primarily in North America and Europe. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. In addition, we have Asia Pacific operations, which for purposes of external reporting, are embedded within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

See Note 13 for discussion of our agreement to be acquired by an affiliate of Madison Dearborn Partners, LLC.

(b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(2)   New Accounting Standards

The following accounting standards were adopted during the first quarter of 2007.

During July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. See Note 3 for further information related to our adoption of FIN 48.

During July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which discusses the presentation of certain taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and certain excise taxes. The presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that is required to be disclosed, as well as, the amounts of any taxes that are reported on a gross basis. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006; accordingly, we adopted EITF 06-3 effective January 1, 2007. We record such taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not result in a change in our accounting policy and, accordingly, did not have a material effect on the Company’s financial position or results of operations.

The following accounting standards will be adopted in the future.

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

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of SFAS No. 115 (“SFAS 159”). This Statement permits entities to choose, at specified election dates, to measure eligible items at fair value and its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

(3)   Adoption of FIN 48

FIN 48 requires us to recognize in our consolidated financial statements, the impact of a tax position if that tax position is more likely than not to be sustained upon examination, based on technical merits. As of January 1, 2007, we had uncertain tax positions of approximately $7.0. Of the total, $2.1 would affect our

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

effective tax rate and the remaining $4.9 would result in an adjustment to goodwill. In addition, as of January 1, 2007, we had accrued interest related to our uncertain tax positions of approximately $1.3. Interest and penalties related to uncertain tax positions are included in income tax expense.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including such major jurisdictions as Germany, France, the UK, Belgium, Sweden and the U.S.

We have concluded all U.S. federal income tax matters for years through 2003. Our U.S. federal income tax returns for 2004 and 2005 are currently under examination. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2000. Examinations are currently in process in Belgium and Germany. Except for one uncertain tax position, that has been reserved, substantially all material state and local income tax matters have been finalized through 2001. Based on the status of examinations, it is not likely that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact in 2007, if any, to the reserve for uncertain tax positions. There have been no significant changes to the status of the examinations during the quarter ended March 31, 2007.

At the date of adoption, we identified $2.2 relating to the recognition of the indirect tax effect of the federal benefit on tax uncertainties. This benefit was partially offset by other net tax uncertainties, primarily related to state taxes, of $0.6. These tax uncertainties relate to contingencies that existed prior to VWR’s acquisition in April 2004; and, as such, the Company increased deferred tax assets by $1.3, decreased goodwill by $1.6 and decreased our reserves for uncertain tax positions by $0.3.

(4)   Stock-Based Compensation

The Company has certain share-based compensation programs under the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”), which include shares, options and restricted stock units. Refer to Note 15 in our Annual Report on Form 10-K for the year ended December 31, 2006 for information on the valuation and accounting for these programs. During the three months ended March 31, 2007, we granted 1,000 options to one of our employees and during the three months ended March 31, 2006, we granted 58,929 options to our President and Chief Executive Officer. In addition, we granted 3,500 restricted stock units to certain of our officers at a grant-date fair value of $98.64 during the three months ended March 31, 2007. These awards vest in equal annual installments over a five-year period and will vest earlier in certain circumstances if the Company has a change in control. The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods are as follows:

	Three Months Ended
	March 31,
	2007	2006
Fair value of options granted	$42.96	$33.61
Risk-free interest rate	4.53%	4.76%
Expected life of options	6.5 years	6.5 years
Volatility	34%	35%
Expected dividend yield	0.0%	0.0%

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Share-based compensation charged to selling, general and administrative expenses was $0.6 and $0.5 for the three months ended March 31, 2007 and 2006, respectively. The following is a summary of outstanding stock options as of March 31, 2007.

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining	Number	Aggregate	Number	Aggregate
Exercise	Contractual	of	Intrinsic	of	Intrinsic
Price	Life (Years)	Shares	Value	Shares	Value
$24.66	7.8	445,591	$33.0	156,664	$11.6
59.64	9.2	61,243	2.4	—	—
98.64	10.0	1,000	—	—	—
		507,834	$35.4	156,664	$11.6

As of March 31, 2007, there were 24,833 outstanding restricted stock units.

As of March 31, 2007, the aggregate estimated future compensation expense related to unvested options outstanding and the unamortized value of restricted stock units issued is $7.8. This expense will be recognized over a weighted average period of 3.7 years.

(5)   Restructuring

(a)   Restructuring as a result of VWR’s acquisition in April 2004

The following table sets forth the activity associated with the Company’s liabilities for restructuring as a result of VWR’s acquisition, for the three months ended March 31, 2007.

	Severance
	And
	Termination	Facilities
	benefits	related	Total
Balance at January 1, 2007	$3.6	$4.7	$8.3
Cash payments/other	(0.3)	(0.2)	(0.5)
Currency translation changes	—	0.1	0.1
Balance at March 31, 2007	$3.3	$4.6	$7.9

(b)   Other restructuring activities

In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations related to severance and facility exit costs of $20.6 in the year ended December 31, 2005.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The following table sets forth the activity associated with the Company’s liabilities for these cost reduction programs, for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$1.6	$—	$1.6	$9.8	$0.3	$10.1
Accruals credited to earnings by segment
North American Lab	—	—	—	(0.2)	—	(0.2)
Cash payments/other	(0.3)	—	(0.3)	(5.4)	(0.2)	(5.6)
Currency translation changes	—	—	—	—	—	—
Balance at end of period	$1.3	$—	$1.3	$4.2	$0.1	$4.3

As of March 31, 2007, $3.4 of our aggregate restructuring liabilities are included in accrued expenses and $5.8 are included in other long-term liabilities. As of December 31, 2006, $4.1 of our aggregate restructuring liabilities are included in accrued expenses and $5.8 are included in other long-term liabilities.

(6)   Goodwill and Other Intangible Assets

(a)   Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2007 are as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2007	$648.6	$216.8	$67.7	$933.1
Adjustment related to adoption of FIN 48 (See Note 3)	(1.6)	—	—	(1.6)
Additional consideration for Sino Chemical Company (Pte.) Limited	0.1	—	—	0.1
Currency translation changes	1.8	3.0	—	4.8
Balance at March 31, 2007	$648.9	$219.8	$67.7	$936.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(b)   Other Intangible Assets

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization
	Period	March 31,	December 31,
	(Years)	2007	2006
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $22.4 and $20.5, respectively)	32.8	$223.8	$225.4
Customer relationships in Europe (net of accumulated amortization of $12.6 and $11.4, respectively)	20.3	74.4	74.6
Chemical supply agreements (net of accumulated amortization of $10.0 and $9.1, respectively)	10.0	23.1	23.6
Other (net of accumulated amortization of $1.1 and $1.0, respectively)	4.3	0.2	0.2
Total amortizable intangible assets (net of accumulated amortization of $46.1 and $42.0, respectively)		321.5	323.8
Indefinite-lived intangible assets:
Trademarks and tradenames		229.0	228.5
Total intangible assets, net		$550.5	$552.3

Amortization expense was $3.9 for both the three months ended March 31, 2007 and 2006.

(7)   Debt

The following is a summary of our debt obligations:

	March 31,	December 31,
	2007	2006
Senior Secured Credit Facility	$430.0	$448.7
6.875% Unsecured Senior Notes due 2012	200.0	200.0
8% Unsecured Senior Subordinated Notes due 2014	320.0	320.0
9.625% Senior Discount Notes due 2015	371.5	362.8
Senior Floating Rate Notes due 2011	350.0	350.0
Bank loans	0.2	0.3
Capital leases	5.6	5.8
Total debt	1,677.3	1,687.6
Less short-term portion	(1.2)	(21.8)
Total long term-portion	$1,676.1	$1,665.8

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(a)   Senior Secured Credit Facility

The Senior Secured Credit Facility provides for aggregate maximum borrowings of approximately $580.0 under (1) a term loan facility providing for a loan denominated in Euros in an aggregate principal amount currently outstanding of $136.9 as of March 31, 2007, (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount currently outstanding of $293.1, and (3) a multi-currency revolving credit facility, providing for up to $150.0 in multi-currency revolving loans (reduced by the amount of any standby and commercial letters of credit drawn under that facility) outstanding at any time. Undrawn amounts under the multi-currency revolving credit facility are available on a revolving credit basis for general corporate purposes. As of March 31, 2007, no amount was outstanding under the multi-currency revolving credit facility, and we had $9.5 of undrawn letters of credit and up to $140.5 of additional debt that could be borrowed as revolving loans or under standby and commercial letters of credit.

The term loan facilities will mature in 2011 and the multi-currency revolving credit facility will mature in 2009. The principal amounts of the term loans are amortized in annual installments for the first six years and quarterly installments during the seventh year, subject to adjustment if VWR makes optional or mandatory prepayments on the term loans.

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

Mandatory principal prepayments of $20.5 and $44.5 were made in March 2007 and 2006, respectively, based on VWR’s excess cash flow generated in 2006 and 2005, respectively. The $20.5 was included in short-term debt in our consolidated balance sheet at December 31, 2006. The required principal prepayment for 2006 was reduced partially due to a $60.0 voluntary principal prepayment made in September 2006.

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

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Interest

At our election, the interest rates applicable to the U.S. dollar-denominated term loan can be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or LIBOR, plus a borrowing margin or (2) an alternate base rate, or ABR, plus a borrowing margin. The interest rate applicable to the Euro-denominated term loan is based on a fluctuating rate of interest measured by reference to an adjusted EURIBOR plus a borrowing margin. As of March 31, 2007, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.61% and 6.06%, respectively.

Covenants

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit or restrict VWR’s ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make acquisitions, engage in mergers or consolidations, change the business conducted as a whole, make capital expenditures, or engage in certain transactions with affiliates. In addition, the Senior Secured Credit Facility requires VWR to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio, a maximum leverage ratio and a maximum capital expenditures test. As of March 31, 2007, VWR was in compliance with all covenants.

Amendment

In January 2007, VWR amended certain provisions in the credit agreement to provide VWR with more flexibility to make dividends or other payments to enable the Company to pay Cash Interest with respect to the Senior Floating Rate Notes, as described below, and decreased the interest margin it pays on the Euro-denominated term loan by 50 basis points. On March 1, 2007, VWR paid a dividend of $7.4 that enabled us to make an interest payment on our Senior Floating Rate Notes.

(b)   The Senior Notes and Senior Subordinated Notes

The 6.875% Unsecured Senior Notes due 2012 (“Senior Notes”) and 8% Unsecured Senior Subordinated Notes due 2014 (“Senior Subordinated Notes”) require semiannual cash interest payments on April 15 and October 15 to holders of record at the close of business as of the preceding April 1 and October 1. The Senior Subordinated Notes are subordinated in right of payment to all secured debt of VWR and the Senior Notes.

The Senior Notes are guaranteed on a senior basis by any significant domestic subsidiary of VWR. The Senior Subordinated Notes are guaranteed on a senior subordinated basis by any significant domestic subsidiary of VWR. As of March 31, 2007, neither notes were guaranteed by any of VWR’s subsidiaries because none constitute a significant domestic subsidiary as defined in the indentures for these notes.

These notes contain a number of covenants which, among other things, limit VWR’s ability to incur additional indebtedness, make distributions of cash or property, make acquisitions, engage in transactions with affiliates and incur liens on assets. As of March 31, 2007, VWR was in compliance with all covenants. Upon a change of control, holders of these notes have the right to require VWR to repurchase these notes at a purchase price equal to 101% of principal plus accrued and unpaid interest through the date of

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

repurchase. Subject to specific terms and conditions contained in the indentures for these notes, the Senior Notes and Senior Subordinated Notes are redeemable at VWR’s option prior to maturity.

(c)   Senior Discount Notes

On December 16, 2004, we issued $481.0 aggregate principal amount at maturity ($299.4 gross proceeds) of Senior Discount Notes due 2015 (“Senior Discount Notes”). The proceeds, net of $1.5 of debt issuance costs, were used to pay a cash dividend to holders of our common stock in December 2004. In connection with various transactions involving the issuance of the Senior Floating Rate Notes, on December 6, 2006, CDRV Investment Holdings Corporation (“Holdings Corp”) assumed the obligations under the Senior Discount Notes. We guarantee the Senior Discount Notes on an unsecured senior subordinated basis. The Senior Discount Notes are senior unsecured obligations of Holdings Corp and are structurally subordinated to all obligations and other liabilities of Holdings Corp’s existing and future subsidiaries.

No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually in arrears on January 1, and July 1 of each year, commencing on July 1, 2010, at the rate of 9 5/8% per annum, provided that on any interest payment date, interest will be payable only to the extent of funds actually available for distribution by our subsidiaries to Holdings Corp under specified provisions of the indentures governing the Senior Notes and Senior Subordinated Notes and the Senior Secured Credit Facility covenants.

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

Interest will accrue and be payable quarterly, commencing March 1, 2007. Interest on the Senior Floating Rate Notes may be paid (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Floating Rate Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the applicable LIBOR rate plus the Applicable Spread (as defined in the agreement) (“Cash Interest Rate”). As of March 31, 2007 the Cash Interest Rate was 9.86%. PIK Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the Cash Interest Rate plus 75 basis points.

VWR does not guarantee the obligations under the Senior Discount Notes or the Senior Floating Rate Notes.

(8)   Defined Benefit Plans

VWR sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been VWR’s policy to fund the minimum amount required by local regulations.

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Effective June 1, 2005, the U.S. plan was curtailed and future benefits were frozen effective May 31, 2005 for most participants. Accordingly, most participants will earn no further benefits under the plan after that date.

Net periodic pension cost for our U.S. plan and our significant Non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended March 31,
	U.S. Plan		German, French and UK Plans
	2007	2006	2007	2006
Service cost	$0.5	$0.7	$0.7	$0.7
Interest cost	2.2	2.1	1.2	0.9
Expected return on plan assets	(2.7)	(2.3)	(1.2)	(0.9)
Recognized net actuarial loss	—	0.1	0.1	0.1
Net periodic pension cost	$—	$0.6	$0.8	$0.8

The Company made contributions to the Non-U.S. plans of approximately $0.5 for the three months ended March 31, 2007, and expects to make additional contributions to the U.S. and Non-U.S. plans of approximately $9.4 during the remainder of 2007.

(9)   Comprehensive Income

Comprehensive income is determined as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$12.9	$11.0
Other comprehensive income:
Foreign currency translation adjustments	6.0	6.2
Unrealized gain on derivatives, net of taxes of $0.3	—	0.5
Comprehensive income	$18.9	$17.7

(10)   Commitments and Contingencies

The Company is involved in various environmental, contractual and product liability cases and claims which are considered routine to our business and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the alleged distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of pending cases, including those described below, and any future claims will not be material to our business, financial condition and results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

agreements under either German or EU rules. The Company submitted information to the German Federal Cartel Office in response to its initial request. During 2007, the German Federal Cartel Office has requested additional information that we have provided or are in the process of providing. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with VWR’s acquisition in April 2004, we recorded intangible assets related to our European Distribution Agreement with Merck KGaA. As of March 31, 2007, the unamortized net book value of these intangible assets is approximately $23.1.

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning’s breach of contract claim, but in March 2007, reconsidered its ruling and has now permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. The Company believes Corning’s claims are without merit and will vigorously defend itself against those claims and pursue its counterclaims.

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

	Three Months Ended
	March 31,
	2007	2006
Net Sales
North American Lab	$501.4	$492.2
European Lab	313.6	272.9
Science Education	28.1	30.7
Total	$843.1	$795.8
Operating Income
North American Lab	$32.6	$29.4
European Lab	22.9	14.3
Science Education	1.0	2.4
Total	56.5	46.1
Interest income	(1.7)	(1.3)
Interest expense	37.4	28.7
Other (income) expense, net	(0.1)	0.8
Income before income taxes	$20.9	$17.9

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(12)   Condensed Consolidating Financial Information

Holdings Corp was incorporated on November 22, 2006 as a direct wholly-owned subsidiary of CDRV. On December 6, 2006, Holdings Corp assumed the obligations under the Senior Discount Notes, and became the obligor on the Senior Discount Notes. CDRV has guaranteed the Senior Discount Notes on an unsecured senior subordinated basis. On December 14, 2006, CDRV issued the Senior Floating Rate Notes and paid a dividend to its stockholders in December 2006.

The following condensed consolidating financial information presents the balance sheets at March 31, 2007 and December 31, 2006 and statements of operations and cash flows for the three months ended March 31, 2007 of (1) CDRV, (2) Holdings Corp, the obligor on the Senior Discount Notes, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate CDRV, Holdings Corp and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
March 31, 2007

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Assets
Cash and cash equivalents	$—	$—	$137.4	$—	$137.4
Trade accounts receivable, net	—	—	478.7	—	478.7
Inventories	—	—	255.2	—	255.2
Other current assets	19.9	—	50.9	(26.2)	44.6
Total current assets	19.9	—	922.2	(26.2)	915.9
Property and equipment, net	—	—	157.2	—	157.2
Goodwill	—	—	936.4	—	936.4
Other intangible assets, net	—	—	550.5	—	550.5
Deferred income taxes	6.1	3.9	9.6	—	19.6
Investment in subsidiaries, net	410.9	776.8	—	(1,187.7)	—
Other assets	5.5	1.2	44.1	—	50.8
Total assets	$442.4	$781.9	$2,620.0	$(1,213.9)	$2,630.4
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$20.3	$(19.1)	$1.2
Accounts payable	—	—	378.2	—	378.2
Accrued expenses	9.7	—	171.4	(7.1)	174.0
Total current liabilities	9.7	—	569.9	(26.2)	553.4
Long-term debt	350.0	371.5	954.6	—	1,676.1
Other long-term liabilities	—	—	90.3	—	90.3
Deferred income taxes	—	—	227.9	—	227.9
Total liabilities	359.7	371.5	1,842.7	(26.2)	2,547.7
Common stock purchase subject to guarantee agreement	0.5	—	0.5	(0.5)	0.5
Stockholders’ equity	82.2	410.4	776.8	(1,187.2)	82.2
Total liabilities and stockholders’ equity	$442.4	$781.9	$2,620.0	$(1,213.9)	$2,630.4

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2006

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Assets
Cash and cash equivalents	$1.3	$—	$138.1	$—	$139.4
Trade accounts receivable, net	—	—	452.7	—	452.7
Inventories	—	—	260.6	—	260.6
Other current assets	17.1	—	56.6	(23.1)	50.6
Total current assets	18.4	—	908.0	(23.1)	903.3
Property and equipment, net	—	—	156.9	—	156.9
Goodwill	—	—	933.1	—	933.1
Other intangible assets, net	—	—	552.3	—	552.3
Deferred income taxes	5.1	0.8	7.2	—	13.1
Investment in subsidiaries, net	392.4	752.7	—	(1,145.1)	—
Other assets	5.8	1.2	44.4	—	51.4
Total assets	$421.7	$754.7	$2,601.9	$(1,168.2)	$2,610.1
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$38.3	$(16.5)	$21.8
Accounts payable	—	—	380.8	—	380.8
Accrued expenses	8.3	—	169.1	(6.6)	170.8
Total current liabilities	8.3	—	588.2	(23.1)	573.4
Long-term debt	350.0	362.8	953.0	—	1,665.8
Other long-term liabilities	—	—	80.5	—	80.5
Deferred income taxes	—	—	227.0	—	227.0
Total liabilities	358.3	362.8	1,848.7	(23.1)	2,546.7
Common stock purchase subject to guarantee agreement	0.5	—	0.5	(0.5)	0.5
Stockholders’ equity	62.9	391.9	752.7	(1,144.6)	62.9
Total liabilities and stockholders’ equity	$421.7	$754.7	$2,601.9	$(1,168.2)	$2,610.1

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Net sales	$—	$—	$843.1	$—	$843.1
Cost of goods sold	—	—	604.9	—	604.9
Gross profit	—	—	238.2	—	238.2
Selling, general and administrative expenses	0.4	—	181.3	—	181.7
Operating (loss) income	(0.4)	—	56.9	—	56.5
Interest, net of interest income	8.6	8.8	18.3	—	35.7
Other income, net	—	—	(0.1)	—	(0.1)
(Loss) income before income taxes and equity in earnings of subsidiaries	(9.0)	(8.8)	38.7	—	20.9
Income tax benefit (provision)	3.2	3.1	(14.3)	—	(8.0)
Equity in earnings of subsidiaries, net of tax	18.7	24.4	—	(43.1)	—
Net income	$12.9	$18.7	$24.4	$(43.1)	$12.9

CDRV INVESTORS, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

		Holdings	Non-Guarantor		Total
	CDRV	Corp	Subsidiaries	Eliminations	Company
Net cash provided by operating activities	$2.3	$—	$41.0	$(7.4)	$35.9
Cash flows from investing activities:
Capital expenditures	—	—	(5.9)	—	(5.9)
Other investing activities, net	(2.6)	—	—	2.6	—
Net cash used in investing activities	(2.6)	—	(5.9)	2.6	(5.9)
Cash flows from financing activities:
Proceeds from debt	—	—	2.7	(2.6)	0.1
Repayment of debt	—	—	(21.0)	—	(21.0)
Net change in bank checks outstanding	—	—	(10.4)	—	(10.4)
Dividend	—	—	(7.4)	7.4	—
Other financing activities, net	(1.0)	—	(0.1)	—	(1.1)
Net cash used in financing activities	(1.0)	—	(36.2)	4.8	(32.4)
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Net decrease in cash and cash equivalents	(1.3)	—	(0.7)	—	(2.0)
Cash and cash equivalents beginning of period	1.3	—	138.1	—	139.4
Cash and cash equivalents end of period	$—	$—	$137.4	$—	$137.4

(13)   Subsequent Events

We have a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which is accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF. KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany. The purchase price was approximately $21.0.

In April 2007, we sold a facility in Germany for approximately $2.3. This sale will not have a material impact on our operating results.

In April 2007, we notified the trustee for the Senior Floating Rate Notes that we intend to pay Cash Interest for the quarterly payment due June 1, 2007 in accordance with the terms and conditions of the Senior Floating Rate Notes.

On May 2, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we will be acquired by an affiliate of Madison Dearborn Partners, LLC (“MDP”). Under the Merger Agreement, the issued and outstanding shares of our common stock and equity equivalents issued under the Stock Plan will be converted, on the terms set forth in the Merger Agreement, into the right to receive aggregate cash merger consideration of approximately $2,196.0, less certain transaction expenses and subject to certain other adjustments. The merger is expected to be consummated in the third quarter of 2007, subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain European antitrust approvals. We have made customary representations and warranties in the Merger Agreement and agreed to certain pre-closing covenants in the Merger Agreement, including that we will conduct our business in all material respects in the ordinary course, will not engage in certain types of transactions during such period, and will assist the MDP affiliate in obtaining its debt financing for the transaction. In addition, the Merger Agreement also provides that, at or immediately prior to the consummation of the merger, we will and/or will cause our applicable subsidiaries to repay in full all indebtedness outstanding under, and take such other steps as may be necessary to cause the satisfaction and discharge of all obligations in respect of, the Senior Notes, Senior Subordinated Notes, Senior Discount Notes, Senior Floating Rate Notes, indebtedness under the Senior Secured Credit Facility and certain other of our indebtedness.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and elsewhere in our Form 10-K and in this Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

Our cost of sales consists primarily of the cost of inventory shipped and the cost of labor for services. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

Selling, general and administrative (“SG&A”) expenses primarily reflect the costs of operations dedicated to generating new sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. These expenses also include depreciation and amortization.

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. In addition, we have Asia Pacific operations, which for purposes of external reporting, are embedded within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in major pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

Constant Currency Analysis

We maintain operations primarily in North America and in Europe. Approximately 45% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in the following discussion and analysis to remove the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance.

We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not generally repatriated to the United States, therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

Compliance with the Sarbanes-Oxley Act

In 2006, we completed a program to address the requirements of Section 404 of the Sarbanes-Oxley Act prior to the mandatory compliance date of December 31, 2007. Compliance with these requirements required significant incremental internal resources and financial investments, including, but not limited to, use of outside advisors, additional audit fees, and changes in systems design, security and structure.

Merger Agreement

On May 2, 2007, we entered into an agreement pursuant to which we will be acquired by an affiliate of MDP. See Note 13 under “Item 1—Financial Statements” for more information.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
	2007	% Change	2006
North American Lab	$501.4	1.9%	$492.2
European Lab	313.6	14.9%	272.9
Science Education	28.1	(8.5)%	30.7
Total	$843.1	5.9%	$795.8

Net sales for the three months ended March 31, 2007 increased $47.3 million over the comparable period of 2006. Foreign currency increased net sales by $25.7 million. On a constant currency basis, net sales increased by $21.6 million or 2.7% over the comparable period of 2006.

Net sales in our North American Lab segment for the three months ended March 31, 2007 increased $9.2 million over the comparable period of 2006. Foreign currency decreased net sales by $0.9 million. On a constant currency basis, net sales increased $10.1 million or 2.1% over the comparable period of 2006. For the three months ended March 31, 2007, our net sales to customers in the pharmaceutical industry experienced low-single digit growth and our net sales to customers in industrial markets achieved mid-single digit growth. Our net sales to our education and biotechnology customers were relatively flat.

Net sales in our European Lab segment for the three months ended March 31, 2007 increased $40.7 million over the comparable period of 2006. Foreign currency increased net sales by $26.6 million. On a constant currency basis, net sales increased $14.1 million or 5.2% over the comparable period of 2006. For the three months ended March 31, 2007, our net sales to bio-pharmaceutical customers achieved high-single digit growth, our net sales to industrial and education customers experienced low-single digit growth, our net sales to clinical customers experienced mid-single digit growth and our net sales to resellers were relatively flat.

Net sales in our Science Education segment for the three months ended March 31, 2007 decreased $2.6 million or 8.5% from the comparable period of 2006. This decrease was primarily a result of a decline in net sales to our publisher customers and a decline in our international business due to the fulfillment of two large international orders in 2006. Net sales to our consumer customers were relatively flat.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Gross profit	$238.2	$214.4
Percentage of net sales (gross margin)	28.3%	26.9%

Gross profit for the three months ended March 31, 2007 increased $23.8 million over the comparable period of 2006. Foreign currency increased gross profit by $8.5 million. On a constant currency basis, gross profit increased $15.3 million or 7.1% from the comparable period of 2006. The increases in gross profit in both our North American Lab and European Lab segments are primarily a result of favorable pricing, better mix and improved recovery of freight costs, especially in our European Lab segment. These increases are partially offset by a decrease in gross profit in our Science Education segment of $1.1 million primarily as a result of the decreased net sales discussed above.

Selling, General, and Administrative Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Selling, general and administrative expenses	$181.7	$168.5
Percentage of net sales	21.6%	21.2%

SG&A for the three months ended March 31, 2007 increased $13.2 million over the comparable period of 2006. Foreign currency increased SG&A by $4.4 million. On a constant currency basis, SG&A increased $8.8 million or 5.2% from the comparable period of 2006 primarily as a result of inflation and partially due to increased costs related to our global sourcing/category management initiatives and on-going expansion in Asia Pacific. Partially offsetting these increases are cost savings derived from improved efficiencies in our service and distribution centers, particularly in our in our North American Lab segment.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
		% of		% of
	2007	Net Sales	2006	Net Sales
North American Lab	$32.6	6.5%	$29.4	6.0%
European Lab	22.9	7.3%	14.3	5.2%
Science Education	1.0	3.6%	2.4	7.8%
Total	$56.5	6.7%	$46.1	5.8%

Operating income for the three months ended March 31, 2007 increased $10.4 million over the comparable period of 2006. Foreign currency increased operating income by $4.1 million. On a constant currency basis, operating income increased $6.3 million or 13.7% from the comparable period of 2006. This increase was primarily the result of a gross profit increase of $15.3 million, partially offset by an SG&A increase of $8.8 million.

Operating income in our North American Lab segment for the three months ended March 31, 2007 increased $3.2 million over the comparable period of 2006. Foreign currency increased operating income by $2.2 million. On a constant currency basis, operating income increased $1.0 million or 3.4% from the comparable period of 2006. This increase was primarily the result of a gross profit increase of $7.0 million, partially offset by an SG&A increase of $5.8 million.

Operating income in our European Lab segment for the three months ended March 31, 2007 increased $8.6 million over the comparable period of 2006. Foreign currency increased operating income by $1.9 million. On a constant currency basis, operating income increased $6.7 million or 46.9% from the comparable period of 2006. This increase was the result of a gross profit increase of $9.4 million, partially offset by an SG&A increase of $2.7 million.

Operating income in our Science Education segment for the three months ended March 31, 2007 decreased $1.4 million from the comparable period of 2006. The decrease was the result of a gross profit decrease of $1.1 million and an SG&A increase of $0.3 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three months ended March 31, 2007 increased to $35.7 million from $27.4 million for the comparable period of 2006. The increase is due to interest on the Senior Floating Rate Notes issued in December 2006 and higher variable interest rates on the Senior Secured Credit Facility term loans, partially offset by decreased amounts outstanding under the Senior Secured Credit Facility term loans due to prepayments made and increased interest income.

Other (income) expense, net

Other (income) expense, net was ($0.1) million for the three months ended March 31, 2007 compared to $0.8 million for the comparable period of 2006. Other income, net for the three months ended March 31, 2007 includes equity income of ($0.4) million, partially offset by net exchange losses of $0.3 million. Other expense, net for the three months ended March 31, 2006 includes net exchange losses of $1.0 million, partially offset by equity income of ($0.1) million.

Income Taxes

The effective income tax rate for the three months ended March 31, 2007 was 38.1% compared to 38.8% for the comparable period of 2006. The decrease in the 2007 rate is primarily a result of changes in the geographical mix of earnings.

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

Working capital, excluding cash and debt, was $226.3 million and $212.3 million at March 31, 2007 and December 31, 2006, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 51.1 days and 50.2 days for the quarterly periods ended March 31, 2007 and December 31, 2006, respectively. Days sales outstanding are higher in Europe due to the extended payment practices in certain countries in which we operate.

Inventories.   Days supply of inventory were 38.0 days and 39.8 days for the quarterly periods ended March 31, 2007 and December 31, 2006, respectively. The improvement is due to focused efforts to reduce our inventories on hand.

Accounts Payable.   Days payables outstanding were 56.3 days and 58.1 days for the quarterly periods ended March 31, 2007 and December 31, 2006, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operations, excluding working capital	$35.8	$29.3
Cash flow from working capital changes, net	0.1	27.9
Cash flow from operations	$35.9	$57.2

We generated $35.9 million of cash flow from operations during the three months ended March 31, 2007 compared to $57.2 million during the comparable period of 2006. The decrease in cash flow from operations is primarily the result of lower cash flow from working capital changes due primarily to lower cash flows from accounts payable and higher bonus payments in the current period that is partially offset by an increase in net income.

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2007 compared to $4.8 million for the comparable period of 2006. This increase is due to higher capital expenditures.

Net cash used in financing activities was $32.4 million for the three months ended March 31, 2007 compared to $55.4 million for the comparable period of 2006. This decrease is primarily due to decreased net debt payments of $24.3 million.

As of March 31, 2007, we had outstanding indebtedness of $1,677.3 million, which consists primarily of $520.0 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $371.5 million of accreted value of the Senior Discount Notes, $350.0 million of Senior Floating Rates Notes, a $293.1 million U.S. dollar-denominated term loan, and a $136.9 million Euro-denominated term loan.

As of March 31, 2007, we had $9.5 million of outstanding but undrawn letters of credit and our remaining borrowing availability under the $150.0 million multi-currency revolving credit facility forming part of the Senior Secured Credit Facility was $140.5 million. Undrawn amounts under the multi-currency revolving credit facility will be available to meet future working capital and our business needs. Any potential borrowings under the multi-currency revolving credit facility bear interest at variable rates; interest expense for any such borrowings would fluctuate as well.

Under the credit agreement for the Senior Secured Credit Facility, VWR’s excess cash flow (as defined in the credit agreement) from the prior year is required to be used to prepay credit agreement debt. Mandatory principal prepayments of $20.5 million and $44.5 million were made in March 2007 and 2006, respectively, based on VWR’s excess cash flow generated in 2006 and 2005, respectively. The required principal prepayment for 2006 was reduced partially due to a $60.0 million voluntary principal prepayment made in September 2006.

Based upon current operating levels and expectations as to future growth, we believe that cash on hand, cash generated from operations and amounts available under our $150.0 million multi-currency revolving credit facility will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs until the maturity of the Senior Secured Credit Facility, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of March 31, 2007, we had $137.4 million of cash and cash equivalents on hand.

Indebtedness

The Merger Agreement provides that, at or immediately prior to the consummation of the merger, we will and/or will cause our applicable subsidiaries to repay in full all indebtedness outstanding under, and take such other steps as may be necessary to cause the satisfaction and discharge of all obligations in respect of, the Senior Notes, Senior Subordinated Notes, Senior Discount Notes, Senior Floating Rate Notes, indebtedness under the Senior Secured Credit Facility and certain other of our indebtedness.

See Note 13 under “Item 1—Financial Statements” for more information.

Senior Secured Credit Facility.   The Senior Secured Credit Facility consists of (1) a term loan facility providing for a loan denominated in Euros, in an aggregate principal amount currently outstanding of $136.9 million as of March 31, 2007, (2) a term loan facility providing for a term loan denominated in U.S. dollars in an aggregate principal amount outstanding of $293.1 million, and (3) a multi-currency revolving credit facility, providing for up to $150.0 million in multi-currency revolving loans (reduced by the amount of any standby and commercial letters of credit drawn under that facility) outstanding at any time.

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. VWR’s ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, VWR’s compliance with the financial covenants that limit VWR’s ability to incur additional indebtedness, pay cash dividends and make certain other payments as set forth in the credit agreement for the Senior Secured Credit Facility. The financial covenants include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods, as those are defined and relate to VWR. Failure of VWR to comply with these financial ratio covenants would result in a default under the credit agreement for the Senior Secured Credit Facility and, absent a waiver or an amendment from our lenders, would permit the acceleration of all outstanding borrowings under the Senior Secured Credit Facility. VWR was in compliance with these financial covenants as of March 31, 2007.

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

Credit Agreement EBITDA is not a financial measure used in the covenants under the indentures for the notes. The term “Consolidated EBITDA” is used in the indentures as part of the calculation of the term “Consolidated Coverage Ratio,” which is used for a number of purposes, including determining our ability to incur additional indebtedness and pay cash dividends and make certain other restricted payments, and may include certain cost savings or synergies. “Consolidated EBITDA” is not the same as Credit Agreement EBITDA.

The following table presents a calculation of VWR’s Credit Agreement EBITDA for the twelve months ended March 31, 2007 (dollars in millions):

Net income(1)	$77.0
Income tax provision(1)	48.8
Interest expense, net(1)	75.5
Depreciation and amortization(1)	43.2
Non-cash charges(2)	11.4
Other extraordinary, unusual or non-recurring items(3)	1.9
Credit Agreement EBITDA	$257.8

(1)          These amounts include the four quarters during the twelve months ended March 31, 2007 as reported in the respective Form 10-Q or Form 10-K.

(2)          Non-cash charges include pension, post-retirement and post-employment benefit expenses, net of cash contributed to the respective benefit plans in that year; amortization of direct response catalog costs for those catalogs with useful lives greater than one year; charges for equity compensation; and LIFO adjustments.

(3)          Other extraordinary, unusual or non-recurring items include one-time severance costs; non-routine inventory reserve adjustments; gains or losses on the sale of businesses or facilities; and other extraordinary, unusual or non-recurring gains, losses, charges or credits.

The financial covenants specify, among other things, the following requirements for each four-quarter period ended during the following test periods:

	Consolidated Debt to	Credit Agreement EBITDA
	Credit Agreement	to Credit Agreement
	EBITDA Leverage Ratio	Interest Expense Ratio
Test Period	Not More Than	Not Less Than
December 31, 2006–December 30, 2007	6.5 to 1.0	2.0 to 1.0
December 31, 2007–December 30, 2008	6.0 to 1.0	2.1 to 1.0
December 31, 2008–December 30, 2009	5.5 to 1.0	2.2 to 1.0
December 31, 2009–December 30, 2010	5.0 to 1.0	2.3 to 1.0
December 31, 2010 and thereafter	5.0 to 1.0	2.4 to 1.0

The table below sets forth VWR’s specified debt to Credit Agreement EBITDA leverage ratio and Credit Agreement EBITDA to interest expense ratio for the twelve months ended March 31, 2007:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	3.8 to 1.0
Credit Agreement EBITDA to Credit Agreement Interest expense Ratio(1)	3.7 to 1.0

(1)          For purposes of calculating the compliance ratio noted above, credit agreement interest expense was based on actual interest expense, net of interest income, reduced by amortization of deferred financing fees.

As noted above, the credit agreement for the Senior Secured Credit Facility restricts VWR’s ability to transfer assets, pay cash dividends and make certain other payments to its direct or indirect parent companies. In January 2007, VWR amended provisions in the credit agreement to conform them in certain respects to the provisions in the indentures governing the Senior Notes and Senior Subordinated Notes (described below), including the indebtedness, restricted payments and investments covenants. The modifications permit VWR to pay or make specified cash dividends, payments or distributions to allow us to make cash interest payments on the Senior Floating Rate Notes and to make other payments, subject to the indenture governing such notes. In addition, as part of the amendment to the credit agreement, the interest margin on the Euro-denominated term loan was decreased by 50 basis points.

Foreign Subsidiaries.   Our foreign subsidiaries operate from time to time with and without formal lines of credit with local banks. The borrowings available to and drawn from time to time by our foreign subsidiaries are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility.

Senior and Senior Subordinated Notes.   The Senior Notes and Senior Subordinated Notes mature on April 15, 2012 and April 15, 2014, respectively, in aggregate principal amounts of $200.0 million and $320.0 million, respectively. The indentures governing the Senior Notes and Senior Subordinated Notes contain certain covenants that, among other requirements, limit VWR’s ability to incur additional indebtedness and liens against VWR’s property and assets, limit VWR’s ability to transfer assets, pay cash dividends and make certain other restricted payments (unless certain conditions are met), and limit VWR’s ability to sell assets or restrict the use of the proceeds therefrom. At March 31, 2007, VWR was in compliance with all covenants under these indentures.

Senior Discount Notes.   In December 2004, we issued $481.0 million aggregate principal amount at maturity ($297.9 million in net proceeds) of 9 5/8% Senior Discount Notes due 2015. In connection with various transactions involving the issuance of the Senior Floating Rate Notes in December 2006, Holdings Corp, a wholly-owned subsidiary, assumed the obligations under the Senior Discount Notes. The Senior Discount Notes are senior unsecured obligations of Holdings Corp and are structurally subordinated to all obligations and other liabilities of Holdings Corp’s existing and future subsidiaries. No cash interest will accrue on the Senior Discount Notes prior to January 1, 2010. Thereafter, cash interest will accrue and be payable semiannually, only to the extent of funds actually available for distribution by our subsidiaries to Holdings Corp under specified provisions of the indentures governing our Senior Notes and Senior Subordinated Notes and the Senior Secured Credit Facility covenants. As of March 31, 2007, the accreted value of the Senior Discount Notes was $371.5 million.

Senior Floating Rate Notes.   In December 2006, we issued $350.0 million aggregate principal amount of Senior Floating Rate Notes due 2011. The Senior Floating Rate Notes are senior unsecured obligations of the Company and are structurally subordinated to all obligations and other liabilities of the Company’s existing and future subsidiaries. Interest is payable quarterly. Interest on the Senior Floating Rate Notes may be paid (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the outstanding Senior Floating Rate Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK

Interest. Cash Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to an applicable LIBOR plus an applicable spread (as defined in the agreement) (“Cash Interest Rate”). PIK Interest will accrue on the Senior Floating Rate Notes at a rate per annum equal to the Cash Interest Rate plus 75 basis points.

VWR does not guarantee the obligations under the Senior Discount Notes or Senior Floating Rate Notes. The terms of the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes significantly restrict VWR from making distributions and otherwise transferring assets to its direct or indirect parent companies. However, in January 2007, VWR amended the provisions of the credit agreement for the Senior Secured Credit Facility to provide VWR with more flexibility to make dividends or other payments to enable us to pay Cash Interest with respect to the Senior Floating Rate Notes. On March 1, 2007, VWR paid a dividend of $7.4 million that enabled us to make a Cash Interest payment of $7.4 million with respect to the Senior Floating Rate Notes. In April 2007, we notified the trustee for the Senior Floating Rate Notes that we intend to pay Cash Interest for the quarterly payment due June 1, 2007 in accordance with the terms and conditions of the Senior Floating Rate Notes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 for the Company’s critical accounting policies.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the Company’s quantitative and qualitative disclosure about market risk. There was no material change in such information as of March 31, 2007.

Item 4—Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

For information regarding legal proceedings, see Note 10 in “Item 1—Financial Statements” of this quarterly report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A—Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations and financial condition.

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
10.1	VWR International, Inc. Nonqualified Deferred Compensation Plan, effective May 1, 2007	Filed herewith.
10.2	VWR International, Inc. Nonqualified Deferred Compensation Plan Trust Agreement, dated as of May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDRV INVESTORS, INC.

By:
/s/ GREGORY L. COWAN
	Name:	Gregory L. Cowan
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

May 14, 2007