Form 10-Q
period 2007-06-30
VWR Funding, Inc.
filed 2007-08-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:  333-124100

VWR FUNDING, INC.

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

As of June 30, 2007, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 14, 2007 was 1,000.

VWR FUNDING, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART I.   FINANCIAL INFORMATION (Predecessor and Successor):

On June 29, 2007, CDRV Investors, Inc. completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated May 2, 2007 (as amended), by and among CDRV Investors, Inc., Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), VWR Investors, Inc., a Delaware Corporation and subsidiary of Holdings, and Varietal Distribution Merger Sub, Inc., a Delaware corporation and subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV Investors, Inc., with CDRV Investors, Inc. continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV Investors, Inc. changed its name to VWR Funding, Inc. (as used herein, the “Company” refers to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires).

The following financial statements of the Company for the periods indicated are included in this Quarterly Report on Form 10-Q. The term “Successor” refers to the Company after giving effect to the consummation of the Merger. The term “Predecessor” refers to the Company prior to giving effect to the consummation of the Merger. See the “Basis of Presentation” in Note 1 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q.

		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets—as of June 30, 2007 (Unaudited) and December 31, 2006	1
	Consolidated Statements of Operations (Unaudited)—for the periods included in the three months ended June 30, 2007 and for the three months ended June 30, 2006	2
	Consolidated Statements of Operations (Unaudited)—for the periods included in the six months ended June 30, 2007 and for the six months ended June 30, 2006	3
	Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)—for the periods included in the six months ended June 30, 2007	4
	Consolidated Statements of Cash Flows (Unaudited)—for the periods included in the six months ended June 30, 2007 and for the six months ended June 30, 2006	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION:
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits	43
Signature		45

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

VWR FUNDING, INC.
Consolidated Balance Sheets
(Dollars in millions, except share data)

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$77.1	$139.4
Compensating cash balance	279.6	36.1
Trade accounts receivable, less reserves of $9.7 and $9.8, respectively	477.7	452.7
Other receivables	24.7	30.1
Inventories	281.8	260.6
Other current assets	22.1	20.5
Total current assets	1,163.0	939.4
Property and equipment, net	178.3	156.9
Investments	—	8.3
Goodwill	1,897.0	933.1
Other intangible assets, net	2,426.8	552.3
Deferred income taxes	12.1	13.1
Other assets	76.9	43.1
Total assets	$5,754.1	$2,646.2
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term portion of debt and current portion of capital lease obligations	$26.5	$21.8
Accounts payable	441.8	416.9
Accrued expenses	154.8	170.8
Accrued expenses related to the Merger	210.2	—
Total current liabilities	833.3	609.5
Long-term debt	2,624.5	1,661.0
Capital lease obligations	4.5	4.8
Other long-term liabilities	84.2	80.5
Deferred income taxes	833.0	227.0
Total liabilities	4,379.5	2,582.8
Predecessor common stock purchase subject to guarantee agreement	—	0.5
Redeemable equity units	34.5	—
Commitments and contingences
Stockholders’ equity:
Common stock (Succcessor), $0.01 par value; 1,000 shares authorized, issued and outstanding at June 30, 2007	—	—
Common stock (Predecessor), $0.01 par value; 7,000,000 shares authorized, 5,862,892 shares issued and 5,803,412 outstanding at December 31, 2006	—	0.1
Additional paid-in capital	1,354.9	14.5
(Accumulated deficit) / retained earnings	(2.9)	1.7
Accumulated other comprehensive (loss) income	(11.9)	50.8
Treasury stock, at cost, 59,480 shares at December 31, 2006	—	(4.2)
Total stockholders’ equity	1,340.1	62.9
Total liabilities and stockholders’ equity	$5,754.1	$2,646.2

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.
Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Three Months
	June 30,	April 1 -	Ended
	2007	June 29, 2007	June 30, 2006
Net sales	$—	$856.2	$815.0
Cost of goods sold	—	625.2	595.9
Gross profit	—	231.0	219.1
Selling, general and administrative expenses	0.2	190.0	174.4
Merger expenses	—	36.4	—
Restructuring credits	—	—	(0.8)
Operating (loss) income	(0.2)	4.6	45.5
Interest income	—	(1.6)	(1.5)
Interest expense	4.6	64.4	28.2
Other income, net	—	(3.4)	(0.4)
(Loss) income before income taxes	(4.8)	(54.8)	19.2
Income tax (benefit) provision	(1.9)	(16.3)	5.8
Net (loss) income	$(2.9)	$(38.5)	$13.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.
Consolidated Statements of Operations (Continued)
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Six Months
	June 30,	January 1 -	Ended
	2007	June 29, 2007	June 30, 2006
Net sales	$—	$1,699.3	$1,610.8
Cost of goods sold	—	1,230.1	1,177.3
Gross profit	—	469.2	433.5
Selling, general and administrative expenses	0.2	371.3	342.9
Merger expenses	—	36.8	—
Restructuring credits	—	—	(1.0)
Operating (loss) income	(0.2)	61.1	91.6
Interest income	—	(3.3)	(2.8)
Interest expense	4.6	101.8	56.9
Other (income) expense, net	—	(3.5)	0.4
(Loss) income before income taxes	(4.8)	(33.9)	37.1
Income tax (benefit) provision	(1.9)	(8.3)	12.7
Net (loss) income	$(2.9)	$(25.6)	$24.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(Dollars in millions, except share data)
(Unaudited)

For the period January 1 – June 29, 2007 (Predecessor)

				Retained	Accumulated
			Additional	earnings /	other	Treasury stock,
	Common stock		paid-in	accumulated	comprehensive	at cost
	Shares	Amount	capital	deficit	income	Shares	Amount	Total
Balance at January 1, 2007	5,862,892	$ 0.1	$ 14.5	$ 1.7	$ 50.8	59,480	$ (4.2)	$ 62.9
Issuance of common stock in connection with our stock incentive plan	1,757	—	0.2	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	9.0	—	—	—	—	9.0
Tax benefit related to stock options	—	—	0.1	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive (loss) income:
Net loss	—	—	—	(25.6)	—	—	—	(25.6)
Unrealized loss on derivatives, net of tax	—	—	—	—	(1.1)	—	—	(1.1)
Foreign currency translation adjustment	—	—	—	—	25.8	—	—	25.8
Total comprehensive loss								(0.9)
Balance at June 29, 2007	5,870,549	$ 0.1	$ 24.0	$ (23.9)	$ 75.5	66,680	$ (4.9)	$ 70.8

June 30, 2007 (Successor)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
Opening balance at June 30, 2007	—	$ —	$ —	$ —	$ —	$ —
Issuance of common stock, net of expenses and redeemable equity units	1,000	—	1,354.9	—	—	1,354.9
Realized loss on derivatives	—	—	—	—	(11.9)	(11.9)
Comprehensive loss:
Net loss	—	—	—	(2.9)	—	(2.9)
Total comprehensive loss						(2.9)
Balance at June 30, 2007	1,000	$ —	$ 1,354.9	$ (2.9)	$ (11.9)	$ 1,340.1

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.
Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Six Months
	June 30,	January 1 -	Ended
	2007	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net (loss) income	$(2.9)	$(25.6)	$24.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	0.2	19.4	16.2
Loss (gain) on sale of assets	—	0.5	(0.7)
Non-cash interest accretion	—	17.5	15.9
Non-cash credit for restructuring	—	—	(1.0)
Non-cash equity compensation expense	—	9.0	2.4
Amortization and write-off of debt issuance costs	—	31.0	2.8
Deferred income tax benefit	(1.9)	(10.4)	(1.3)
Provision for doubtful accounts	—	1.0	3.1
Changes in working capital, net of effect of business acquisitions
Trade accounts receivable	—	(14.1)	(27.4)
Other receivables	—	6.0	8.5
Inventories	—	(9.7)	18.9
Other assets	—	0.9	(3.8)
Accounts payable	—	15.2	11.8
Accrued expenses and other long-term liabilities	1.2	16.3	12.2
Net cash (used in) provided by operating activities	(3.4)	57.0	82.0
Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8 (Note 6(a))	(3,592.7)	—	—
Net change in compensating cash balance—investing	(210.2)	—	—
Capital expenditures	—	(15.7)	(10.0)
Acquisition of other businesses and transaction costs	—	(19.4)	(0.8)
Proceeds from sales of property and equipment	—	2.2	5.1
Net cash used in investing activities	(3,802.9)	(32.9)	(5.7)
Cash flows from financing activities:
Proceeds from debt	2,613.8	0.1	0.2
Repayment of debt	—	(21.4)	(45.5)
Issuance of common stock, net of expenses	1,353.8	—	—
Net change in bank overdrafts	—	0.5	(26.1)
Net change in compensating cash balance—financing	(25.5)	(7.8)	8.1
Proceeds from stock incentive plan	—	0.2	4.0
Acquisition of treasury stock	—	(0.7)	(2.1)
Cash paid for debt issuance costs	(58.7)	(0.6)	—
Net cash provided by (used in) financing activities	3,883.4	(29.7)	(61.4)
Effect of exchange rate changes on cash	—	2.0	2.2
Net increase in cash and cash equivalents	77.1	(3.6)	17.1
Cash and cash equivalents beginning of period	—	139.4	126.1
Cash and cash equivalents end of period	$77.1	$135.8	$143.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.4	$51.8	$38.4
Income taxes paid, net	$—	$14.1	$3.0

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)

(1)          The Merger, Nature of Operations and Basis of Presentation

(a)         The Merger

Until June 29, 2007, CDRV Investors, Inc. (“CDRV”) was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, CDRV completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated May 2, 2007 (as amended, the “Merger Agreement”), by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), VWR Investors, Inc., a Delaware Corporation and subsidiary of Holdings, and Varietal Distribution Merger Sub, Inc., a Delaware corporation and subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. (as used herein, the “Company,” “we,” “us” or “our” refers to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires).

After giving effect to the Merger and related transactions, the Company became a direct wholly owned subsidiary of VWR Investors, Inc., which is a direct wholly owned subsidiary of Holdings. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) own approximately 92% of the ownership interests of Holdings on a fully-diluted basis.

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of approximately $1,425.0, the issuance of $675.0 aggregate principal amount of unsecured senior notes due 2015 (“10.25%/11.25% Senior Notes”), the issuance of $353.3 and €125.0 million ($169.0 on a U.S. dollar equivalent basis as of June 30, 2006) aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“10.75% Senior Subordinated Notes”) and the incurrence of senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 million ($811.2 on a U.S. dollar equivalent basis as of June 30, 2007) (the “Senior Secured Credit Facility”).

For financial reporting purposes, the Merger was deemed to occur as of the close of business on June 29, 2007. As a result of the Merger, the Successor period is presented on a different cost basis than the Predecessor period financial statements and, therefore, is not comparable. The Company’s financial position at June 30, 2007 includes material impacts from the Merger as well as the application of preliminary purchase accounting determinations.

At June 30, 2007, our compensating cash balance totaled $279.6, of which $235.7 was disbursed in July 2007 to liquidate liabilities related to the Merger and to pay residual amounts on tendered debt balances. The remaining $43.9 at June 30, 2007 and the balance at December 31, 2006 represents the global cash pooling arrangement discussed in Note 1(c).

In addition, our assets and liabilities were adjusted to their respective preliminary estimated fair value at June 30, 2007. This resulted in a significant increase to the value of our identified intangible assets, including goodwill. We also revalued our pension obligations and related investments as of the balance sheet date. In connection with certain purchase accounting adjustments, we also recorded significant deferred tax liabilities and certain deferred tax assets described below. In addition, as discussed above and in Note 7, we incurred substantial additional indebtedness.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

(b)          Nature of Operations

We distribute scientific supplies, chemicals, and equipment and provide services, primarily in North America and Europe. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

(c)           Basis of Presentation

The financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements. The Merger has been reflected as of June 30, 2007 and the financial statements reflecting the financial position of the Company at June 30, 2007 and the results of operations and cash flows for the one day period ended June 30, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements.

The accompanying consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”). The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the financial statements, footnotes and related disclosures included in the Form 10-K.

The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that the estimates are reasonable.

The presentation of certain amounts from prior periods have been revised. We have reassessed our global cash pooling arrangement pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, an interpretation of

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

APB Opinion No. 10 and FASB  Statement No. 105. While our cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset the underlying cash deficit with a cash surplus from another country.

Accordingly, we have increased compensating cash balance and accounts payable  by $36.1 in the accompanying December 31, 2006 consolidated balance sheet to account for this arrangement on a gross basis. Our consolidated statement of cash flows for the six months ended June 30, 2006 has been corrected to include $8.1 in net change in compensating cash balance—financing and an additional ($8.1) in net change in bank overdrafts. In no period did working capital, stockholders’ equity, operating cash flow, investing cash flow, financing cash flow or the income statement change as a result of this correction. The correction will increase compensating cash balance and accounts payable in all quarterly and annual financial statements for the periods March 31, 2005 through March 31, 2007. We believe that the effects of the above correction are not material to our financial position, results of operations or liquidity for any period presented.

(2)          New Accounting Standards

The following accounting standards were adopted during 2007.

During July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. See Note 3(a) for further information related to our adoption of FIN 48.

During July 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which discusses the presentation of certain taxes in the income statement on either a gross or net basis. We adopted EITF 06-3 effective January 1, 2007. We record such taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not result in a change in our accounting policy and, accordingly, did not have a material effect on the Company’s financial position or results of operations.

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

VWR FUNDING, INC.
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

(3)          Income Taxes

(a)         Adoption of FIN 48

FIN 48 requires us to recognize a liability for uncertain tax positions in our consolidated financial statements, the impact of a tax position if that tax position is not more likely than not to be sustained upon examination, based on technical merits. As of January 1, 2007, we had uncertain tax positions of approximately $7.0. Of the total, $2.1 would affect our effective tax rate and the remaining $4.9 would result in an adjustment to goodwill. In addition, as of January 1, 2007, we had accrued interest related to our uncertain tax positions of approximately $1.3. Interest and penalties related to uncertain tax positions are included in income tax expense.

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

We have concluded all U.S. federal income tax matters for years through 2003. Our U.S. federal income tax returns for 2004 and 2005 are currently under examination. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2000. Examinations are currently in process in Belgium and Germany. Except for one uncertain tax position, that has been reserved, substantially all material state and local income tax matters have been finalized through 2001. Based on the status of examinations, it is not reasonably possible that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact in 2007, if any, to the reserve for uncertain tax positions. There have been no significant changes to the status of the examinations during the six months ended June 30, 2007.

At the date of adoption, we identified $2.2 relating to the recognition of the indirect tax effect of the federal benefit on tax uncertainties. This benefit was partially offset by other net tax uncertainties, primarily related to state taxes, of $0.6. These tax uncertainties relate to contingencies that existed prior to the acquisition by CD&R in April 2004; and, as such, the Company increased deferred tax assets by $1.3, decreased goodwill by $1.6 and decreased our reserves for uncertain tax positions by $0.3.

In connection with the Merger, the Company recognized a liability for uncertain tax positions of $4.2 million that we believe are not more likely than not to be sustained upon examination. The liability for uncertain tax positions was recorded as an adjustment to goodwill.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

No portion of the reversal of the total liability for uncertain tax positions of $11.2 million will have an impact on the Company’s effective income tax rate.

(b)          Effects of the Merger

In connection with certain purchase accounting adjustments we have recorded deferred tax liabilities and deferred tax assets. The establishment of the deferred taxes primarily result from the basis difference associated with intangible assets and net operating loss carryforwards primarily as a result of the Merger. At June 30, 2007, we have approximately $127.0 of deferred tax assets related to U.S. federal and state tax net operating loss carryforwards which are primarily related to the settlement of share-based compensation under the CDRV Investors, Inc. Stock Incentive Plan (the “Stock Plan”) and debt pre-payment penalties. We believe that it is more likely than not that these tax loss carryforwards will be realized in the future. None of these adjustments impacted our effective tax rate.

(4)          Share-Based Compensation

(a) Predecessor Stock Plan

The Company had certain share-based compensation programs under the Stock Plan which included shares, options and restricted stock units. Refer to Note 15 in the Form 10-K for information on the valuation and accounting for these programs.

During the first quarter of 2007, we granted 1,000 options to one of our employees and 3,500 restricted stock units to certain of our officers. During the first quarter of 2006, we granted 58,929 options to our President and Chief Executive Officer.

During the second quarter of 2006, we offered 85 of our officers and employees the option to purchase 40,166 shares at $75.00 per share. The fair value of this purchase option of $1.3 was charged to operations in the second quarter of 2006. We closed the offering with 51 of our officers and employees for the purchase of 25,070 shares in the second quarter of 2006 and granted 50 of these officers and employees 49,140 options during the third quarter of 2006.

During the period April 1–June 29, 2007 and the second quarter of 2006, no options were granted.

The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods when options were granted are as follows:

		Six Months
	January 1 –	Ended
	June 29, 2007	June 30, 2006
Fair value of options granted	$42.96	$33.61
Risk-free interest rate	4.53%	4.76%
Expected life of options	6.5 years	6.5 years
Volatility	34%	35%
Expected dividend yield	0.0%	0.0%

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

In accordance with the terms of the Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. Therefore, we expensed the unamortized grant date fair value of all unvested options and restricted stock units in the period April 1 – June 29, 2007.

Share-based compensation charged to selling, general and administrative (“SG&A”) expenses was $8.4 and $9.0 for the periods April 1–June 29, 2007 and January 1–June 29, 2007, respectively. Share-based compensation charged to SG&A expenses, including the charge for the purchase option of $1.3 discussed above, was $1.9 and $2.4 for the three and six months ended June 30, 2006, respectively.

(b)  Successor Equity Plan

In connection with the Merger, certain members of management were provided the opportunity to purchase, pursuant to the terms of the 2007 Securities Purchase Plan and Management Unit Purchase Agreement (the Equity Plan), equity units of Holdings. Management invested funds totaling $35.6 which were allocated to the purchase of Preferred Units, Common Units, and Founders Units.

The Preferred Units, which are fully vested upon issuance, are non-voting units that have a liquidation value equal to the amount of any unreturned capital contributions with respect to such units plus the amount of any accrued and unpaid yield. The yield on the Preferred Units accrues at a rate of 8.0% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units.

The Common Units, which are fully vested upon issuance, each have one vote per unit. The Common Units are subordinate to the Preferred Units, including the unpaid yield. Holders will be entitled to participate in distributions in respect to the Common Units, if and when approved by Holdings’ Board of Managers, ratably on a per-unit basis.

The Founders Units vest pro rata on a daily basis during the four-year vesting period following issuance, subject to accelerated vesting upon the occurrence of certain events. The Founders Units are subordinate to the Preferred Units, including the unpaid yield. Holders will be entitled to participate in distributions in respect to the vested Founder Unit, if and when approved by Holdings’ Board of Managers, ratably on a per-unit basis. The Founders Units may have a fair market value in excess of their original cost at the time of their issuance in connection with the June 29, 2007 transaction. Since the Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, we would be required to recognize compensation cost, represented as the fair value of the Founders Units over the original cost of the units through the vesting period. We are in the process of obtaining an independent appraisal of the Founders Units as of the closing date of the Merger.

In the event of a separation in employment of a management investor, the terms of the Equity Plan provide certain repurchase options to Holdings and certain of its affiliates and a put option to the separated management investor.  Upon the separation of a management investor, Holdings would first have an option to repurchase the management investor’s Preferred Units, Common Units and Founders Units. If Holdings or its affiliates do not exercise such option, then the applicable separated management investor has the right to put to Holdings the Preferred Units, the Common Units and Founders Units. Under the put to Holdings, payment would be made in cash for the Preferred Units and via the issuance of a subordinated promissory note to the separated management investor for the Common Units and Founder Units.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Under the repurchase option or put option discussed above, the repurchase price of the Common Units and the vested Founders Units would be at fair market value, unless the employee termination is for Cause (as defined), which would require the vested Founders Units to instead be repurchased at the lower of fair market value or original cost. Unvested Founders Units would be repurchased at the lower of fair market value or original cost. Preferred units would be repurchased at cost plus any unpaid accrued yield. In addition, should any units be repurchased by Holdings under the Equity Plan, we may be required to fund those repurchases.

Since units issued pursuant to the Equity Plan are subject to repurchase due to events outside of our control, we are required to classify the management owned vested Equity Plan units outside of permanent equity on our consolidated balance sheet at fair market value. Accordingly, as of June 30, 2007 we have $34.5 recorded as redeemable equity units on our consolidated balance sheet that represented the management owned Preferred Units and Common Units, all of which were fully vested upon issuance. The Founders Units are unvested as of June 30, 2007. On a quarterly basis, we will adjust the reported value by marking the management owned Equity Plan units to market, which will result in an adjustment to additional paid-in capital for the Preferred Units, Common Units and vested Founders Units.

(5)          Restructuring Activities

(a)         Restructuring activities related to Predecessor purchase accounting

The following table sets forth the activity for the six months ended June 30, 2007 associated with the Company’s liabilities for restructuring related to Predecessor purchase accounting.

	Severance
	and
	termination	Facilities
	benefits	related	Total
Balance at January 1, 2007	$3.6	$4.7	$8.3
Accruals charged to Goodwill	1.9	1.3	3.2
Cash payments/other	(0.9)	(0.4)	(1.3)
Currency translation changes	0.1	0.1	0.2
Balance at June 30, 2007	$4.7	$5.7	$10.4

During the second quarter of 2007, we implemented a restructuring program to integrate KMF Laborchemie Handels GmbH (“KMF”) into our existing operations. Accordingly, we recorded restructuring accruals of approximately $3.2, which have been recorded as adjustments to acquisition costs (increases to goodwill). These charges primarily reflect severance costs and facility closure costs. See Note 6(b) for further information regarding the acquisition of KMF.

(b)          Other Predecessor restructuring activities

We initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures during 2005. In connection with these actions, we recorded accruals and charges to operations related to severance and facility exit costs of $20.6 during 2005.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The following tables set forth the activity for the three and six months ended June 30, 2007 and 2006 associated with the Company’s liabilities for these cost reduction programs.

	Three Months Ended June 30,
	2007			2006
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$1.3	$—	$1.3	$4.2	$0.1	$4.3
Accruals credited to earnings by segment
North American Lab	—	—	—	(0.8)	—	(0.8)
Cash payments/other	(0.1)	—	(0.1)	(1.2)	—	(1.2)
Currency translation changes	—	—	—	0.1	—	0.1
Balance at end of period	$1.2	$—	$1.2	$2.3	$0.1	$2.4

	Six Months Ended June 30,
	2007			2006
	Severance			Severance
	and			and
	termination	Facilities		termination	Facilities
	benefits	related	Total	benefits	related	Total
Balance at beginning of period	$1.6	$—	$1.6	$9.8	$0.3	$10.1
Accruals credited to earnings by segment
North American Lab	—	—	—	(1.0)	—	(1.0)
Cash payments/other	(0.4)	—	(0.4)	(6.6)	(0.2)	(6.8)
Currency translation changes	—	—	—	0.1	—	0.1
Balance at end of period	$1.2	$—	$1.2	$2.3	$0.1	$2.4

As of June 30, 2007, $6.0 of our aggregate restructuring liabilities are included in accrued expenses and $5.6 are included in other long-term liabilities. As of December 31, 2006, $4.1 of our aggregate restructuring liabilities are included in accrued expenses and $5.8 are included in other long-term liabilities.

(6)          Accounting for Goodwill and Other Intangible Assets

(a)   The Merger

The Merger was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed will be recorded at their respective fair values. The third party valuations and other studies which will provide the basis for such an allocation have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying Successor financial statements. Accordingly, our purchase accounting adjustments as of June 30, 2007 are preliminary. Once the final allocation is determined, any remaining excess purchase price will be adjusted through goodwill.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The excess purchase price over the preliminary estimates of the fair market value of the identifiable tangible and intangible assets and liabilities of the Company is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of June 30, 2007. The following table summarizes the preliminary allocation of the purchase price:

Merger consideration, including estimated transaction costs of $109.3	$4,002.3
Net liabilities assumed	321.7
Intangible assets acquired	(2,427.0)
Goodwill	$1,897.0

Merger consideration on the consolidated statement of cash flows of $3,592.7 excludes cash and cash equivalents acquired of $135.8, management equity in the predecessor of $35.6 exchanged for equity in Holdings, and payments made in July 2007 related to the Predecessor’s Stock Plan of $182.2, residual equity amounts due the Predecessor’s stockholders of $27.8, the pay off of debt and interest of $25.7 and other liabilities of $2.5.

Included in merger consideration are pre-payment penalties and tender offer premiums of approximately $93.0 related to debt obligations of the Company that were redeemed in connection with the Merger.

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger had occurred as of January 1, 2006.

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2007	2006
Net sales	$1,699.3	$3,257.6
Loss before income taxes	(38.5)	(97.9)
Net loss	(24.8)	(63.1)

These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense, depreciation, amortization, income taxes and exclude share-based compensation related to the Predecessor Stock Plan and the Merger expenses. These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2006, or of the future results of operations of the Company.

(b)   KMF Acquisition

We had a 24% investment in KMF, which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF for approximately $21.4, offset by approximately $2.2 of acquired cash (the “KMF Acquisition”). KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany. The results of KMF have been included in the European Lab segment from the date of acquisition on a consolidated basis.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The excess purchase price over the estimates of the fair market value of the identifiable tangible assets and liabilities for the KMF Acquisition is preliminary and will be adjusted in the third quarter. Had the KMF Acquisition occurred at the beginning of 2006, the pro-forma consolidated statements of operations would not have been materially different from the amounts reported.

(c)   Goodwill and Other Intangible Assets

The amounts assigned to goodwill and other intangible assets in connection with the Merger are preliminary as of June 30, 2007. Changes in the carrying amount of goodwill by segment for the period January 1—June 29, 2007 are as follows:

	North American Lab	European Lab	Science Education	Total
Balance at January 1, 2007	$648.6	$216.8	$67.7	$933.1
Adjustment related to adoption of FIN 48 (See Note 3(a))	(1.6)	—	—	(1.6)
Additional consideration for Sino Chemical Company (Pte.) Limited	0.1	—	—	0.1
Initial KMF allocation	—	29.8	—	29.8
Other	(0.2)	(0.4)	0.1	(0.5)
Currency translation changes	16.0	5.5	—	21.5
Balance at June 29, 2007	$662.9	$251.7	$67.8	982.4
Preliminary increase due to Merger				914.6
Balance at June 30, 2007				$1,897.0

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Other intangible assets, net for each of the reporting periods is shown in the table below:

		Predecessor
		Weighted
		Average
	Successor	Amortization
	June 30,	Period	December 31,
	2007	(Years)	2006
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $0.1 and $20.5, respectively)	$938.9	32.8	$225.4
Customer relationships in Europe (net of accumulated amortization of $0.1 and $11.4, respectively)	494.9	20.3	74.6
Chemical supply agreements (net of accumulated amortization of $0.0 and $9.1, respectively)	52.0	10.0	23.6
Other (net of accumulated amortization of $0.0 and $1.0, respectively)	18.0	4.3	0.2
Total amortizable intangible assets (net of accumulated amortization of $0.2 and $42.0, respectively)	1,503.8		323.8
Indefinite-lived intangible assets:
Trademarks and tradenames	923.0		228.5
Total intangible assets, net	$2,426.8		$552.3

The amounts assigned to amortizable and indefinite-lived intangible assets as a result of the Merger are preliminary and amortization periods used for the Successor’s amortizable intangible assets are preliminary as of June 30, 2007.

Amortization expense for each of the reporting periods is shown in the table below:

Three Months Ended June 30, 2007		Predecessor	Six Months Ended June 30, 2007		Predecessor
Successor	Predecessor	Three Months	Successor	Predecessor	Six Months
June 30,	April 1 -	Ended	June 30,	January 1 -	Ended
2007	June 29, 2007	June 30, 2006	2007	June 29, 2007	June 30, 2006
$0.2	$3.9	$3.9	$0.2	$7.8	$7.8

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2007(1)	$39.2
2008	78.4
2009	78.4
2010	78.4
2011	78.4
Thereafter	1,151.0
$1,503.8

(1)          Amount represents estimated amortization expense for the remaining six months ending December 31, 2007.

(7)          Debt

The following is a summary of our debt obligations:

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Senior Secured Credit Facility	$1,426.2	$—
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	—
10.75% Unsecured Senior Subordinated Notes due 2017	522.3	—
Prior Senior Secured Credit Facility	—	448.7
6.875% Unsecured Senior Notes due 2012	—	200.0
8% Unsecured Senior Subordinated Notes due 2014	1.0	320.0
9.625% Senior Discount Notes due 2015	—	362.8
Senior Floating Rate Notes due 2011	25.5	350.0
Bank loans	—	0.3
Capital leases	5.5	5.8
Total debt	2,655.5	1,687.6
Less short-term portion	(26.5)	(21.8)
Total long term-portion	$2,629.0	$1,665.8

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

In connection with the financing of the Merger, Merger Sub incurred the following debt obligations: (1) the 10.25%/11.25% Senior Notes, (2) the 10.75% Senior Subordinated Notes, and (3) the Senior Secured Credit Facility. In connection with the Merger, the Company assumed all of these debt obligations pursuant to joinder agreements.

(a) Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of $811.2, (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.

The Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility. The total amount outstanding may not exceed in aggregate the lesser of $300.0 or an amount which would cause the Company’s pro-forma total net leverage ratio (as defined in the credit agreement for the Senior Secured Credit Facility) to exceed 9.50:1.00. The aggregate commitments under the multi-currency revolving loan facility cannot exceed 1.00x of the Company’s EBITDA (as defined in the credit agreement for the Senior Secured Credit Facility) as of the financial statement date.

As of June 30, 2007, no amounts were outstanding under the multi-currency revolving loan facility, and we had $9.8 of undrawn letters of credit and up to $240.2 of additional debt that could be borrowed as revolving loans.

Maturity; Prepayments

The term loans mature in 2014 and the multi-currency revolving loan facility matures in 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity.

Subject to certain exceptions, the term loans are subject to mandatory prepayment in an amount equal to:

•       100% of the net cash proceeds received by the Company or any of its restricted subsidiaries in connection with (1) certain asset sales or (2) insurance recoveries and/or condemnation awards greater than $25.0 in any fiscal year or greater than $50.0 during any five fiscal year period, with that percentage being reduced to 50% or to 0% if certain net leverage ratios are met, subject in each case to reinvestment rights if certain conditions are met; and

•       100% of the net cash proceeds received by the Company or any of its restricted subsidiaries in connection with the issuance of indebtedness other than certain permitted indebtedness; and

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

•       beginning with fiscal year 2008, 50% of the excess cash flow generated by the U.S. operations of the Company and its domestic subsidiaries, dividends (net of associated taxes payable upon the repatriation of any such amounts) from certain foreign subsidiaries and repayments (net of associated taxes payable upon the repatriation of any such amounts) of intercompany debt outstanding at closing of the Merger (but excluding repayment amounts which are used to repay revolving loans made on the closing date), minus certain capital expenditures, investments, restricted payments and mandatory repayments of term loans, with such percentage being to reduced to 25% or to 0% if certain net leverage ratios are met.

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR Investors, Inc., the Company’s direct parent, and each of the Company’s direct and indirect wholly owned domestic restricted subsidiaries (other than (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, (iii) any direct or indirect U.S. subsidiary of a direct or indirect foreign subsidiary, (iv) captive insurance subsidiaries, (v) non-profit subsidiaries, (vi) any receivables subsidiary, (vii) special purposes entities, (viii) subsidiaries prohibited by law or contract from guaranteeing the Senior Secured Credit Facility, (ix) certain subsidiaries acquired after the closing date of the Merger and (x) other subsidiaries for which the costs or other consequences of providing a guarantee are excessive in relation to the benefits to be obtained by the lenders) (collectively, the “Subsidiary Guarantors”). In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of the Company and the guarantors, including pledges of all the capital stock of all direct and indirect U.S. subsidiaries of the Company and of up to 65% of the capital stock of each first-tier foreign subsidiary and foreign subsidiary holding company (collectively, the “Collateral”).

In the event that any foreign subsidiary of the Company satisfies the conditions necessary to borrow under the multi-currency revolving loan facility, its borrowings would be guaranteed by the Company and the Subsidiary Guarantors. The obligations of a foreign subsidiary borrower would be secured by substantially all of the tangible and intangible assets of such foreign subsidiary borrower, including the capital stock of certain subsidiaries of the foreign subsidiary borrower. The guarantees of the Company and the Subsidiary Guarantors of the foreign subsidiary borrower’s obligations would be secured by the same collateral described in the previous paragraph, but would include 100% of the capital stock of certain foreign subsidiaries of the Company and the Subsidiary Guarantors.

Interest

At our election, the interest rates on all U.S. dollar loans other than swingline loans may generally be based on either (1) the then applicable British Bankers Association London Interbank Offered Rate (commonly known as U.S. Libor) plus a variable margin, or (2) the then applicable alternate base rate (defined as the greater of the U.S. Prime lending rate or the Federal Funds effective rate plus 0.5%) plus a variable margin. Swingline loans shall be denominated only in U.S. dollars and based on the alternate base rate plus a variable margin.

All loans denominated in Canadian dollars may generally be based on either (1) the then applicable Canadian prime interest rate plus a variable margin, or (2) the then applicable average offered interest rate for Canadian bankers’ acceptances plus a variable margin.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

All loans denominated in Euros shall generally be based on the then applicable interest rate determined by the Banking Federation of the European Union (commonly known as the Euribor rate) plus a variable margin.

All loans denominated in currencies other than U.S. dollars, Canadian dollars and Euros shall generally be based on the then applicable London Interbank Offered Rate for each respective loan and currency of denomination plus a variable margin.

As of June 30, 2007, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.86% and 6.66%, respectively.

Merger Sub entered into two interest rate swaps that mature on December 31, 2012 with notional principal amounts of $425.0 (the “U.S. Dollar Swap”) and 300.0 million Euros (the “Euro Swap”), respectively. Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and is set at $160.0 for the period from December 30, 2011 through December 30, 2012, in which Funding will receive interest at a variable rate equal to three-month U.S.LIBOR and pay interest at a fixed rate of 5.47%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of 20.0 million Euros through December 29, 2011 and is set at 110.0 million Euros for the period from December 30, 2011 through December 30, 2012, during which Funding will receive interest at a variable rate equal to three-month EURIBOR and pay interest at a fixed rate of 4.68%.

The aforementioned interest rate swaps result in a fixed rate of interest for approximately 55% of our Senior Secured Credit Facility. Accordingly, approximately 45% of the Senior Secured Credit Facility will be subject to interest at variable rates. The fair value of these swaps as of June 30, 2007 was a liability of $2.1 and is reflected in other long-term liabilities, with a corresponding adjustment to accumulated other comprehensive loss, which will be amortized to interest expense over the life of the term loans.

In June 2007, in connection with the anticipated issuance of Euro denominated debt, Merger Sub entered into a series of foreign currency forward agreements with notional amounts totaling 680.0 million Euros. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge exposure to possible changes in foreign exchange rates between the Euro and U.S dollar. These agreements were settled upon the issuance of the Euro denominated debt with a corresponding adjustment of $9.8 to accumulated other comprehensive loss, which will be amortized to interest expense over the life of the underlying Euro denominated debt.

Fees

The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) an unused commitment fee equal to 0.50% (subject to two step downs if certain net leverage ratios are met) per year on the unused portion of the multi-currency revolving loan facility, and (2) letter of credit fees consisting of a participation fee (equal to the then applicable Eurodollar variable margin on the multi-currency revolving loan facility times any outstanding letters of credit), a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and administrative fees.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Representations and Warranties

The Senior Secured Credit Facility contains customary representation and warranties, including, without limitation, corporate status; legal, valid and binding documentation; no consents; accuracy of financial statements, confidential information memorandum and other information; no material adverse change with respect to each funding under the multi-currency revolving loan facility; absence of undisclosed liabilities, litigation and investigations; no violation of agreements or instruments; compliance with laws; payment of taxes; ownership of properties; inapplicability of the Investment Company Act; solvency; effectiveness of governmental approvals; labor matters; environmental and other regulatory matters; and validity, priority and perfection of security interests in the Collateral.

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or otherwise restrict the ability of the Company and its restricted subsidiaries to incur or create certain additional indebtedness, issue certain types of common and preferred stock, create liens on assets of the Company and its restricted subsidiaries, make certain restricted payments, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, enter into certain types of restrictive agreements, materially change the lines of business of the Company and its restricted subsidiaries taken as a whole, modify securities junior to the Senior Secured Credit Facility in any manner materially adverse to the interests of the lenders and make a change to our fiscal year. As of June 30, 2007, the Company was in compliance with all covenants.

The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments.

Events of Default

The Senior Secured Credit Facility contains customary events of default including non-payment of principal, interest or fees, failure to comply with covenants, inaccuracy of representations or warranties in any material respect, cross default to certain other indebtedness, impairment of security interests in collateral or invalidity of guarantees or security documents, material judgments, change of ownership or control, and certain bankruptcy or insolvency events.

(b)   The 10.25%/11.25% Senior Notes and 10.75% Senior Subordinated Notes

The 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes were issued pursuant to respective indentures, dated as of the closing date of the Merger, by and among Merger Sub, the Company and the Subsidiary Guarantors.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Ranking

The 10.25%/11.25% Senior Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the 10.25%/11.25% Senior Notes. The 10.25%/11.25% Senior Notes, and related guarantees, rank equally in right of payment with all of the Company’s and the Subsidiary Guarantors’ existing and future unsecured senior indebtedness and rank senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness, including the 10.75% Senior Subordinated Notes.

The 10.75% Senior Subordinated Notes, and related guarantees, are subordinate to all of the Company’s and the Subsidiary Guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the of the 10.75% Senior Subordinated Notes. The 10.75% Senior Subordinated Notes, and the related guarantees, rank junior in right of payment to all of the Company’s and the Subsidiary Guarantors’ existing and future senior indebtedness, including the 10.25%/11.25% Senior Notes and any borrowings under the Senior Secured Credit Facility, rank equally in right of payment with all of the Company’s and the Subsidiary Guarantors’ future unsecured, senior subordinated indebtedness and rank senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ future indebtedness that is expressly subordinated in right of payment to the 10.75% Senior Subordinated Notes.

Maturity; Interest Payments

The 10.25%/11.25% Senior Notes will mature on July 15, 2015. Interest on the 10.25%/11.25% Senior Notes will be payable twice a year, on each January 15 and July 15, beginning January 15, 2008. Until July 15, 2011, the Company may elect to pay interest on the 10.25%/11.25% Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the 10.25%/11.25% Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the 10.25%/11.25% Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points.

The 10.75% Senior Subordinated Notes consist of terms loans denominated in Euros in an aggregate principal amount currently outstanding of $169.0 as of June 30, 2007 and term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $353.3. The 10.75% Senior Subordinated Notes will mature on June 30, 2017. Interest on the 10.75% Senior Subordinated Notes will be payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date on or prior to the third anniversary of the issuance of the 10.75% Senior Subordinated Notes, the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the 10.75% Senior Subordinated Notes.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Redemption

The Company may redeem some or all of the 10.25%/11.25% Senior Notes at any time prior to July 15, 2011 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make whole” premium. Before July 15, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the 10.25%/11.25% Senior Notes at a redemption price equal to 110.250% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after July 15, 2011, the Company may redeem some or all of the 10.25%/11.25% Senior Notes at any time at redemption prices that start at 105.125% of their aggregate principal amount. The Company is required to offer to purchase the 10.25%/11.25% Senior Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

The Company may redeem some or all of the 10.75% Senior Subordinated Notes at any time prior to June 30, 2012 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make whole” premium. Before June 30, 2012, the Company may redeem up to 40% of the original aggregate principal amount of the 10.75% Senior Subordinated Notes at a redemption price equal to 110.750% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after June 30, 2012, the Company may redeem some or all of the 10.75% Senior Subordinated Notes at any time at redemption prices that start at 105.375% of their aggregate principal amount. The Company is required to offer to purchase the 10.75% Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

Covenants

The indentures governing the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of June 30, 2007, the Company was in compliance with the indenture covenants.

The Company may, at its option, redeem some or all of the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes according to the terms set forth in the indentures. If the Company experiences certain types of change of control, the Company is required to make an offer to purchase all or any part of such outstanding notes based on terms set forth in the indentures.

Events of Default

The indentures governing the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes provide for customary events of default including non-payment of principal or interest, failure to comply with covenants, cross-acceleration to certain other indebtedness, material judgments and certain bankruptcy or insolvency events.

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Registration Rights

The Company entered into a Registration Rights Agreement with respect to the 10.25%/11.25% Senior Notes (the “Senior Notes Registration Rights Agreement”). The Company is obligated to (1) file and use its commercially reasonable efforts to cause to become effective a registration statement for the 10.25%/11.25% Senior Notes for other freely tradable notes issued by the Company that have substantially identical terms, and (2) file with the SEC and use its commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resales of the 10.25%/11.25% Senior Notes if the Company is not able to effect the exchange offer. The Company will be obligated to pay additional interest on the 10.25%/11.25% Senior Notes in certain instances, including if it does not file the registration statement within 180 days following the Merger or complete the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Senior Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the 10.25%/11.25% Senior Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum.

The Company entered into a Registration Rights Agreement with respect to the 10.75% Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreements”). The Subordinated Notes Registration Rights Agreement contains substantially similar terms to the Senior Notes Registration Rights Agreement, except that the Company and the Subsidiary Guarantors are not obligated to file a registration statement with respect to an offer to exchange the 10.75% Senior Subordinated Notes for other freely tradable securities until holders of a majority in principal amount of the 10.75% Senior Subordinated Notes request that such a filing and offer be made. If such a request is made, the Company and the Subsidiary Guarantors must file such a registration statement with 90 days of the request.

The Company intends to complete the aforementioned exchange offer within the time frame stipulated in the Senior Notes Registration Rights Agreement with respect to the 10.25%/11.25% Senior Notes.

(c)   Predecessor Debt

Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were redeemed in connection with the Merger primarily with the proceeds of the debt obligations described in Note 7(a) and (b) above. Refer to Note 12 in the Form 10-K for further information on the terms and conditions related to those debt obligations. The interest rates on the U.S. dollar-denominated and Euro-denominated term loans under the Company’s prior Senior Secured Credit Facility were 7.61% and 6.25%, respectively, as of June 29, 2007. The cash interest rate on the senior floating rate notes due 2011 (“Senior Floating Rate Notes”) was 9.86% as of June 30, 2007.

On May 30, 2007, Merger Sub commenced tender offers and consent solicitations in connection with the Merger for any and all of the following debt securities outstanding prior to the consummation of the Merger: (i) the Senior Floating Rate Notes, (ii) the 9.625% senior discount notes due 2015 (“Senior Discount Notes”), (iii) the 8% unsecured senior subordinated notes due 2014 (“Senior Subordinated Notes”), and (iv) the 6.875% unsecured senior notes due 2012 (“Senior Notes”), in each case, on the terms

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

and subject to the conditions set forth in Merger Sub’s Offer to Purchase and Consent Solicitation Statement.

On the closing date of the Merger, Merger Sub accepted and paid for the following notes tendered into the tender offers: (i) 100% of the outstanding Senior Notes; (ii) approximately 99.69% of the outstanding Senior Subordinated Notes; (iii) 100% of the outstanding Senior Discount Notes; and (iv) approximately 92.72% of the outstanding Senior Floating Rate Notes. On July 2, 2007, the Company redeemed the remaining outstanding Senior Floating Rate Notes. Effective on the closing date of the Merger, the indenture relating to the Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

The Company entered into a bridge loan commitment arrangement to secure funding for the Merger. This bridge loan was not utilized because the Company issued the 10.25%/11.25% Senior Notes. The bridge loan fee of $3.4 was paid at closing and charged to interest expense in the Successor financial statements.

The unamortized deferred financing costs of approximately $27.8 related to the debt obligations of the Company that were redeemed in connection with the Merger were written off and charged to interest expense in the Predecessor financial statements.

(8)          Defined Benefit Plans

The Company sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants’ compensation and years of credited service. It has been the Company’s policy to fund the minimum amount required by local regulations.

Effective June 1, 2005, the U.S. plan was curtailed and future benefits were frozen effective May 31, 2005 for most participants. Accordingly, most participants will earn no further benefits under the plan after that date.

At the date of acquisition, we have preliminarily remeasured the unfunded status of our pension obligations. As a result of preliminary changes to the projected benefit obligations and the assumed interest rate our unfunded status has been decreased by approximately $14.0. Other assumptions from the December 31, 2006 pension plan disclosures remained substantially the same at June 30, 2007.

Net periodic pension cost for our U.S. plan and our significant Non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
			German, French				German, French
	U.S. Plan		and UK Plans		U.S. Plan		and UK Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$0.5	$0.7	$0.7	$0.7	$1.0	$1.4	$1.4	$1.4
Interest cost	2.2	2.1	1.3	1.1	4.4	4.2	2.5	2.0
Expected return on plan assets	(2.7)	(2.2)	(1.2)	(0.9)	(5.4)	(4.5)	(2.4)	(1.8)
Recognized net actuarial loss	—	0.1	0.1	0.1	—	0.2	0.2	0.2
Net periodic pension cost	$—	$0.7	$0.9	$1.0	$—	$1.3	$1.7	$1.8

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

The Company made contributions to these plans of approximately $3.5 for the six months ended June 30, 2007, and expects to make additional contributions to these plans of approximately $6.3 during the remainder of 2007.

(9)          Comprehensive (Loss) Income

Comprehensive (loss) income is determined as follows:

	Three Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Three Months
	June 30,	April 1 -	Ended
	2007	June 29, 2007	June 30, 2006
Net (loss) income	$(2.9)	$(38.5)	$13.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	19.8	20.8
Unrealized loss on derivatives	—	(1.1)	(1.0)
Comprehensive (loss) income	$(2.9)	$(19.8)	$33.2

	Six Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Six Months
	June 30,	January 1 -	Ended
	2007	June 29, 2007	June 30, 2006
Net (loss) income	$(2.9)	$(25.6)	$24.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	25.8	27.0
Unrealized loss on derivatives	—	(1.1)	(0.5)
Comprehensive (loss) income	$(2.9)	$(0.9)	$50.9

(10)   Commitments and Contingencies

The Company is involved in various environmental, contractual and product liability cases and claims and assessments which are considered routine to our business and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the alleged distribution of products containing asbestos by us and certain of our predecessors. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of pending cases, including those described below, and any future claims will not be material to our business, financial condition and results of operations in the future.

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the German Federal Cartel Office in response to its initial request. During 2007, the German Federal Cartel Office requested additional information that we have provided. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the

VWR FUNDING, INC.
Notes to Consolidated Financial Statements (Continued)
(Dollars in millions, except share data)
(Unaudited)

Merger, we recorded intangible assets related to our European Distribution Agreement with Merck KGaA of approximately $52.0 as of June 30, 2007.

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

(11)   Transactions with Related Parties

(a)         Transactions with Debevoise & Plimpton LLP

The Company was provided legal services by Debevoise & Plimpton LLP related to the Merger. A senior member of that law firm is related to an individual that was a former member of our Board of Directors and a principal of CD&R. Fees for services rendered in connection with the Merger of $2.5 are included in Merger expenses.

(b)          Transactions with Madison Dearborn

On the closing date of the Merger, an affiliate of Madison Dearborn received a fee of $35.6 for transaction services rendered in connection with the Merger pursuant to an agreement entered into on the closing date of the Merger between the Company and this affiliate (the “Management Services Agreement”). This fee was recorded as a reduction to additional paid-in capital since it related to the equity issuance of the Company. In addition, pursuant to the Management Services Agreement, this affiliate will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 in connection with the provision of such services as well as board level services. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors.

(12)   Segment Financial Information

The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

VWR FUNDING, INC.
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

	Three Months Ended June 30, 2007		Predecessor	Six Months Ended June 30, 2007		Predecessor
	Successor	Predecessor	Three Months	Successor	Predecessor	Six Months
	June 30,	April 1 -	Ended	June 30,	January 1 -	Ended
	2007	June 29, 2007	June 30, 2006	2007	June 29, 2007	June 30, 2006
Net Sales
North American Lab	$—	$502.3	$500.3	$—	$1,003.7	$992.5
European Lab	—	316.8	277.6	—	630.4	550.5
Science Education	—	37.1	37.1	—	65.2	67.8
Total	$—	$856.2	$815.0	$—	$1,699.3	$1,610.8
Operating (Loss) Income
North American Lab	$(0.1)	$(17.6)	$27.2	$(0.1)	$15.0	$56.6
European Lab	(0.1)	18.9	14.4	(0.1)	41.8	28.7
Science Education	—	3.3	3.9	—	4.3	6.3
Total	(0.2)	4.6	45.5	(0.2)	61.1	91.6
Interest income	—	(1.6)	(1.5)	—	(3.3)	(2.8)
Interest expense	4.6	64.4	28.2	4.6	101.8	56.9
Other (income) expense, net	—	(3.4)	(0.4)	—	(3.5)	0.4
(Loss) income before income taxes	$(4.8)	$(54.8)	$19.2	$(4.8)	$(33.9)	$37.1

(13)   Subsequent Event

On July 2, 2007, we acquired Bie & Berntsen A-S, which is a Danish scientific laboratory supply distributor. The purchase price was funded from cash and cash equivalents on hand.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” in the Form 10-K and elsewhere in the Form 10-K and in this Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•       actions by, and our ability to maintain our relationships with, manufacturers, customers, carriers and other third parties;

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

Overview

Our net sales are derived primarily from the sale of scientific supplies, including chemicals, glassware, instruments, protective clothing, production supplies and other assorted laboratory products and the provision of services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Freight costs that are billed to our customers are also included in net sales.

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

Basis of Financial Statement Presentation

Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the financial statements reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using predecessor and successor time periods. In order to provide a meaningful basis of comparing our results of operations and cash flows for the six months ended June 30, 2007, the results of operations for the “predecessor” period (January 1, 2007 through June 29, 2007) have been combined with the results of operations for the one day “successor” period (June 30, 2007). All intercompany accounts and transactions have been eliminated.

Effects of the Merger

The Merger has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted to their respective fair values. This resulted in an increased value assigned to identified intangible assets relating to customer relationships, trademarks and tradenames, certain adjustments to pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments and the impact of the new debt and equity structure. These purchase accounting adjustments are preliminary.

The recognition of the fair value of assets acquired will result in higher net non-cash depreciation and amortization expense. The new debt incurred in connection with the Merger will result in a significant increase in interest expense. See Note 7 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding these debt obligations.

Business Segments

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

Constant Currency Analysis

We maintain operations primarily in North America and in Europe. Approximately 45% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance.

We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations. Earnings from our subsidiaries are not generally repatriated to the United States; therefore, we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow.

Compliance with the Sarbanes-Oxley Act

In 2006, we completed a program to address the requirements of Section 404 of the Sarbanes-Oxley Act prior to the mandatory compliance date of December 31, 2007. Compliance with these requirements required significant incremental internal resources and financial investments, including, but not limited to, use of outside advisors, additional audit fees, and changes in systems design, security and structure. We plan to continue our compliance programs prospectively.

Results of Operations

Net Sales

The following table presents net sales and changes in net sales by reportable segment for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
North American Lab	$502.3	0.4%	$500.3	$1,003.7	1.1%	$992.5
European Lab	316.8	14.1%	277.6	630.4	14.5%	550.5
Science Education	37.1	0.0%	37.1	65.2	(3.8)%	67.8
Total	$856.2	5.1%	$815.0	$1,699.3	5.5%	$1,610.8

Net sales for the three and six months ended June 30, 2007 increased $41.2 million and $88.5 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased net sales by $33.0 million and $58.7 million for the three and six months ended June 30, 2007, respectively. Net sales increased by $8.2 million or 1.0% and $29.8 million or 1.9% for the three and six months ended June 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations.

Net sales in our North American Lab segment for the three and six months ended June 30, 2007 increased $2.0 million and $11.2 million, respectively, over the comparable periods of 2006. Foreign currency increased net sales by $1.3 million and $0.4 million for the three and six months ended June 30, 2007, respectively. Net sales increased by $0.7 million or 0.1% and $10.8 million or 1.1% for the three and six months ended June 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. Revenue growth in our North American Lab segment reflects increases in our product pricing. However, product sales were negatively affected due to lower demand for production supplies as a result of certain facility closures and cost reduction actions in some of our large accounts. This was particularly evident in the second quarter of 2007.

Net sales in our European Lab segment for the three and six months ended June 30, 2007 increased $39.2 million and $79.9 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased net sales by $31.7 million and $58.3 million for the three and six months ended June 30, 2007, respectively. Net sales increased by $7.5 million or 2.7% and $21.6 million or 3.9% for the three and six months ended June 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. Our favorable revenue trends in our European Lab segment reflect both favorable pricing and increases in product demand across virtually all product lines.

Net sales in our Science Education segment for the three months ended June 30, 2007 were unchanged at $37.1 million from the comparable period of 2006. For the six months ended June 30, 2007 net sales decreased $2.6 million or 3.8% from the comparable period of 2006. This decrease was primarily a result of a decline in our sales of published materials and Canadian based sales.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross profit	$231.0	$219.1	$469.2	$433.5
Percentage of net sales (gross margin)	27.0%	26.9%	27.6%	26.9%

Gross profit for the three and six months ended June 30, 2007 increased $11.9 million and $35.7 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased gross profit by $9.7 million and $18.2 million for the three and six months ended June 30, 2007, respectively. Gross profit increased $2.2 million or 1.0% and $17.5 million or 4.0% for the three and six months ended June 30, 2007, respectively, from the comparable periods of 2006, related to ongoing comparable operations. The increase in gross profit in our North American Lab segment is primarily a result of favorable pricing and improved product mix, as well as modest improvement in recovery of freight costs. The increase in gross profit in our European Lab segment is primarily a result of favorable pricing, increased volume, improved product mix, as well as improvement in recovery of freight costs.

Selling, General, and Administrative Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$190.2	$174.4	$371.5	$342.9
Percentage of net sales	22.2%	21.4%	21.9%	21.3%

SG&A for the three and six months ended June 30, 2007 increased $15.8 million and $28.6 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased SG&A by $8.6 million and $15.2 million for the three and six months ended June 30, 2007, respectively. SG&A increased $7.2 million or 4.1% and $13.4 million or 3.9% for the three and six months ended June 30, 2007, respectively, from the comparable periods of 2006, related to ongoing comparable operations. The increase in SG&A is primarily a result of incremental expense of $6.5 million in the second quarter of 2007 related to the acceleration of unvested options and restricted stock units due to the Merger, as well as inflation and increased costs related to our global sourcing/category management initiatives and on-going expansion in Asia Pacific. In addition, the Company has incurred costs in the expanded and on-going training of its general and specialist sales force. Partially offsetting these increases are cost savings derived from improved efficiencies in our service and distribution centers, particularly in our North American Lab segment.

Merger Expenses

Predecessor expenses associated with the Merger amounted to $36.4 million and $36.8 million for the three and six months ended June 30, 2007. These expenses consist of investment banking, legal, accounting and other advisory fees.

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Net Sales	2006	Net Sales	2007	Net Sales	2006	Net Sales
North American Lab	$(17.7)	(3.5)%	$27.2	5.4%	$14.9	1.5%	$56.6	5.7%
European Lab	18.8	5.9%	14.4	5.2%	41.7	6.6%	28.7	5.2%
Science Education	3.3	8.9%	3.9	10.5%	4.3	6.6%	6.3	9.3%
Total	$4.4	0.5%	$45.5	5.6%	$60.9	3.6%	$91.6	5.7%

Operating income for the three and six months ended June 30, 2007 decreased $41.1 million and $30.7 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased operating income by $1.1 million and $3.0 million for the three and six months ended June 30, 2007. In addition, operating income was adversely impacted in 2007 by Merger expenses of $36.4 million and $36.8 million for the three and six months ended June 30, 2007, respectively. Operating income decreased $5.8 million or 12.7% for the three months ended June 30, 2007 and increased $3.1 million or 3.4% for the six months ended June 30, 2007, from the comparable periods of 2006, related to ongoing comparable operations. The decrease for the three months ended June 30, 2007 was primarily the result of a gross profit increase of $2.2 million, offset by an SG&A increase of $7.2 million. The increase for the six months ended June 30, 2007 was primarily the result of a gross profit increase of $17.5 million, partially offset by an SG&A increase of $13.4 million.

Operating income in our North American Lab segment for the three and six months ended June 30, 2007 decreased $44.9 million and $41.7 million, respectively, over the comparable periods of 2006. Foreign currency had no impact on operating income for the three and six months ended June 30, 2007. Operating income was adversely impacted in 2007 by Merger expenses of $36.4 million and $36.8 million for the three and six months ended June 30, 2007, respectively. Operating income decreased $8.5 million or 31.3% and $4.9 million or 8.7% for the three and six months ended June 30, 2007, respectively, from the comparable periods of 2006, related to ongoing comparable operations. The decrease for the three months ended June 30, 2007 was primarily the result of a gross profit decrease of $2.2 million and an SG&A increase of $5.5 million. The decrease for the six months ended June 30, 2007 was primarily the result of a gross profit increase of $4.8 million, offset by an SG&A increase of $8.7 million primarily due to the incremental expense related to the acceleration of unvested options and restricted stock units due to the Merger.

Operating income in our European Lab segment for the three and six months ended June 30, 2007 increased $4.4 million and $13.0 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 increased operating income by $1.1 million and $3.0 million for the three and six months ended June 30, 2007, respectively. Operating income increased $3.3 million or 22.9% and $10.0 million or 34.8% for the three and six months ended June 30, 2007, respectively, from the comparable periods of 2006, related to ongoing comparable operations. The increase for the three months ended June 30, 2007 was primarily the result of a gross profit increase of $5.0 million, partially offset by an SG&A increase of $1.7 million. The increase for the six months ended June 30, 2007 was primarily the result of a gross profit increase of $14.4 million, partially offset by an SG&A increase of $4.4 million.

Operating income in our Science Education segment for the three and six months ended June 30, 2007 decreased $0.6 million and $2.0 million, respectively, from the comparable periods of 2006. The decrease for the three months ended June 30, 2007 was the result of a gross profit decrease of $0.6 million. The decrease for the six months ended June 30, 2007 was the result of a gross profit decrease of $1.7 million and an SG&A increase of $0.3 million.

Interest Expense, net of Interest Income

Interest expense, net of interest income, for the three and six months ended June 30, 2007 increased to $67.4 million and $103.1 million, respectively, from $26.7 million and $54.1 million for the comparable periods of 2006. The increase is due to (1) the write-off of unamortized deferred financing costs of approximately $27.8 million related to the debt obligations of the Company that were refinanced in connection with the Merger, (2) a commitment fee for the bridge loan of $3.4 million, (3) incremental interest on the debt issued in connection with the Merger of $1.2 million, (4) interest on the Senior Floating Rate Notes issued in December 2006 of $17.1, and (5) higher variable interest rates on the Company’s prior Senior Secured Credit Facility term loans in 2007, partially offset by decreased amounts outstanding under the prior Senior Secured Credit Facility term loans due to prepayments made.

Other (income) expense, net

Other (income) expense, net was ($3.4) million for the three months ended June 30, 2007 compared to ($0.4) million for the comparable period of 2006. Other (income) expense, net was ($3.5) million for the six months ended June 30, 2007 compared to $0.4 million for the comparable period of 2006. Other income, net for the six months ended June 30, 2007 includes equity income of ($0.4) million and net exchange gains of ($3.1) million. Other expense, net for the six months ended June 30, 2006 includes net exchange losses of $0.7 million, partially offset by equity income of ($0.3) million.

Income Taxes

The effective income tax rates applied to the losses for periods April 1–June 29, 2007 and January 1–June 29, 2007 were 29.7% and 24.6%, respectively, compared to 30.2% and 34.2% applied to the earnings for the three and six months ended June 30, 2006, respectively. The change in the 2007 rates is primarily a result of several one-time adjustments related to the Merger that do not receive state tax benefit and in some instances are non-deductible. Additionally, the 2006 rates were favorably impacted by a one-time benefit associated with a reduction in the Canadian tax rate in the second quarter of 2006.

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

As a result of the Merger, our debt obligations have increased significantly. Our significant liquidity and capital funding needs relate to our new debt obligations, on-going working capital, operating expenses and capital expenditures. Based on current operations and expectations as to future growth, we believe that cash generated from operations, together with amounts available under the $250.0 million multi-currency revolving loan facility, which is a component of the Senior Secured Credit Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.

Working capital; excluding cash, debt and the obligations associated with the Merger; was $253.6 million and $212.3 million at June 30, 2007 and December 31, 2006, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

Trade Accounts Receivable.   Days sales outstanding in accounts receivable were 50.8 days and 50.2 days for the quarterly periods ended June 30, 2007 and December 31, 2006, respectively. The increase in days sales outstanding reflects a seasonal build up of accounts receivable at mid-year in contrast to lower receivables at year-end due to improved customer payments.

Inventories.   Days supply of inventory were 41.0 days and 39.8 days for the quarterly periods ended June 30, 2007 and December 31, 2006, respectively. This increase primarily reflects the seasonal increase in inventory by our Science Education segment in preparation for the seasonal sales associated with the third quarter.

Accounts Payable.   Days payables outstanding were 64.3 days and 63.6 days for the quarterly periods ended June 30, 2007 and December 31, 2006, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Payment terms are negotiated and in cases where economic early payment discounts are offered, we typically time our payments to earn the discounts. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operations, excluding working capital	$37.8	$61.8
Cash flow from working capital changes, net	15.8	20.2
Cash flow from operations	$53.6	$82.0

Cash flow from operations declined $28.4 million during the six months ended June 30, 2007 from the comparable period of 2006. The primary reason for the decline is higher cash paid for interest of $16.8 million due to interest payments on the Senior Floating Rate Notes that were issued in December 2006 and a bridge loan commitment fee incurred in connection with the Merger, partially offset by lower interest due to decreased amounts outstanding under the prior Senior Secured Credit Facility term loans due to ongoing principal prepayments. Further, we generated less cash from working capital during the first half of 2007 in comparison to 2006 as we significantly reduced inventories in the first half of 2006 as a result of a focused inventory reduction program. 2007 operating cash flows also reflect the seasonal inventory build up to support our Science Education business.

Net cash used in investing activities was $3,835.8 million for the six months ended June 30, 2007 compared to $5.7 million for the comparable period of 2006. This increase is a primarily the result of the Merger and the KMF Acquisition.

Net cash provided by financing activities was $3,853.7 million for the six months ended June 30, 2007 primarily as a result of the Merger and the new capital structure. Net cash used in financing activities was $61.4 million for the six months ended June 30, 2006 primarily as a result of net debt payments of $45.3 million and net change in bank overdrafts of $26.1 million.

As of June 30, 2007, we had outstanding indebtedness of $2,655.5 million, which consists primarily of $675.0 million of 10.25%/11.25% Senior Notes, $522.3 million of 10.75% Senior Subordinated Notes, $615.0 million U.S. dollar-denominated term loans, and $811.2 million Euro-denominated term loans.

As of June 30, 2007, we had $9.8 million of outstanding but undrawn letters of credit and our remaining borrowing availability under the $250.0 million multi-currency revolving loan facility forming part of the Senior Secured Credit Facility was $240.2 million. Undrawn amounts under the multi-currency revolving loan facility will be available to meet future working capital and our business needs. Any potential borrowings under the multi-currency revolving loan facility bear interest at variable rates; interest expense for any such borrowings would fluctuate as well.

Based upon current operating levels and expectations as to future growth, we believe that cash on hand, cash generated from operations and amounts available under our $250.0 million multi-currency revolving loan facility will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of June 30, 2007, we had $77.1 million of cash and cash equivalents on hand and our compensating cash balance totaled $279.6, of which $235.7 was disbursed in July 2007 to liquidate accrued liabilities related to the Merger and to pay residual amounts on tendered debt balances.

Schedule of Contractual Obligations

The following table details the payment schedule for debt, capital leases and operating leases as of June 30, 2007 (dollars in millions):

	<1 year	1-3 years	4-5 years	>5 years	Total
Senior Secured Credit Facility	$—	$28.5	$28.5	$1,369.2	$1,426.2
10.25%/11.25% Unsecured Senior Notes due 2015	—	—	—	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	—	—	—	522.3	522.3
8% Unsecured Senior Subordinated Notes due 2014	—	—	—	1.0	1.0
Senior Floating Rate Notes due 2011	25.5	—	—	—	25.5
Interest	198.3	686.1	443.7	555.5	1,883.6
Capital leases	1.0	1.5	1.3	1.7	5.5
Operating leases	26.5	41.1	28.5	33.4	129.5
Total	$251.3	$757.2	$502.0	$3,158.1	$4,668.6

For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility were assumed unchanged from June 30, 2007 and we assumed cash interest will be paid on the 10.25%/11.25% Senior Notes and 10.75% Senior Subordinated Notes until maturity.

Indebtedness

In connection with the Merger, substantially all of the outstanding indebtedness prior to the Merger was redeemed, including the 6.875% Senior Notes, 8% Senior Subordinated Notes, Senior Discount Notes, Senior Floating Rate Notes, indebtedness under the Company’s prior Senior Secured Credit Facility and certain other of our indebtedness. Refer to Note 12 in the Form 10-K for further information regarding terms and conditions of each indebtedness. These debt obligations were refinanced primarily with the debt obligations described below.

Senior Secured Credit Facility.   The Senior Secured Credit Facility provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of $811.2 million, (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 million, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits).

Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. The Company’s ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, the

Company’s compliance with covenants that limit the ability of the Company and its restricted subsidiaries to incur or create certain additional indebtedness, issue certain types of common and preferred stock, create liens on assets of the Company and its restricted subsidiaries, make certain restricted payments, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, enter into certain types of restrictive agreements, materially change the lines of business of the Company and its restricted subsidiaries taken as a whole, modify securities junior to the Senior Secured Credit Facility in any manner materially adverse to the interests of the lenders and make a change to our fiscal year.

The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments.

On June 20, 2007, Merger Sub entered into two interest rate swaps that became effective on June 29, 2007. The interest rate swaps mature on December 31, 2012 with notional principal amounts of $425.0 million U.S. dollars (the “U.S. Dollar Swap”) and 300.0 million Euros (the “Euro Swap”), respectively. Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and is set at $160.0 million for the period from December 30, 2011 through December 30, 2012, in which Funding will receive interest at a variable rate equal to three-month U.S.LIBOR and pay interest at a fixed rate of 5.47%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of 20.0 million Euros through December 29, 2011 and is set at 110.0 million Euros for the period from December 30, 2011 through December 30, 2012, in which Funding will receive interest at a variable rate equal to three-month EURIBOR and pay interest at a fixed rate of 4.68%.

The aforementioned interest rate swaps result in a fixed rate of interest for approximately 55% of our Senior Secured Credit Facility. Accordingly, approximately 45% of the Senior Secured Credit Facility will be subject to interest at variable rates.

10.25%/11.25% Senior Notes and 10.75% Senior Subordinated Notes.   The 10.25%/11.25% Senior Notes will mature on July 15, 2015 in aggregate principal amount of $675.0 million. The 10.75% Senior Subordinated Notes will mature on June 30, 2017 and consist of a tranche denominated in Euros in an aggregate principal amount currently outstanding of $169.0 million as of June 30, 2007 and a tranche denominated in U.S. dollars in an aggregate principal amount currently outstanding of $353.3 million.

The indentures governing the 10.25%/11.25% Senior Notes and the 10.25%/11.25% Senior Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

Foreign Subsidiaries.   Our foreign subsidiaries operate from time to time with and without formal lines of credit with local banks. The borrowings available to and drawn from time to time by our foreign subsidiaries are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, 10.25%/11.25% Senior Notes and 10.75% Senior Subordinated Notes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the Company’s critical accounting policies. As a result of the Merger, the Company also considers accounting for business combinations as a critical accounting policy.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.   As a result of the Merger and related increase in the Company’s debt obligations, we will incur significant increases in our interest costs. Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in rates, the Company has entered into interest rate swaps. A 100 basis point (or 1.00%) change in the variable rate for the Senior Secured Credit Facility would, on an annualized basis, decrease net income by approximately $3.6 million.

Item 4—Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

For information regarding legal proceedings, see Note 10 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A—Risk Factors

As a result of the Merger that was consummated on June 29, 2007 and the related transactions that also were consummated on that date to finance the Merger, our ownership changed and we incurred a substantial amount of additional indebtedness. See Note 1(a) and Note 7 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of the Merger and indebtedness that we incurred in connection with the financing of the Merger, respectively. Accordingly, set forth below are risk factors that update the risk factors regarding our capital structure and ownership from “Item 1A—Risk Factors” in the Form 10-K. There are no other material changes to the risk factors set forth in the Form 10-K.

Risks Related to Our Capital Structure

Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt obligations.

As of June 30, 2007, we had an aggregate principal amount of debt outstanding of $2,655.5 million.

Subject to the limits contained in the indentures governing the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes and the covenants governing the Senior Secured Credit Facility, we may be able to incur additional debt from time to time, including drawing on the Senior Secured Credit Facility, to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our business associated with our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us that would put us at a competitive disadvantage compared to any of our less leveraged competitors, including the following:

•       making it more difficult for us to satisfy our debt obligations and comply with covenants;

•       requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which would reduce the funds available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•       limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;

•       increasing our vulnerability to both general and industry-specific adverse economic conditions; and

•       limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

We and/or our subsidiaries may be able to incur substantial additional debt in the future in addition to the 10.25%/11.25% Senior Notes, the 10.75% Senior Subordinated Notes and the Senior Secured Credit Facility. The addition of further debt to our current debt levels could intensify the leverage-related risks that we now face.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The credit agreement governing our Senior Secured Credit Facility and the indentures governing the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes, and agreements governing future debt issuances contain covenants that may restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:

•       incur additional indebtedness;

•       pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments or investments;

•       purchase or redeem stock;

•       make investments or other specified restricted payments;

•       create liens;

•       sell assets and subsidiary stock;

•       enter into transactions with affiliates; and

•       enter into mergers, consolidations and sales of substantially all assets.

In addition, the credit agreement related to the Senior Secured Credit Facility requires us to repay outstanding borrowings under such facility with proceeds we receive from certain sales of property or assets and specified future debt offerings. We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Secured Credit Facility that was not cured or waived, the lenders under our Senior Secured Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Secured Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Secured Credit Facility and our obligations under the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Secured Credit Facility, the lenders under our Senior Secured Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Secured Credit Facility.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, or from other sources, may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. Our Senior Secured Credit Facility and the indentures governing the 10.25%/11.25% Senior Notes and the 10.75% Senior Subordinated Notes will restrict our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

Our subsidiaries’ ability to make scheduled payments or to refinance their and our obligations with respect to their and our debt will depend on our subsidiaries’ financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•       operating difficulties;

•       increased operating costs;

•       decreased demand for our products;

•       market cyclicality;

•       product prices;

•       the response of competitors;

•       regulatory developments;

•       failure to successfully integrate acquisitions; and

•       delays in implementing strategic projects.

Our ability to make payments on our debt obligations depends on our ability to receive dividends or other distributions from our subsidiaries.

We are a holding company and our business is operated principally through VWR International, LLC and certain of its subsidiaries. As a result, we are substantially dependent on dividends or other distributions from VWR International, LLC to make payments on the 10.25%/11.25% Senior Notes, the 10.75% Senior Subordinated Notes and borrowings under the Senior Secured Credit Facility. The ability of the VWR International, LLC to pay such dividends may be restricted by law or the instruments governing its indebtedness.

Risks Related to Our Business

The interests of our controlling stockholders may conflict with your interests.

Private equity funds managed by Madison Dearborn indirectly own a substantial majority of our common stock. The interests of these funds as equity holders may conflict with your interests. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on our debt obligations. In addition, these funds will have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively will control many other major decisions regarding our operations. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. We have not instituted any formal plans to address any conflicts of interests that may arise.

Item 4—Submission of Matters to a Vote of Security Holders

Merger and Merger Agreement

The Merger and the Merger Agreement were approved and adopted by a vote of the Board of Directors of the Company at a special meeting held on May 2, 2007. Immediately following the Company’s entry into the Merger Agreement on May 2, 2007, the holders of shares of common stock representing approximately 85% of the voting power of the outstanding shares of common stock of the Company approved the Merger Agreement and the Merger by written consent in lieu of a meeting.

The Board of Directors of the Company also approved the Company’s entry into the First Amendment and the Second Amendment to the Merger Agreement pursuant to written consent in lieu of a meeting. Subsequently, the holders of shares of common stock representing approximately 85% of the voting power of the outstanding shares of common stock of the Company also approved and adopted the First Amendment and the Second Amendment by written consent in lieu of a meeting as of June 11, 2007. The First Amendment permitted Holdings to enter into more favorable debt financing arrangements in connection with the Merger. The Second Amendment revised the mutual closing condition with respect to certain European antitrust approvals to reflect the fact that European Commission filing thresholds were not met and, as a result, the Merger was subject to the review of certain authorities of individual European countries. The Second Amendment also, among other things, addressed certain modifications to Holdings’ debt financing sources and allowed for a rollover of the Company’s common stock by certain employees of the Company into equity in Holdings.

280G Stockholder Consent

Holders of shares of common stock representing approximately 79% of the voting power of the outstanding shares of common stock of the Company approved certain payments to John M. Ballbach, the Company’s President and Chief Executive Officer, in connection with the Merger to avoid adverse tax consequences under Sections 280G and 4999 of the United States Internal Revenue Code, as amended. This approval was effected pursuant to written consent in lieu of a meeting as of June 11, 2007. The payments in question related to compensatory or “deemed” payments under existing agreements or arrangements between Mr. Ballbach and the Company (and/or one or more of its subsidiaries), including stock option and other equity-based award agreements and his employment agreement, that would be triggered by the consummation of the Merger.

Elections of Directors

Upon consummation of the Merger, in accordance with the Merger Agreement, each of B. Charles Ames, Charles A. Banks, Robert L. Barchi, Alan W. Dunton, Joseph F. Eckroth, Jr., Lewis S. Edelheit, George K. Jaquette, Brian P. Kelley, Richard J. Schnall, Carl T. Stocker and Robert Zollars, resigned from their positions as members of the Board of Directors of the Company.

As a result of the Merger, all of the equity securities of the Company are owned by VWR Investors, Inc., which is a wholly owned subsidiary of Holdings. Upon consummation of the Merger and immediately after the effectiveness of the resignations described above, VWR Investors, Inc. elected Timothy P. Sullivan, Nicholas W. Alexos, Harry M. Jansen Kraemer, Jr. and Timothy D. Sheehan as members of the Company’s Board of Directors, pursuant to written consent in lieu of a meeting. John M. Ballbach has remained on the Board and was appointed the Chairman.

Item 6—Exhibits

Exhibit Number	Description of Documents	Method of Filing
4.4

Supplemental Indenture, effective as of June 29, 2007, to Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, LLC (formerly VWR International, Inc.)), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation

Filed herewith.
4.5(a)

Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein

Filed herewith.
4.5(b)

Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent

Filed herewith.
4.6(a)

Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.25% Senior Notes due 2015 (including form of Note attached as an exhibit thereto)

Filed herewith.
4.6(b)	Purchase Agreement, dated as of June 26, 2007, by and among VWR Funding, Inc. and the Representatives of the Purchasers named therein, relating to 10.25% Senior Notes due 2015	Filed herewith.
4.6(c)

Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Representatives of the Purchasers named therein

Filed herewith.
4.7(a)

Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)

Filed herewith.
4.7(b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Filed herewith.
4.7(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Filed herewith.
10.1(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Filed herewith.

10.1(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Filed herewith.
10.1(c)	Second Amendment to said Merger Agreement, dated May 30, 2007	Filed herewith.
10.2	Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Filed herewith.
10.3(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan	Filed herewith.
10.3(b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time	Filed herewith.
10.3(c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time	Filed herewith.
10.3(d)	Form of Management Unit Purchase Agreement (with schedule of Named Executive Officer Invested Amounts)	Filed herewith.
10.4	Employment Letter, dated June 29, 2007, between VWR International, LLC and John M. Ballbach	Filed herewith.
10.5	Employment Letter, dated June 29, 2007, between VWR International, LLC and Jack L. Wyszomierski	Filed herewith.
10.6	Employment Letter, dated June 29, 2007, between VWR International, LLC and George Van Kula	Filed herewith.
10.7(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Theodore C. Pulkownik	Filed herewith.
10.7(b)	Supplemental Employment Letter, dated July 25, 2007, between VWR International, LLC and Theodore C. Pulkownik	Filed herewith.
10.8	Severance Agreement and General Release, dated July 30, 2007, between VWR International, LLC and Charles F. Canfield	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vwr FUNDING, INC.
	By:	/s/ GREGORY L. COWAN
		Name:	Gregory L. Cowan
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
August 14, 2007