Form 10-Q
period 2007-09-30
VWR Funding, Inc.
filed 2007-11-13
CIK 1319764

Use these links to rapidly review the document
PART I. FINANCIAL INFORMATION (Predecessor and Successor)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-124100

VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2445503 (I.R.S. Employer Identification No.)
1310 Goshen Parkway P.O. Box 2656 West Chester, PA (Address of principal executive offices)	19380 (zip code)
(610) 431-1700 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of September 30, 2007, there was no established public market for the registrant's common stock, par value $0.01 per share. The number of shares of the registrant's common stock outstanding at November 13, 2007 was 1,000.

VWR FUNDING, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
INDEX

PART I.    FINANCIAL INFORMATION (Predecessor and Successor):

        On June 29, 2007, CDRV Investors, Inc. ("CDRV") completed a merger (the "Merger") pursuant to an Agreement and Plan of Merger (as amended, the "Merger Agreement"), dated May 2, 2007, by and among CDRV Investors, Inc., Varietal Distribution Holdings, LLC, a Delaware limited liability company ("Holdings"), VWR Investors, Inc., a Delaware corporation and subsidiary of Holdings, and Varietal Distribution Merger Sub, Inc., a Delaware corporation and indirect subsidiary of Holdings ("Merger Sub"). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. (as used herein, the "Company" refers to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires).

        The following financial statements of the Company for the periods indicated are included in this Quarterly Report on Form 10-Q. The term "Successor" refers to the Company after giving effect to the consummation of the Merger. The term "Predecessor" refers to the Company prior to giving effect to the consummation of the Merger. See the "Basis of Presentation" in Note 1 in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q.

		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets (Unaudited)—as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations (Unaudited)—for the three months ended September 30, 2007 and 2006	4
	Consolidated Statements of Operations (Unaudited)—for the periods included in the nine months ended September 30, 2007 and for the nine months ended September 30, 2006	5
	Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss) (Unaudited)—for the period January 1–June 29, 2007	6
	Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss) (Unaudited)—for the period June 30–September 30, 2007	7
	Consolidated Statements of Cash Flows (Unaudited)—for the periods included in the nine months ended September 30, 2007 and for the nine months ended September 30, 2006	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION:
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 6.	Exhibits	50
Signature		51

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

VWR FUNDING, INC.

Consolidated Balance Sheets

(Dollars in millions, except share data)

(Unaudited)

	Successor	Predecessor
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$43.4	$139.4
Compensating cash balance	53.8	36.1
Trade accounts receivable, less reserves of $10.6 and $9.8, respectively	512.1	452.7
Other receivables	29.5	30.1
Inventories	294.2	260.6
Other current assets	25.7	20.5

Total current assets	958.7	939.4
Property and equipment, net	193.9	156.9
Investments	—	8.3
Goodwill	1,981.9	933.1
Other intangible assets, net	2,394.2	552.3
Deferred income taxes	11.5	13.1
Other assets	74.7	43.1

Total assets	$5,614.9	$2,646.2

Liabilities and Stockholders' Equity
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$56.3	$57.9
Accounts payable	385.1	380.8
Accrued expenses	219.6	170.8

Total current liabilities	661.0	609.5
Long-term debt	2,675.2	1,661.0
Capital lease obligations	4.5	4.8
Other long-term liabilities	89.5	80.5
Deferred income taxes	741.8	227.0

Total liabilities	4,172.0	2,582.8

Predecessor common stock purchase subject to guarantee agreement	—	0.5
Redeemable equity units	41.5	—

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock (Successor), $0.01 par value; 1,000 shares authorized, issued and outstanding at September 30, 2007	—	—
Common stock (Predecessor), $0.01 par value; 7,000,000 shares authorized, 5,862,892 shares issued and 5,803,412 shares outstanding at December 31, 2006	—	0.1
Additional paid-in capital	1,349.7	14.5
(Accumulated deficit) retained earnings	(2.7)	1.7
Accumulated other comprehensive income	54.4	50.8
Treasury stock, at cost, 59,480 shares at December 31, 2006	—	(4.2)

Total stockholders' equity	1,401.4	62.9

Total liabilities and stockholders' equity	$5,614.9	$2,646.2

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Operations

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,
	Successor	Predecessor
	2007	2006
Net sales	$894.5	$817.6
Cost of goods sold	641.6	594.0

Gross profit	252.9	223.6
Selling, general and administrative expenses	199.4	168.9

Operating income	53.5	54.7
Interest income	1.2	2.1
Interest expense	(61.6)	(30.0)
Other income (expense), net	(42.9)	0.1

(Loss) income before income taxes	(49.8)	26.9
Income tax benefit (provision)	50.0	(11.3)

Net income	$0.2	$15.6

See accompanying notes to consolidated financial statements.

	Nine Months Ended September 30, 2007		Predecessor
	Successor	Predecessor
	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
Net sales	$894.5	$1,699.3	$2,428.4
Cost of goods sold	641.6	1,230.1	1,771.3

Gross profit	252.9	469.2	657.1
Selling, general and administrative expenses	199.6	371.3	511.8
Merger expenses	—	36.8	—
Restructuring credits	—	—	(1.0)

Operating income	53.3	61.1	146.3
Interest income	1.2	3.3	4.9
Interest expense	(66.2)	(101.8)	(86.9)
Other income (expense), net	(42.9)	3.5	(0.3)

(Loss) income before income taxes	(54.6)	(33.9)	64.0
Income tax benefit (provision)	51.9	8.3	(24.0)

Net (loss) income	$(2.7)	$(25.6)	$40.0

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss)

(Dollars in millions, except share data)

(Unaudited)

For the period January 1–June 29, 2007 (Predecessor)

						Treasury stock, at cost
	Common stock			Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income (loss)
			Additional paid-in capital
	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2007	5,862,892	$0.1	$14.5	$1.7	$50.8	59,480	$(4.2)	$62.9
Issuance of common stock in connection with Predecessor stock plan	1,757	—	0.2	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	9.0	—	—	—	—	9.0
Tax benefit related to stock options	—	—	0.1	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive (loss) income:
Net loss	—	—	—	(25.6)	—	—	—	(25.6)
Unrealized loss on derivatives, net of tax	—	—	—	—	(1.1)	—	—	(1.1)
Foreign currency translation adjustment	—	—	—	—	25.8	—	—	25.8

Total comprehensive loss								(0.9)

Balance at June 29, 2007	5,870,549	$0.1	$24.0	$(23.9)	$75.5	66,680	$(4.9)	$70.8

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statement of Stockholders' Equity and Other Comprehensive Income (Loss)

(Dollars in millions, except share data)

(Unaudited)

For the period June 30–September 30, 2007 (Successor)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Accumulated deficit
	Shares	Amount				Total
Opening balance at June 30, 2007	—	$—	$—	$—	$—	$—
Issuance of common stock, net of expenses and redeemable equity units	1,000	—	1,354.9	—	—	1,354.9
Capital contributions	—	—	0.1	—	—	0.1
Stock-based compensation expense associated with Successor equity plan	—	—	1.7	—	—	1.7
Reclassification of redeemable equity units	—	—	(7.0)	—	—	(7.0)
Comprehensive (loss) income:
Net loss	—	—	—	(2.7)	—	(2.7)
Realized loss on derivatives, net of tax	—	—	—	—	(7.3)	(7.3)
Amortization of realized loss on derivatives	—	—	—	—	0.4	0.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(8.2)	(8.2)
Foreign currency translation adjustment	—	—	—	—	69.5	69.5

Total comprehensive income						51.7

Balance at September 30, 2007	1,000	$—	$1,349.7	$(2.7)	$54.4	$1,401.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Cash Flows

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30, 2007		Predecessor
	Successor	Predecessor
	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(2.7)	$(25.6)	$40.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26.3	19.4	25.5
Unrealized translation loss	42.9	—	—
Loss on sale or disposal of property and equipment	—	0.5	0.2
Non-cash interest accretion	—	17.5	24.2
Non-cash credit for restructuring	—	—	(1.0)
Non-cash equity compensation expense	1.7	9.0	2.9
Amortization and write-off of debt issuance costs	2.4	31.0	4.5
Deferred income tax (benefit) provision	(73.0)	(10.4)	3.1
Provision for doubtful accounts	0.6	1.0	4.6
Changes in working capital, net of effect of business acquisitions
Trade accounts receivable	(16.9)	(14.1)	(40.5)
Other receivables	(3.5)	6.0	6.7
Inventories	(5.1)	(9.7)	33.3
Other assets	(2.4)	0.9	(5.3)
Accounts payable	(17.5)	15.2	12.6
Accrued expenses and other long-term liabilities	46.3	16.3	24.4

Net cash (used in) provided by operating activities	(0.9)	57.0	135.2

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8 (Note 3(a))	(3,802.9)	—	—
Capital expenditures	(9.0)	(15.7)	(15.1)
Acquisition of other businesses and transaction costs	(21.6)	(19.4)	(0.8)
Proceeds from sales of property and equipment	—	2.2	5.2

Net cash used in investing activities	(3,833.5)	(32.9)	(10.7)

Cash flows from financing activities:
Proceeds from debt	2,615.3	0.1	0.3
Repayment of debt	(25.7)	(21.4)	(105.9)
Issuance of common stock, net of expenses	1,353.8	—	—
Net change in bank overdrafts	4.8	0.5	(46.5)
Net change in compensating cash balance—financing	(9.9)	(7.8)	1.8
Proceeds from equity and stock incentive plans	0.1	0.2	4.7
Acquisition of treasury stock	—	(0.7)	(2.2)
Debt issuance costs	(62.1)	(0.6)	—

Net cash provided by (used in) financing activities	3,876.3	(29.7)	(147.8)

Effect of exchange rate changes on cash	1.5	2.0	1.9

Net increase (decrease) in cash and cash equivalents	43.4	(3.6)	(21.4)
Cash and cash equivalents beginning of period	—	139.4	126.1

Cash and cash equivalents end of period	$43.4	$135.8	$104.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30.5	$51.8	$48.7
Income taxes paid, net	$14.1	$14.1	$6.2

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements

(Dollars in millions, except share data)

(Unaudited)

(1)    The Merger, Nature of Operations and Basis of Presentation

  (a) The Merger

        Until June 29, 2007, CDRV was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). On June 29, 2007, CDRV completed the Merger. Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. (as used herein, the "Company," "we," "us" or "our" refers to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires).

        After giving effect to the Merger and related transactions, the Company became a direct wholly owned subsidiary of VWR Investors, Inc. ("VWR Investors"), which is a direct wholly owned subsidiary of Holdings. Private equity funds managed by Madison Dearborn Partners, LLC ("Madison Dearborn") owned approximately 85% of the ownership interests of Holdings as of June 30, 2007.

        The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0, the issuance of $675.0 aggregate principal amount of unsecured senior notes due 2015 ("Senior Notes"), the issuance of $353.3 and €125.0 million ($169.0 on a U.S. dollar equivalent basis as of June 30, 2007) aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 ("Senior Subordinated Notes") and senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 million ($811.2 on a U.S. dollar equivalent basis as of June 30, 2007) (the "Senior Secured Credit Facility").

        For financial reporting purposes, the Merger has been reflected as of June 30, 2007. As a result of the Merger, the Successor periods are presented on a different cost basis than the Predecessor periods and, therefore, are not comparable.

        As a result of the Merger, our assets and liabilities were adjusted to their respective preliminary estimated fair values at June 30, 2007. This resulted in a significant increase to the value of our identified intangible assets and goodwill. We revalued our pension obligations as of June 30, 2007 (Note 8); recorded significant deferred tax liabilities and certain deferred tax assets (Note 5(b)) and we incurred substantial additional indebtedness (Note 7).

  (b) Nature of Operations

        We distribute scientific supplies, chemicals, and equipment and provide services, primarily in North America and Europe. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution ("North American Lab"), European laboratory distribution ("European Lab") and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

  (c) Basis of Presentation

        The Company's financial position at September 30, 2007 includes material impacts from the Merger as well as the application of purchase accounting determinations (Note 3(a)). The consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as "Predecessor" financial statements. The Merger has been reflected as of June 30, 2007 and the unaudited consolidated financial statements reflecting the financial position of the Company at September 30, 2007 and the results of operations and cash flows for the three months ended September 30, 2007 and for the period from June 30, 2007 through September 30, 2007 (after giving effect to the consummation of the Merger) are designated as "Successor" financial statements.

        The accompanying consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet is the balance sheet included in the audited consolidated financial statements as shown in CDRV's Annual Report on Form 10-K for the year ended December 31, 2006 ("Form 10-K"), except for a revision described below. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Form 10-K.

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

        The presentation of certain amounts from prior periods has been revised. We have reassessed our global cash pooling arrangement pursuant to the requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105. While our cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country.

        Accordingly, we have increased our compensating cash balance by $36.1 and our short-term debt balance by $36.1 in the accompanying December 31, 2006 consolidated balance sheet to account for the global cash pooling arrangement on a gross basis. Our consolidated statement of cash flows for the nine months ended September 30, 2006 has been corrected to include a $1.8 net change in compensating cash balance—financing and a ($1.8) net change in bank overdrafts. In no period did working capital, stockholders' equity, operating cash flow, investing cash flow, financing cash flow or the income statement change as a result of these corrections. These corrections will result in an increase in our compensating cash balance and our short-term debt balance in all quarterly and annual financial statements for the periods March 31, 2005 through March 31, 2007. We believe that the effects of the above correction are not material to our financial position, results of operations or liquidity for any period presented.

  (d) Reclassifications

        Certain amounts from prior periods have been reclassified to conform to the current presentation.

(2) New Accounting Standards

        The following accounting standards were adopted during 2007:

        During July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective January 1, 2007. See Note 5(a) for further information related to our adoption of FIN 48.

        During July 2006, the FASB issued Emerging Issues Task Force Issue ("EITF") No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF 06-3"), which discusses the presentation of certain taxes in the income statement on either a gross or net basis. We have historically recorded such taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 on January 1, 2007 did not result in a change in our accounting policy.

        During December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"), which addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 was effective immediately for new and modified registration payment arrangements. In connection with the Merger, the Company entered into certain registration rights agreements with respect to the Senior Notes and Senior Subordinated Notes (Note 7(b)). If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of September 30, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record a contingent liability. The adoption of EITF 00-19-2 did not have any impact on our consolidated financial statements.

        The following accounting standards will be adopted in the future:

        During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

        During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

(3) Accounting for Goodwill and Other Intangible Assets

  (a) The Merger

        The Merger was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The excess purchase price over the estimates of the fair value of the identifiable tangible and intangible assets and liabilities of the Company is reflected as goodwill in the accompanying unaudited consolidated balance sheet as of September 30, 2007. The following table summarizes the preliminary allocation of the purchase price:

Merger consideration, including estimated transaction costs of $108.8	$4,002.0
Net current assets	(986.0)
Property and equipment	(185.1)
Intangible assets acquired	(2,370.0)
Other assets	(26.3)
Current liabilities	595.1
Non-current liabilities	86.1
Deferred taxes	805.8

Goodwill	$1,921.6

        Merger consideration on the consolidated statement of cash flows of $3,802.9 excludes cash and cash equivalents acquired of $135.8, management equity in the Predecessor of $35.6 exchanged for equity in Holdings and payments made in July 2007 related to the repayment of debt and interest of $25.7 and other liabilities of $2.0. Included in Merger consideration are pre-payment penalties and tender offer premiums of $93.0 related to debt obligations of the Company that were redeemed in connection with the Merger.

  (b) KMF Acquisition

        We had a 24% investment in KMF Laborchemie Handels GmbH ("KMF") which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF (the "KMF Acquisition"). The purchase price was funded from cash and cash equivalents on hand. KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany. The results of KMF have been included in the European Lab segment from the date of acquisition on a consolidated basis.

  (c) B&B Acquisition

        On July 2, 2007, we acquired Bie & Berntsen A-S ("B&B"), which is a Danish scientific laboratory supply distributor (the "B&B Acquisition"). The B&B Acquisition was funded from cash and cash equivalents on hand. The results of B&B have been included in the European Lab segment from the date of acquisition on a consolidated basis.

  (d) Pro Forma Financial Information

        The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger, the KMF Acquisition and the B&B Acquisition had occurred as of January 1, 2006:

	Nine Months Ended September 30,
			Year Ended December 31, 2006
	2007	2006
Net sales	$2,616.0	$2,471.8	$3,317.1
Loss before income taxes	(90.6)	(74.6)	(101.4)
Net loss	(29.7)	(50.1)	(70.9)

        These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization, income taxes, share-based compensation, management and board service fees. The unaudited pro-forma results also include an adjustment to remove the effect of the Company's accounting for KMF as an equity method investment prior to April 1, 2007. In addition, the unaudited pro-forma results include adjustments to remove the effect of $36.8 ($23.9, net of tax) of Merger expenses and $27.8 ($18.1, net of tax) for the write-off of unamortized debt issuance costs in the 2007 period. The unaudited pro-forma results assume that certain effective interest rate swaps were established as of January 1, 2006, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger (Note 7(a)). These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger, the KMF

Acquisition and the B&B Acquisition occurred at the beginning of 2006, or of the future results of operations of the Company.

  (e)    Goodwill and Other Intangible Assets

        The amounts assigned to goodwill in connection with the Merger, including allocations by segment, are preliminary as of September 30, 2007. Changes in the carrying amount of goodwill by segment for the periods presented are as follows:

Predecessor:	North American Lab	European Lab	Science Education	Total
Balance at January 1, 2007	$648.6	$216.8	$67.7	$933.1
Adjustment related to adoption of FIN 48 (See Note 5(a))	(1.6)	—	—	(1.6)
Initial KMF allocation	—	29.8	—	29.8
Other	(0.1)	(0.4)	0.1	(0.4)
Currency translation changes	16.0	5.5	—	21.5

Balance at June 29, 2007	$662.9	$251.7	$67.8	$982.4

Successor:	North American Lab	European Lab	Science Education	Total
Balance at June 30, 2007	$1,009.1	$744.0	$143.9	$1,897.0
Adjustments to initial Merger allocation	3.8	20.8	—	24.6
Initial B&B allocation	—	19.9	—	19.9
Restructuring charges, net of tax	0.1	1.8	—	1.9
Currency translation changes	—	38.5	—	38.5

Balance at September 30, 2007	$1,013.0	$825.0	$143.9	$1,981.9

        Other intangible assets, net for each of the reporting periods is shown in the table below:

	Successor		Predecessor
	September 30, 2007	Weighted Average Amortization Period (Years)	December 31, 2006	Weighted Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $9.6 and $20.5)	$743.5	20.0	$225.4	32.8
Customer relationships in Europe (net of accumulated amortization of $5.8 and $11.4)	470.6	20.0	74.6	20.3
Customer relationships in Science Education (net of accumulated amortization of $2.0 as of September 30, 2007)	159.0	20.0	—	—
Chemical supply agreement (net of accumulated amortization of $2.0 and $9.1)	55.8	7.0	23.6	10.0
Other (net of accumulated amortization of $0.6 and $1.0)	12.7	5.9	0.2	4.3

Total amortizable intangible assets (net of accumulated amortization of $20.0 and $42.0)	1,441.6		323.8
Indefinite-lived intangible assets:
Trademarks and tradenames	952.6		228.5

Total intangible assets, net	$2,394.2		$552.3

        Amortization expense for each of the reporting periods is shown in the table below:

		Nine Months Ended September 30, 2007
Successor	Predecessor	Successor	Predecessor	Predecessor
Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
$19.8	$3.8	$20.0	$7.8	$11.6

        The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Years ended December 31:
2007	$20.1
2008	79.1
2009	79.0
2010	78.9
2011	78.1
Thereafter	1,106.4

$1,441.6

        The 2007 amount represents estimated amortization expense for the remaining three months ending December 31, 2007.

(4) Share-Based Compensation

  (a) Predecessor Stock Plan

        The Company had certain share-based compensation programs under the CDRV Investors, Inc. Stock Incentive Plan (the "Predecessor Stock Plan"), which included shares, options and restricted stock units. Refer to Note 15 in the Form 10-K for information on the valuation and accounting for these programs.

        During the first quarter of 2006, we granted 58,929 options at $75.00 per share to our President and Chief Executive Officer. Also during the first quarter of 2006, we issued 1,050 shares to certain directors who were not also our employees or associated with CD&R for director compensation and issued 1,360 shares at $50.52 per share in connection with the exercise of vested stock options.

        During the second quarter of 2006, we offered eighty-five of our officers and employees the option to purchase 40,166 shares at $75.00 per share. The fair value of this purchase option of $1.3 was charged to operations in the second quarter of 2006. Fifty-one of our officers and employees ultimately purchased 25,070 shares in the second quarter of 2006. In connection with these purchases, these officers and employees were to be granted two options, for each share purchased, at grant date fair value during the third quarter of 2006. As a result of the delay in the issuance of the options, these officers and employees received a special bonus totaling $2.2 that was recorded as a compensation charge, primarily in the third quarter of 2006. During the second quarter of 2006, we issued 900 shares to certain directors who were not also our employees or associated with CD&R for director compensation and issued 19,600 shares at $50.52 per share in connection with the exercise of vested stock options.

        During the third quarter of 2006, we sold to our President and Chief Executive Officer 4,201 shares at $119.00 per share. Coincident with this purchase, this executive was granted options to purchase 12,603 shares at $119.00 per share. During the third quarter of 2006, we granted options to purchase 49,140 shares at $119.00 per share to fifty of our officers and employees in connection with the offering discussed above that occurred in the second quarter of 2006, issued 808 shares to certain directors who were not also our employees or associated with CD&R for director compensation and issued 2,900 shares at $50.52 per share in connection with the exercise of vested stock options. No restricted stock units were issued during 2006.

        During the first quarter of 2007, we granted 1,000 options to one of our employees and 3,500 restricted stock units to certain of our officers at a grant-date fair value of $98.64 per share. During the period April 1–June 29, 2007, no options or restricted stock units were granted.

        The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods when options were granted are as follows:

	January 1 - June 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Fair value of options granted	$42.96	$52.11	$43.07
Risk-free interest rate	4.53%	4.63%	4.69%
Expected life of options	6.5 years	6.5 years	6.5 years
Volatility	34%	34%	34%
Expected dividend yield	0.0%	0.0%	0.0%

        In accordance with the terms of the Predecessor Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. Therefore, we expensed the unamortized grant date fair value of $6.5 relating to all unvested options and restricted stock units in the period April 1–June 29, 2007.

        Share-based compensation of $9.0 was recorded to selling, general and administrative ("SG&A") expenses for the period January 1–June 29, 2007. Share-based compensation recorded to SG&A expenses, including the purchase option of $1.3 discussed above, was $0.5 and $2.9 for the three and nine months ended September 30, 2006, respectively.

  (b) Successor Equity Plan

        Holdings has established the 2007 Securities Purchase Plan ("Equity Plan") pursuant to which members of management, board members and consultants may be provided the opportunity to purchase equity units of Holdings. To date, the equity units issued by Holdings have consisted of Class A Preferred Units ("Preferred Units"), vested Class A Common Units ("Common Units"), and unvested Class A Common Units ("Founders Units").

        The Preferred Units, which are fully vested upon issuance, are non-voting units that have a liquidation value equal to the amount of any unreturned capital contributions with respect to such units plus the amount of any accrued and unpaid dividends. The dividend yield on the Preferred Units accrues at a rate of 8.0% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units.

        The Common Units, which are fully vested upon issuance, each are entitled to one vote for all matters to be voted on by holders of equity units. The Common Units are subordinate to the Preferred Units, including the unpaid yield on the Preferred Units. Holders of Common Units will be entitled to participate in distributions, if and when approved by Holdings' Board of Managers, ratably on a per-unit basis.

        The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year period following issuance, subject to accelerated vesting upon the occurrence of certain events. The vesting of the Founders Units impacts the purchase price applicable to the repurchase and put options described below, but the Founders Units are owned upon issuance.

  2007 Successor Activity and Accounting Model—Management Investors

        On June 29, 2007 and in July 2007, certain members of management ("Management Investors") acquired an aggregate of $36.4 and $4.5, respectively, in the equity units of Holdings. The investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements ("Management Agreements"). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions described in Note 1(a) (the "Preferred/Common Ratio"). The Founders Units have only been issued to members of management.

        As of June 30, 2007, the equity units purchased by the Management Investors had a "fair value," for book accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. Since the Founders Units contain a vesting requirement predicated upon an employee's future service with the Company, any such excess must be recognized under SFAS No. 123 Revised, Share Based Payment ("SFAS 123R"), as compensation expense through the vesting period. An independent appraisal of the fair value of the equity units purchased by the Management Investors indicated that, for SFAS 123R purposes, the fair value of the equity units issued in connection with the Merger and in July 2007 exceeded their original cost by $13.8. During the three months ended September 30, 2007, we recognized non-cash compensation expense relating to the Founders Units of $0.8, which was classified as selling, general and administrative expense. As of September 30, 2007, there was $13.0 of total unamortized compensation cost related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period.

        The Management Agreements entered into by the Management Investors regarding their investments in Holdings include certain repurchase and put options that are triggered if a Management Investors' employment is terminated. Specifically, upon the termination of a Management Investors' employment, Holdings and its affiliates would first have an option to repurchase the Management Investors' equity units. If Holdings or its affiliates do not exercise such option, then the applicable Management Investor has the right to put the equity units to Holdings. Under the put option, Holdings' payment to the Management Investor would be made in cash for the Preferred Units and via the issuance of a subordinated promissory note for the Common Units and Founders Units.

        Under the repurchase option or put option discussed above, the purchase price for the Preferred Units would be their original cost upon issuance plus any accrued and unpaid dividends (the "Preferred Unit Redemption Value"). The purchase price for the Common Units and the vested Founders Units would be based on a calculation of value, in accordance with the relevant transaction documents (the "Calculated Value"), which considers the enterprise value of Holdings, the Preferred Unit Redemption Value, and the number of outstanding Common Units and Founders Units. The purchase price for the unvested Founders Units would be the lower of the Calculated Value or their original cost upon—issuance. In the event a Management Investor has been terminated for "cause" (as defined in the Management Agreements), the purchase price for the vested and unvested Founders Units and Common Units would be the lower of the Calculated Value or their original cost upon issuance. Units repurchased by Holdings under the Equity Plan may require the Company to fund those repurchases.

        As a result of the put option, the equity units issued to the Management Investors are subject to a repurchase obligation due to events outside of our control. For accounting purposes, we are therefore required to classify all equity units held by Management Investors outside of permanent equity on our consolidated balance sheet. Accordingly, as of September 30, 2007, we have $41.5 recorded as redeemable equity units on our consolidated balance sheet, which reflects the aggregate amount that would be paid to the Management Investors for the equity units pursuant to the put option as of the balance sheet date. On a quarterly basis, we will adjust the reported carrying value of redeemable equity units based on the Preferred Unit Redemption Value and Calculated Value as of that date, which will result in a corresponding adjustment to additional paid-in capital.

        As of September 30, 2007, we adjusted the reported carrying value of redeemable equity units by $7.0 with a corresponding adjustment to additional paid-in capital related primarily to the additional equity units purchased by the Management Investors in July 2007.

  2007 Successor Activity—Board Members and Consultants

        Certain members of our Board of Directors ("Board Members") and consultants ("Consultants") acquired an aggregate of $4.8 in the equity units of Holdings. The investments made by Board Members and Consultants were allocated to the Preferred Units and Common Units consistent with the Preferred/Common Ratio, but certain of the Board Members and Consultants also were permitted to acquire additional Common Units, in accordance with their respective Unit Purchase Agreements.

        During the three months ended September 30, 2007, we recognized non-cash compensation expense of $0.9 relating to the equity units acquired by the Board Members and Consultants, which was classified as SG&A expense. The non-cash compensation expense, which is equal to the fair value of the equity units issued to Board Members and Consultants in excess of their original cost, was immediately recognized due to the lack of a service or vesting condition.

(5) Income Taxes

  (a) Adoption of FIN 48 and Uncertain Tax Positions

        As of January 1, 2007, we had uncertain tax positions of $7.0. Of the total, $2.1 would affect our effective tax rate and the remaining $4.9 would result in an adjustment to goodwill. In addition, as of

January 1, 2007, we had accrued interest related to our uncertain tax positions of $1.3. Interest and penalties related to uncertain tax positions are included in income tax expense.

        We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S.

        We have concluded all U.S. federal income tax matters for years through 2003. Our U.S. federal income tax returns for 2004 and 2005 are currently under examination. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2000. Examinations are currently in process in Belgium and Germany. Except for one uncertain tax position, that has been reserved, substantially all state and local income tax matters have been finalized through 2001. Based on the status of examinations, it is not reasonably possible that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through September 2008, if any, to the reserve for uncertain tax positions. There have been no significant changes to the status of the examinations during the nine months ended September 30, 2007.

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

        In connection with the Merger, the Company recognized an additional liability for uncertain tax positions of $4.2 that we believe are not more likely than not to be sustained solely on the merits of the tax position. The liability for these uncertain tax positions was recorded as an adjustment to goodwill in purchase accounting. As of September 30, 2007, the tax benefit of the total liability for uncertain tax positions of $11.2, if recognized, would result in adjustment to goodwill and would have no impact on the Company's effective income tax rate.

  (b) Effects of the Merger

        In connection with certain purchase accounting adjustments as a result of the Merger, we have recorded deferred tax liabilities and deferred tax assets. The establishment of the deferred taxes primarily results from the basis difference associated with property and equipment, intangible assets and net operating loss carryforwards primarily as a result of the Merger. At September 30, 2007, the deferred tax assets related to U.S. federal and state tax net operating loss carryforwards are related to the settlement of share-based compensation under the Predecessor Stock Plan and debt pre-payment penalties. We believe that it is more likely than not that these net operating loss carryforwards will be realized in the future. None of these adjustments impacted our effective tax rate.

        During the three months ended September 30, 2007, we recognized a net income tax benefit of $35.2 related to a change in tax rates used to provide deferred taxes on European intangible assets as a result of a reduction in the German income tax rate. The Company recognized the impact of these future rate changes consistent with the date of enactment of the legislation. Partially offsetting the tax benefit of tax rate changes, the Company, during the third quarter of 2007, recorded a valuation allowance of $3.1 on foreign tax credits that will be generated as the result of a $10.3 partial payment of accrued yield on certain intercompany debt with one of its European subsidiaries paid in the fourth quarter of 2007. The payment will be treated as a dividend for U.S. income tax purposes.

(6) Restructuring Activities

        The following table sets forth the activity during the period from January 1-June 29, 2007 associated with the Company's liabilities for restructuring:

Predecessor:	Severance and termination benefits	Facilities related	Total
Balance at January 1, 2007	$5.2	$4.7	$9.9
Accruals charged to Goodwill	1.8	1.4	3.2
Cash payments/other	(1.3)	(0.4)	(1.7)
Currency translation changes	0.1	0.1	0.2

Balance at June 29, 2007	$5.8	$5.8	$11.6

        The opening balance of $9.9 consists of accruals of $1.6 and $8.3 previously established through operations and goodwill, respectively. During the second quarter of 2007, we implemented a restructuring program to integrate KMF into our existing operations. Accordingly, we recorded restructuring accruals of $3.2, which have been recorded as adjustments to acquisition costs (increases to goodwill). These charges primarily reflect severance and facility closure costs. See Note 3(b) for further information regarding the acquisition of KMF.

Successor:	Severance and termination benefits	Facilities related	Total
Balance at June 30, 2007	$5.8	$5.8	$11.6
Accruals charged to Goodwill	2.2	—	2.2
Cash payments/other	(2.1)	(0.8)	(2.9)
Currency translation changes	0.2	0.5	0.7

Balance at September 30, 2007	$6.1	$5.5	$11.6

        During the third quarter of 2007, we implemented certain components of our restructuring program with respect to the Merger. Accordingly, we recorded restructuring accruals of $2.2, which have been recorded as adjustments to acquisition costs (increases to goodwill). As of September 30, 2007, we are in the process of finalizing plans with respect to restructuring costs associated with the Merger. Subsequent determinations may affect the allocation of the acquisition cost, including adjustments to goodwill. As of September 30, 2007, $6.1 of our aggregate restructuring liabilities are included in accrued expenses and $5.5 are included in other long-term liabilities.

(7)    Debt

        The following is a summary of our debt and capital lease obligations:

	Successor	Predecessor
	September 30, 2007	December 31, 2006
Senior Secured Credit Facility	$1,468.1	$—
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	—
10.75% Unsecured Senior Subordinated Notes due 2017	531.1	—
Prior Senior Secured Credit Facility	—	448.7
6.875% Unsecured Senior Notes due 2012	—	200.0
8% Unsecured Senior Subordinated Notes due 2014	1.0	320.0
9.625% Senior Discount Notes due 2015	—	362.8
Senior Floating Rate Notes due 2011	—	350.0
Capital leases	5.5	5.8
Other	55.3	36.4

Total debt	2,736.0	1,723.7
Less short-term portion	(56.3)	(57.9)

Total long term-portion	$2,679.7	$1,665.8

        In connection with the financing of the Merger, Merger Sub incurred the following debt obligations: (1) the Senior Secured Credit Facility, (2) Senior Notes, and (3) the Senior Subordinated Notes. In connection with the Merger, the Company assumed all of these debt obligations pursuant to joinder agreements.

  (a) Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($853.1 on a U.S. dollar equivalent basis as of September 30, 2007), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.

        The Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility. The total amount outstanding under any additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility may not exceed in aggregate the lesser of $300.0 or an amount which would cause the Company's pro-forma total net leverage ratio (as defined in the credit agreement for the Senior Secured Credit Facility) to exceed 9.50:1.00. If any additional commitments are sought, the aggregate commitments under the multi-currency revolving loan facility cannot exceed 1.00x the Company's EBITDA (as defined in the credit agreement for the Senior Secured Credit Facility) as of the financial statement date.

        As of September 30, 2007, no amounts were outstanding under the multi-currency revolving loan facility. We had $10.1 of undrawn letters of credit and up to $239.9 of borrowing capacity under the multi-currency revolving loan facility as of September 30, 2007.

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

  Security; Guarantees

        The obligations under the Senior Secured Credit Facility are guaranteed by VWR Investors, the Company, and each of the Company's direct and indirect wholly owned domestic restricted subsidiaries (other than (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, (iii) any direct or indirect U.S. subsidiary of a direct or indirect foreign subsidiary, (iv) captive insurance subsidiaries, (v) non-profit subsidiaries, (vi) any receivables subsidiary, (vii) special purposes entities, (viii) subsidiaries prohibited by law or contract from guaranteeing the Senior Secured Credit Facility, (ix) certain subsidiaries acquired after the closing date of the Merger and (x) other subsidiaries for which the costs or other consequences of providing a guarantee are excessive in relation to the benefits to be obtained by the lenders) (collectively, the "Subsidiary Guarantors"). In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Investors, the Company and the Subsidiary Guarantors, including pledges of all the capital stock of all direct and indirect U.S. subsidiaries of the

Company and of up to 65% of the capital stock of each first-tier foreign subsidiary holding company (collectively, the "Collateral").

        In the event that any foreign subsidiary of the Company satisfies the conditions necessary to borrow under the multi-currency revolving loan facility, its borrowings would be guaranteed by VWR Investors, the Company and the Subsidiary Guarantors. The obligations of a foreign subsidiary borrower would be secured by substantially all of the tangible and intangible assets of such foreign subsidiary borrower, including the capital stock of certain subsidiaries of the foreign subsidiary borrower. The guarantees of VWR Investors, the Company and the Subsidiary Guarantors of the foreign subsidiary borrower's obligations would be secured by the same collateral described in the previous paragraph, but would include 100% of the capital stock of certain foreign subsidiaries of the Company and the Subsidiary Guarantors.

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

        All loans denominated in Canadian dollars may generally be based on either (1) the then applicable Canadian prime interest rate plus a variable margin, or (2) the then applicable average offered interest rate for Canadian bankers' acceptances plus a variable margin.

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

        As of September 30, 2007, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.70% and 7.23%, respectively, which includes a variable margin of 2.5%. As of September 30, 2007, there were no loans denominated in Canadian dollars outstanding.

        On June 20, 2007, Merger Sub entered into two interest rate swaps that became effective on June 29, 2007, and the obligations thereunder were assumed by the Company following the Merger. The interest rate swaps mature on December 31, 2012 with notional principal amounts of $425.0 (the "U.S. Dollar Swap") and €300.0 million ($426.6 on a U.S. dollar equivalent basis as of September 30, 2007) (the "Euro Swap"). Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and is set at $160.0 for the period from December 30, 2011 through December 30, 2012, in which the Company will receive interest at a variable rate equal to three-month U.S. Libor and pay interest at a fixed rate of 5.45%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and is set at €110.0 million for the period from December 30, 2011 through December 30, 2012, during which the Company will receive interest at a variable rate equal to three-month Euribor and pay interest at a fixed rate of 4.68%.

        The interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income. The interest rate swaps result in a fixed rate of interest for approximately 69% of US dollar-denominated borrowings and 50% of Euro-denominated borrowings under the Senior Secured Credit Facility as of September 30, 2007. Accordingly, approximately 31% and 50% of our US dollar-denominated borrowings and Euro-denominated borrowings, respectively, under the Senior Secured Credit Facility will be subject to interest at variable rates. The fair value of the interest rate swaps as of June 29, 2007 was a liability of $1.3, net of $0.8 in taxes, representing a realized loss on derivative transaction, with a corresponding adjustment to accumulated other comprehensive loss, which will be amortized to interest expense over the life of the swaps. The fair value of the interest rate swaps as of September 30, 2007 was a liability of $15.9 and is reflected in other long-term liabilities. The Company recorded an unrealized loss of $8.2, net of $5.5 in taxes, during the quarter ended September 30, 2007 related to these interest rate swap arrangements.

        In June 2007, in connection with the anticipated issuance of Euro-denominated debt, Merger Sub entered into a series of foreign currency forward agreements with notional amounts totaling €621.4 million. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge exposure to possible changes in foreign exchange rates between the Euro and U.S dollar. These agreements were settled upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive loss, which will be amortized to interest expense over the life of the underlying Euro-denominated debt.

        Interest expense incurred under the Senior Secured Credit Facility, net of the effect of interest rate swaps, during the three months ended September 30, 2007 was $28.8, including the amortization of realized derivative losses of $0.4 and deferred financing costs of $1.0.

  Fees

        The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) a commitment fee equal to 0.50% per year on the unused portion of the multi-currency revolving loan facility (subject to two step downs if certain net leverage ratios are met), and (2) letter of credit fees consisting of a participation fee (equal to the then applicable Eurodollar variable margin on the multi-currency revolving loan facility times any outstanding letters of credit), a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and administrative fees.

  Covenants

        The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or otherwise restrict the ability of the Company and its restricted subsidiaries to incur or create certain additional indebtedness, issue certain types of common and preferred stock, create liens on assets of the Company and its restricted subsidiaries, make certain restricted payments, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, enter into certain types of restrictive agreements, materially change the lines of business of the Company and its restricted subsidiaries taken as a whole, modify securities junior to the Senior Secured Credit Facility in any manner materially adverse to the interests of the lenders and make a change to our fiscal year. As of September 30, 2007, the Company was in compliance with all covenants.

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

  (b)    The Senior Notes and Senior Subordinated Notes

        The Senior Notes and the Senior Subordinated Notes were issued pursuant to respective indentures, dated as of the closing date of the Merger, by and among Merger Sub, the Company and the Subsidiary Guarantors.

  Ranking

        The Senior Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company's and the Subsidiary Guarantors' obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company's subsidiaries that is not a guarantor of the Senior Notes. The Senior Notes, and related guarantees, rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future unsecured senior indebtedness and rank senior in right of payment to all of the Company's and the Subsidiary Guarantors' existing and future subordinated indebtedness, including the Senior Subordinated Notes.

        The Senior Subordinated Notes, and related guarantees, are subordinate to all of the Company's and the Subsidiary Guarantors' existing and future secured indebtedness and senior indebtedness, including borrowings under the Senior Secured Credit Facility and the Senior Notes, and effectively subordinate to all obligations of each of the Company's subsidiaries that is not a guarantor of the Senior Subordinated Notes. The Senior Subordinated Notes, and the related guarantees, rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' future unsecured, senior subordinated indebtedness and senior in right of payment to all of the Company's and the Subsidiary Guarantors' future indebtedness that is expressly subordinated in right of payment to the Senior Subordinated Notes.

  Maturity; Interest Payments

        The Senior Notes will mature on July 15, 2015. Interest on the Senior Notes will be payable twice a year, on each January 15 and July 15, beginning January 15, 2008. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash ("Cash Interest"), (2) entirely by increasing the principal amount of the Senior Notes ("PIK Interest") or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company is required to pay Cash Interest for the January 15, 2008 payment date.

        The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($177.7 on a U.S. dollar equivalent basis as of September 30, 2007) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes will be payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes, the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.

        Interest expense incurred under the Senior Notes and the Senior Subordinated Notes during the three months ended September 30, 2007 was $32.4, including the amortization of realized derivative losses and deferred financing costs of $1.0.

  Guarantees

        The obligations under the Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors, and the obligations under the Senior Subordinated Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior subordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors' obligations under the guarantees of the Senior Notes and the Senior Subordinated Notes are not be secured by any of the Company's assets or the Subsidiary Guarantors' assets.

  Redemption

        The Company may redeem some or all of the Senior Notes at any time prior to July 15, 2011 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a "make whole" premium. Before July 15, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price equal to 110.250% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at redemption prices that start at 105.125% of their aggregate principal amount. The Company is required to offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

        The Company may redeem some or all of the Senior Subordinated Notes at any time prior to June 30, 2012 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a "make whole" premium. Before June 30, 2012, the Company may redeem up to 40% of the original aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 110.750% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after June 30, 2012, the Company may redeem some or all of the Senior Subordinated Notes at any time at redemption prices that start at 105.375% of their aggregate principal amount. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

  Covenants

        The indentures governing the Senior Notes and the Senior Subordinated Notes contain covenants that, among other things, limit the Company's ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of September 30, 2007, the Company was in compliance with the indenture covenants.

  Events of Default

        The indentures governing the Senior Notes and the Senior Subordinated Notes provide for customary events of default including non-payment of principal or interest, failure to comply with covenants, cross-acceleration to certain other indebtedness, material judgments and certain bankruptcy or insolvency events.

  Registration Rights

        The Company entered into a Registration Rights Agreement with respect to the Senior Notes (the "Senior Notes Registration Rights Agreement"). The Company is obligated to (1) file and use its commercially reasonable efforts to cause to become effective a registration statement with respect to an offer to exchange the Senior Notes for other freely tradable notes issued by the Company that have substantially identical terms, and (2) file with the SEC and use its commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resales of the Senior Notes if the Company is not able to effect the exchange offer. The Company will be obligated to pay additional interest on the Senior Notes in certain instances, including if it does not file the registration statement within 180 days following the Merger or complete the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Senior Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum. The Company intends to file the aforementioned registration statement within the time frame stipulated in the Senior Notes Registration Rights Agreement.

        The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the "Subordinated Notes Registration Rights Agreement"). The Subordinated Notes Registration Rights Agreement contains substantially similar terms to the Senior Notes Registration Rights Agreement, except that the Company and the Subsidiary Guarantors are not obligated to file a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable securities until holders of a majority in principal amount of the Senior Subordinated Notes request that such a filing and offer be made. If such a request is made, the Company and the Subsidiary Guarantors must file such a registration statement within 90 days of the request.

  (c)    Bridge Loan

        The Company entered into a bridge loan commitment arrangement to secure funding for the Merger. This bridge loan was not utilized because the Company issued the Senior Notes. The bridge loan fee of $3.4 was paid at closing and recorded to interest expense in the Successor financial statements as of June 30, 2007.

  (d)    Predecessor Debt

        Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were redeemed through the tender offers and redemptions described below. Refer to Note 12 in the Form 10-K for further information on the terms and conditions related to those prior debt obligations, which included a Senior Secured Credit Facility (the "Predecessor Senior Secured Credit Facility"), and the following notes: (i) senior floating rate notes due 2011 (the "Predecessor Senior Floating Rate Notes"), (ii) the 9.625% senior discount notes due 2015 (the "Predecessor Senior Discount Notes"), (iii) the 8% unsecured senior subordinated notes due 2014 (the "Predecessor Senior Subordinated Notes"), and (iv) the 6.875% unsecured senior notes due 2012 (the "Predecessor Senior Notes") (collectively, the "Predecessor Notes").

        In connection with the Merger, on May 30, 2007, Merger Sub commenced tender offers and consent solicitations for any and all of the Predecessor Notes, in each case, on the terms and subject to the conditions set forth in Merger Sub's Offer to Purchase and Consent Solicitation Statement. On the closing date of the Merger, Merger Sub accepted and paid for the following Predecessor Notes tendered into the tender offers, primarily with the proceeds of the debt obligations described in Note 7(a) and Note 7(b) above: (i) 100% of the outstanding Predecessor Senior Notes; (ii) approximately 99.69% of the outstanding Predecessor Senior Subordinated Notes; (iii) 100% of the outstanding Predecessor Senior Discount Notes; and (iv) approximately 92.72% of the outstanding Predecessor Senior Floating Rate Notes. On July 2, 2007, the Company redeemed the remaining outstanding Predecessor Senior Floating Rate Notes. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

        The unamortized deferred financing costs of $27.8 related to the debt obligations of the Company that were redeemed in connection with the Merger were written off and charged to interest expense in the Predecessor financial statements.

  (e)    Other Debt

        Other debt primarily consists of bank overdrafts within our global cash pooling arrangement of $53.8 and $36.1 as of September 30, 2007 and December 31, 2006, respectively (Note 1(c)). Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.

  (f)    Foreign Currency Exchange Rate Risk

        Although a majority of our debt is denominated in U.S. dollars, subsequent to the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company's U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company's U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. During the three and nine months ended September 30, 2007, we recorded net unrealized exchange losses of ($42.9) and ($39.8), respectively, primarily due to the strengthening of the Euro against the U.S. dollar during such time periods.

(8) Defined Benefit Plans

        The Company sponsors various retirement plans for most full-time employees. Pension plan benefits for the defined benefit plans are based primarily on participants' compensation and years of credited service. It has been the Company's policy to fund the minimum amount required by local regulations.

        Effective June 1, 2005, the U.S. plan was curtailed and future benefits were frozen effective May 31, 2005 for most participants. Accordingly, most participants will earn no further benefits under the U.S. plan after that date.

        We have remeasured the unfunded status of our pension obligations. As a result of preliminary changes to the projected benefit obligations and the assumed interest rate, our unfunded status has been decreased by $15.4. Other assumptions from the December 31, 2006 pension plan disclosures remain substantially the same at September 30, 2007.

        Net periodic pension cost for our U.S. plan and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S. Plan		German, French and UK Plans
	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006
Service cost	$0.5	$0.2	$0.9	$0.7
Interest cost	2.3	2.0	1.4	1.1
Expected return on plan assets	(2.7)	(2.2)	(1.3)	(1.0)
Recognized net actuarial loss	—	—	—	0.1

Net periodic pension cost	$0.1	$—	$1.0	$0.9

	U.S. Plan
	Nine Months Ended September 30, 2007
	Successor	Predecessor	Predecessor
	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
Service cost	$0.5	$1.0	$1.6
Interest cost	2.3	4.4	6.2
Expected return on plan assets	(2.7)	(5.4)	(6.7)
Recognized net actuarial loss	—	—	0.2

Net periodic pension cost	$0.1	$—	$1.3

	German, French and UK Plans
	Nine Months Ended September 30, 2007
	Successor	Predecessor	Predecessor
	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
Service cost	$0.9	$1.4	$2.1
Interest cost	1.4	2.5	3.1
Expected return on plan assets	(1.3)	(2.4)	(2.8)
Recognized net actuarial loss	—	0.2	0.3

Net periodic pension cost	$1.0	$1.7	$2.7

        The Company made contributions to these plans of $6.5 for the nine months ended September 30, 2007, and expects to make additional contributions to these plans of approximately $0.4 during the remainder of 2007.

(9) Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, amortization of prior realized derivative losses to interest expense and the unrealized gains or losses on the effective portion of cash flow hedges, net of tax, that are currently presented as a component of shareholders' equity. Comprehensive income (loss) is determined as follows for each of the Predecessor and Successor periods included in this Form 10-Q:

	Three Months Ended September 30,
	Successor	Predecessor
	2007	2006
Net income	$0.2	$15.6
Other comprehensive income (loss):
Foreign currency translation adjustments	69.5	(1.8)
Amortization of realized loss on derivatives	0.4	—
Unrealized gain (loss) on derivatives, net of tax	(8.2)	0.3

Comprehensive income	$61.9	$14.1

	Nine Months Ended September 30, 2007
	Successor	Predecessor	Predecessor
	June 30 - September 30, 2007	January 1 - June 29, 2007	Nine Months Ended September 30, 2006
Net income (loss)	$(2.7)	$(25.6)	$40.0
Other comprehensive income (loss):
Foreign currency translation adjustments	69.5	25.8	25.2
Realized loss on derivatives, net of tax	(7.3)	—	—
Amortization of realized loss on derivatives	0.4	—	—
Unrealized loss on derivatives, net of tax	(8.2)	(1.1)	(0.2)

Comprehensive income (loss)	$51.7	$(0.9)	$65.0

(10) Commitments and Contingencies

        The Company is involved in various environmental, contractual and product liability cases and claims and assessments which are considered routine to our business and from time to time we are named as a defendant in cases as a result of our distribution of scientific supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of pending cases, including those described below, and any future claims will not be material to our business, financial condition and results of operations in the future.

        During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or European Union rules. The Company submitted information to the German Federal Cartel Office in response to its initial request. During 2007, the German Federal Cartel Office requested additional information that we have provided. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Merger, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of September 30, 2007, the unamortized net book value of these intangible assets was $55.8.

        On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated ("Corning") alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning's breach of contract claim, but in March 2007, reconsidered its ruling and has now permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. The Company believes Corning's claims are without merit and will vigorously defend itself against those claims and pursue its counterclaims.

        In connection with the Merger, the Board of Directors of the Company approved new employment agreements for certain members of our senior management. These agreements include certain non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive is terminated without "Cause" or resigns for "Good Reason" (as such terms are defined in the respective employment agreements) the executive is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $12.7 as of September 30, 2007.

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

  (b)    Transactions With Madison Dearborn and Avista Capital Partners

        Madison Dearborn and Avista Capital Partners, LLC ("Avista"), through certain of their respective investment funds, beneficially own approximately 76% and 8%, respectively, of the total outstanding

Common Units and Founders Units of Holdings, as of September 30, 2007. On the closing date of the Merger, an affiliate of Madison Dearborn received a fee of $35.6 for transaction services rendered in connection with the Merger pursuant to an agreement entered into on the closing date of the Merger between the Company and this affiliate (the "Management Services Agreement"). This fee was recorded as a reduction to additional paid-in capital. The Management Services Agreement was amended in August 2007 to add an affiliate of Avista as a party. Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of approximately $2.0 (paid quarterly) in connection with the provision of such services as well as board level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors.

  (c)    Transactions With Goldman, Sachs & Co.

        Affiliates of Goldman, Sachs & Co. ("Goldman") own approximately 4% of the total outstanding Common Units and Founders Units of Holdings, as of September 30, 2007. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the Merger, Goldman provided financial advisory services to the Company as well as a bridge loan commitment to the Company to secure financing (see Note 7(c)). Goldman was also a joint lead arranger, joint bookrunner, and syndication agent for the Company's Senior Secured Credit Facility, and was an initial purchaser of the Senior Notes and sole purchaser of the Senior Subordinated Notes. For their services, financing commitments and participation in the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, Goldman was paid approximately $59.2. In addition, Goldman was and currently is a lender under the Company's Senior Secured Credit Facility for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility.

(12) Segment Financial Information

        The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company's operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. Selected segment financial information and reconciliation of reported operating income by segment to (loss) income before income taxes are presented below. Inter-segment activity has been eliminated, therefore, revenues reported for each operating segment are substantially derived from external customers.

	Three Months Ended September 30,
	Successor	Predecessor
	2007	2006
Net Sales
North American Lab	$499.9	$492.5
European Lab	326.0	270.6
Science Education	68.6	54.5

Total	$894.5	$817.6

Operating Income
North American Lab	$23.5	$27.8
European Lab	16.4	14.6
Science Education	13.6	12.3

Total	53.5	54.7
Interest income	1.2	2.1
Interest expense	(61.6)	(30.0)
Other income (expense), net	(42.9)	0.1

(Loss) income before income taxes	$(49.8)	$26.9

	Nine Months Ended September 30, 2007		Predecessor
	Successor	Predecessor
	June 30 - September 30, 2007	January 1 June 29, 2007	Nine Months Ended September 30, 2006
Net Sales
North American Lab	$499.9	$1,003.7	$1,485.0
European Lab	326.0	630.4	821.1
Science Education	68.6	65.2	122.3

Total	$894.5	$1,699.3	$2,428.4

Operating Income
North American Lab	$23.4	$15.0	$84.4
European Lab	16.3	41.8	43.3
Science Education	13.6	4.3	18.6

Total	53.3	61.1	146.3
Interest income	1.2	3.3	4.9
Interest expense	(66.2)	(101.8)	(86.9)
Other income (expense), net	(42.9)	3.5	(0.3)

(Loss) income before income taxes	$(54.6)	$(33.9)	$64.0

        $36.8 in expenses associated with the Merger are included in North American Lab's operating income during the period January 1–June 29, 2007.

	Successor	Predecessor
	September 30, 2007	December 31, 2006
Assets
North American Lab	$2,977.6	$1,633.0
European Lab	2,239.9	854.4
Science Education	397.4	158.8

Total	$5,614.9	$2,646.2

(13)    Subsequent Event

        On November 1, 2007, we acquired Omnilabo International B.V., a Netherlands based scientific laboratory supply distributor. The purchase price was funded from cash and cash equivalents on hand.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to be correct.

        Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in "Item 1A—Risk Factors" in the Form 10-K and elsewhere in the Form 10-K, in the Quarterly Report on Form 10-Q for the quarterly period June 30, 2007 (the "Second Quarter 2007 Form 10-Q") and in this Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

Overview

        Our net sales are derived primarily from the sale of scientific supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products and the provision of services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Freight costs that are billed to our customers are also included in net sales.

        Our cost of sales consists primarily of the cost of inventory shipped and the cost of labor for services. Cost of sales also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

        SG&A expenses primarily reflect the costs of operations dedicated to generating sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. SG&A expenses also include depreciation and amortization.

Basis of Financial Statement Presentation

        Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the consolidated financial statements found in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q reflect the results of operations, cash flows, and statements of stockholders' equity and other comprehensive income (loss) using predecessor and successor time periods. In order to provide a meaningful basis of comparing our results of operations and cash flows for the nine months ended September 30, 2007, the results of operations for the "Predecessor" period (January 1, 2007 through June 29, 2007) have been combined with the results of operations for the "Successor" period (June 30, 2007 through September 30, 2007). All intercompany accounts and transactions have been eliminated.

Effects of the Merger

        The Merger has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted to their respective fair values. This resulted in an increased value assigned to identified intangible assets relating to customer relationships, trademarks and tradenames, certain adjustments to pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments, an increase in deferred income tax liabilities and the impact of the new debt and equity structure. These purchase accounting adjustments are preliminary.

        The recognition of the fair value of assets acquired has resulted in higher net non-cash depreciation and amortization expense. The new debt incurred in connection with the Merger will result in a significant increase in interest expense. See Note 7 in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for more information regarding these debt obligations.

Business Segments

        We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical devices, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

Constant Currency Analysis

        We maintain operations primarily in North America and in Europe. Approximately 44% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide "constant currency" assessments in the following discussion and analysis to remove the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance.

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

        Although a majority of our debt is denominated in U.S. dollars, subsequent to the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company's U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company's U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. During the three and nine months ended September 30, 2007, we recorded net unrealized exchange losses of ($42.9) million and ($39.8) million, respectively, primarily due to the strengthening of the Euro against the U.S. dollar during such time periods.

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

Results of Operations

Net Sales

        The following table presents net sales and changes in net sales by reportable segment for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
North American Lab	$499.9	1.5%	$492.5	$1,503.6	1.3%	$1,485.0
European Lab	326.0	20.5%	270.6	956.4	16.5%	821.1
Science Education	68.6	25.9%	54.5	133.8	9.4%	122.3

Total	$894.5	9.4%	$817.6	$2,593.8	6.8%	$2,428.4

        Net sales for the three and nine months ended September 30, 2007 increased $76.9 million and $165.4 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased net sales by $41.8 million and $99.8 million for the three and nine months ended September 30, 2007, respectively. Net sales increased by $35.1 million or 4.3% and $65.6 million or 2.7% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations.

        Net sales in our North American Lab segment for the three and nine months ended September 30, 2007 increased $7.4 million and $18.6 million, respectively, over the comparable periods of 2006. Foreign currency increased net sales by $3.4 million and $3.8 million for the three and nine months ended September 30, 2007, respectively. Net sales increased by $4.0 million or 0.8% and $14.8 million or 1.0% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. Revenue growth in our North American Lab segment reflects the impact of favorable pricing. However, product sales were negatively affected due to lower demand for production supplies as a result of certain customer facility closures and cost reduction actions in some of our large accounts.

        Net sales in our European Lab segment for the three and nine months ended September 30, 2007 increased $55.4 million and $135.3 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased net sales by $38.4 million and $96.0 million for the three and nine months ended September 30, 2007, respectively. Net sales increased by $17.0 million or 6.3% and $39.3 million or 4.8% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. Our favorable revenue trends in our European Lab segment reflect favorable pricing, increases in product demand across virtually all product lines and geographies and improved recovery in freight costs.

        Net sales in our Science Education segment for the three and nine months ended September 30, 2007 increased $14.1 million and $11.5 million, respectively, over the comparable periods of 2006. These increases were primarily a result of strong performance in our publisher business, as compared to the 2006 periods. The Science Education segment's publisher business tends to follow a five to six year business cycle based on certain large states' adoption rates for new text books. We believe that 2007 represents the height of the current business cycle.

Gross Profit

        The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross profit	$252.9	$223.6	$722.1	$657.1
Percentage of net sales (gross margin)	28.3%	27.3%	27.8%	27.1%

        Gross profit for the three and nine months ended September 30, 2007 increased $29.3 million and $65.0 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased gross profit by $12.3 million and $30.2 million for the three and nine months ended September 30, 2007, respectively. Gross profit increased $17.0 million or 7.6% and $34.8 million or 5.3% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. The increase in gross profit in our North American Lab segment is primarily a result of favorable pricing and improved product mix. The increase in gross profit in our European Lab segment is primarily a result of favorable pricing, improved product mix, as well as improvement in recovery of freight costs.

Selling, General, and Administrative Expenses

        The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general and administrative expenses	$199.4	$168.9	$570.9	$511.8
Percentage of net sales	22.3%	20.7%	22.0%	21.1%

        SG&A expenses for the three and nine months ended September 30, 2007 increased $30.5 million and $59.1 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased SG&A expenses by $10.1 million and $25.2 million for the three and nine months ended September 30, 2007, respectively. The increases in SG&A expenses are primarily a result of incremental depreciation and amortization expense associated with the Merger of $16.0 million and $16.2 million during the three and nine months ended September 30, 2007, respectively. Excluding the effects of foreign currency, the acquisitions of KMF and B&B and the incremental increase in depreciation and amortization expense associated with the Merger, SG&A expenses increased $4.4 million or 2.6% and $17.7 million or 3.5% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to comparable operations. Inflation and increased costs related to our global sourcing/category management initiatives and on-going expansion in Asia Pacific contributed to the increases in SG&A expenses. In addition, the Company has incurred costs in the expanded and on-going training of its general and specialist sales force. Also, the increase in SG&A expenses during the nine month period is attributable to $6.5 million of compensation expense recorded in the second quarter of 2007 related to the acceleration of unvested options and restricted stock units due to the Merger. Partially offsetting these increases are cost savings derived from improved efficiencies in our service and distribution centers, particularly in our North American Lab segment.

Merger Expenses

        Predecessor expenses associated with the Merger amounted to $36.8 million for the nine months ended September 30, 2007. These expenses consist of investment banking, legal, accounting and other advisory fees. There were no merger expenses incurred during the three months ended September 30, 2007 nor during any period in 2006.

Operating Income

        The following table presents operating income and operating income as a percentage of net sales by reportable segment for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Net Sales	2006	% of Net Sales	2007	% of Net Sales	2006	% of Net Sales
North American Lab	$23.5	4.7%	$27.8	5.6%	$38.4	2.6%	$84.4	5.7%
European Lab	16.4	5.0%	14.6	5.4%	58.1	6.1%	43.3	5.3%
Science Education	13.6	19.8%	12.3	22.6%	17.9	13.4%	18.6	15.2%

Total	$53.5	6.0%	$54.7	6.7%	$114.4	4.4%	$146.3	6.0%

        Operating income decreased $1.2 million and $31.9 million for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased operating income by $2.2 million and $5.0 million for the three and nine months ended September 30, 2007. Operating income was adversely impacted in 2007 by Merger expenses of $36.8 million for the nine months ended September 30, 2007 and by incremental depreciation and amortization expense associated with the Merger of $16.0 million and $16.2 million during the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2006, the Company recorded a $1.0 million restructuring credit. Operating income increased $12.6 million or 23.0% and $17.1 million or 11.8% for the three and nine months ended September 30, 2007, respectively, over the comparable periods of 2006, related to ongoing comparable operations. The increase for the three months ended September 30, 2007 was primarily the result of a gross profit increase of $17.0 million, offset by an SG&A expense increase of $4.4 million. The increase for the nine months ended September 30, 2007 was primarily the result of a gross profit increase of $34.8 million, partially offset by an SG&A expense increase of $17.7 million.

        Operating income in our North American Lab segment for the three and nine months ended September 30, 2007 decreased $4.3 million and $46.0 million, respectively, over the comparable periods of 2006. Foreign currency increased operating income by $0.3 million and $0.2 million for the three and nine months ended September 30, 2007, respectively. Operating income was adversely impacted in 2007 by Merger expenses of $36.8 million for the nine months ended September 30, 2007 and by incremental depreciation and amortization expense associated with the Merger of $8.0 million and $8.1 million during the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2006, the Company recorded a $1.0 million restructuring credit. Operating income increased $3.5 million or 12.6% for the three months ended September 30, 2007 and decreased

$0.4 million or 0.5% during the nine months ended September 30, 2007, from the comparable periods of 2006, related to ongoing comparable operations. The increase for the three months ended September 30, 2007 was primarily the result of a gross profit increase of $2.9 million and an SG&A expense decrease of $0.6 million. The decrease for the nine months ended September 30, 2007 was primarily the result of an SG&A expense increase of $8.2 million, offset by a gross profit increase of $7.8 million.

        Operating income in our European Lab segment for the three and nine months ended September 30, 2007 increased $1.8 million and $14.8 million, respectively, over the comparable periods of 2006. Foreign currency and the acquisition of KMF in April 2007 and B&B in July 2007 increased operating income by $1.9 million and $4.8 million for the three and nine months ended September 30, 2007, respectively. Operating income was adversely impacted in 2007 by incremental depreciation and amortization expense associated with the Merger of $6.0 million and $8.0 million during the three and nine months ended September 30, 2007, respectively. Operating income increased $5.9 million or 40.4% and $18.0 million or 41.6% for the three and nine months ended September 30, 2007, from the comparable period in 2006, related to ongoing operations. The increase for the three months ended September 30, 2007 was primarily the result of a gross profit increase of $8.4 million, partially offset by an SG&A expense increase of $2.5 million. The increase for the nine months ended September 30, 2007 was primarily the result of a gross profit increase of $23.0 million, partially offset by an SG&A expense increase of $5.0 million.

        Operating income in our Science Education segment increased $1.3 million for the three months ended September 30, 2007, and decreased $0.7 million for the nine months ended September 30, 2007, from the comparable periods of 2006. The increase for the three months ended September 30, 2007 was the result of a gross profit increase of $5.7 million, partially offset by an SG&A expense increase of $2.5 million. The decrease for the nine months ended September 30, 2007 was the result of an SG&A expense increase of $4.5 million, partially offset by a gross profit increase of $4.0 million.

Interest Expense, Net of Interest Income

        Interest expense, net of interest income, for the three and nine months ended September 30, 2007 increased to $60.4 million and $163.5 million, respectively, from $27.9 million and $82.0 million for the comparable periods of 2006. The increase is due to (1) the write-off of unamortized deferred financing costs of $27.8 million related to the debt obligations of the Company that were refinanced in connection with the Merger, (2) a commitment fee for the bridge loan of $3.4 million, (3) interest on the new debt issued in connection with the Merger of $62.3 million, (4) interest on the Predecessor Senior Floating Rate Notes issued in December 2006 of $17.1 million, and (5) higher variable interest rates on the Predecessor Senior Secured Credit Facility in 2007, partially offset by decreased amounts outstanding under the Predecessor Senior Secured Credit Facility due to prepayments made in 2007.

Other Income (Expense), Net

        Other income (expense), net was ($42.9) million for the three months ended September 30, 2007 compared to $0.1 million for the comparable period of 2006. Other income (expense), net was ($39.4) million for the nine months ended September 30, 2007 compared to ($0.3) million for the comparable period of 2006. Other expense, net for the three and nine months ended September 30, 2007 primarily relates to net unrealized exchange losses of ($42.9) million and ($39.8) million, respectively. Other expense, net for the nine months ended September 30, 2006 includes net exchange losses of $0.7 million. Due to the significant amount of foreign-denominated debt outstanding that is recorded on the Company's U.S. dollar-denominated balance sheet as of September 30, 2007, our other income (expense), net may continue to experience significant fluctuations.

Income Taxes

        During the three and nine months ended September 30, 2007, we recognized an income tax benefit of $50.0 million and $60.2 million, on losses of $49.8 million and $88.5 million, respectively. During the three and nine months ended September 30, 2006, we recognized an income tax provision of $11.3 million and $24.0 million, on earnings of $26.9 million and $64.0 million, respectively. The benefits recognized in the 2007 periods are primarily a result of a net income tax benefit of $35.2 million related to a change in tax rates used to provide deferred taxes on European intangible assets, as a result of a reduction in the German income tax rate. The Company recognized the impact of these future rate changes, consistent with the date of enactment of the legislation. Partially offsetting the tax benefit of tax rate changes, the Company, during the third quarter of 2007, recorded a valuation allowance of $3.1 million on foreign tax credits that will be generated as the result of a $10.3 million partial payment of accrued yield on certain intercompany debt with one of its European subsidiaries paid in the fourth quarter of 2007. The payment will be treated as a taxable dividend for U.S. income tax purposes.

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

        As a result of the Merger, our debt obligations have increased significantly. Based on the terms and conditions of these debt obligations, and of our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our $250.0 million multi-currency revolving loan facility, which is a component of our Senior Secured Credit Facility, and our ability to make certain non-cash PIK Interest payments under each of our Senior Notes and Senior Subordinated Notes if necessary, will be adequate to permit us to meet our current and expected operating, capital investment and debt service obligations, although no assurance can be given in this regard.

        Working capital, excluding cash and cash equivalents, compensating cash balance and the current portion of debt and capital lease obligations; was $256.8 million and $212.3 million at September 30, 2007 and December 31, 2006, respectively. Trade receivables, inventories and accounts payable, three important elements of working capital, are discussed below.

        Trade Accounts Receivable.    Days sales outstanding in accounts receivable were 52.7 days and 50.2 days for the quarterly periods ended September 30, 2007 and December 31, 2006, respectively. The increase in days sales outstanding reflects a seasonal build up of accounts receivable during the third quarter, which are collected during the fourth quarter.

        Inventories.    Days supply of inventory were 42.2 days and 39.8 days for the quarterly periods ended September 30, 2007 and December 31, 2006, respectively. This increase primarily reflects the seasonal increase in inventory by our Science Education segment in preparation for the seasonal sales associated with the third and fourth quarter.

        Accounts Payable.    Days payables outstanding were 55.2 days and 58.1 days for the quarterly periods ended September 30, 2007 and December 31, 2006, respectively. Trade accounts payable are primarily with suppliers whose products we distribute. Days payables outstanding are generally higher in Europe due to the extended payment practices in certain countries in which we operate. Depending on the timing of payments and inventory purchases, trade accounts payable can vary each quarter and from year to year.

Historical Cash Flows

        The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months Ended September 30,
	2007	2006
Cash flow from operations, excluding working capital	$40.6	$105.0
Cash flow from working capital changes, net	15.5	30.2

Cash flow from operations	$56.1	$135.2

        Cash flow from operations declined $79.1 million during the nine months ended September 30, 2007 from the comparable period of 2006. The primary reason for the decline is lower earnings due to charges from the Merger as well as higher cash paid for interest of $33.6 million due to interest payments on the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, on the Predecessor Senior Floating Rate Notes that were issued in December 2006 and a bridge loan commitment fee incurred in connection with the Merger, partially offset by lower interest due to decreased amounts outstanding under the Predecessor Senior Secured Credit Facility due to ongoing principal prepayments. Further, we generated less cash from working capital during the 2007 period in comparison to 2006 as we significantly reduced inventories in the 2006 period as a result of a focused inventory reduction program.

        Net cash used in investing activities was $3,866.4 million for the nine months ended September 30, 2007 compared to $10.7 million for the comparable period of 2006. This increase is primarily the result of the Merger and the KMF and B&B acquisitions.

        Net cash provided by financing activities was $3,846.6 million for the nine months ended September 30, 2007 primarily as a result of the Merger and the new capital structure. Net cash used in financing activities was $147.8 million for the nine months ended September 30, 2006 primarily as a result of net debt payments of $105.9 million and net change in bank overdrafts and compensating cash balances of $44.7 million.

        As of September 30, 2007, we had outstanding indebtedness of $2,736.0 million, which consists primarily of $675.0 million of Senior Notes, $531.1 million of Senior Subordinated Notes, $615.0 million U.S. dollar-denominated term loans, and $853.1 million Euro-denominated term loans.

        As of September 30, 2007, we had $10.1 million of outstanding but undrawn letters of credit and our remaining borrowing availability under the $250.0 million multi-currency revolving loan facility forming part of the Senior Secured Credit Facility was $239.9 million. Undrawn amounts under the multi-currency revolving loan facility will be available to meet future working capital and our business needs. Any potential borrowings under the multi-currency revolving loan facility bear interest at variable rates, interest expense for any such borrowings would fluctuate as well.

        Based upon current operating levels and expectations as to future growth, we believe that cash on hand, cash generated from operations and amounts available under our $250.0 million multi-currency revolving loan facility will be adequate to permit us to meet our debt service obligations, capital expenditure requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of September 30, 2007, we had $43.4 million of cash and cash equivalents on hand and our compensating cash balance totaled $53.8 million.

Schedule of Contractual Obligations

        The following table details the payment schedule for debt, capital leases and operating leases as of September 30, 2007 (dollars in millions):

	< 1 year	1–3 years	4–5 years	> 5 years	Total
Senior Secured Credit Facility	$—	$33.0	$29.4	$1,405.7	$1,468.1
10.25%/11.25% Unsecured Senior Notes due 2015	—	—	—	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	—	—	—	531.1	531.1
8% Unsecured Senior Subordinated Notes due 2014	—	—	—	1.0	1.0
Interest	245.1	708.3	467.3	484.0	1,904.7
Other debt	55.3	—	—	—	55.3
Capital leases	1.0	1.5	1.4	1.6	5.5
Operating leases	27.9	41.0	25.4	31.7	126.0

Total	$329.3	$783.8	$523.5	$3,130.1	$4,766.7

        For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility were assumed unchanged from September 30, 2007 and we assumed cash interest will be paid on the Senior Notes and Senior Subordinated Notes until maturity.

        The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) due to the uncertainty of the amount and period of payment. The Company had uncertain tax liabilities of $11.2 million at September 30, 2007. See Note 5(a) in Item 1 in Part I of this Form 10-Q for more information.

        In connection with the Merger, the Board of Directors of the Company approved new employment agreements for certain members of our senior management. These agreements include certain non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive is terminated without "Cause" or resigns for "Good Reason" (as such terms are defined in the respective employment agreements) the executive is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $12.7 million as of September 30, 2007.

Indebtedness

        In connection with the Merger, substantially all of the outstanding indebtedness prior to the Merger was redeemed, including the Predecessor Senior Notes, Predecessor Senior Subordinated Notes, Predecessor Senior Discount Notes, Predecessor Senior Floating Rate Notes, indebtedness under the Company's Predecessor Senior Secured Credit Facility and certain other of our indebtedness. Refer to Note 12 in the Form 10-K for further information regarding terms and conditions of each indebtedness. Refer to Note 7(d) in Item 1 in Part I of this Form 10-Q for more information on the Predecessor debt. These debt obligations were refinanced primarily with the debt obligations described below.

        Senior Secured Credit Facility.    The Senior Secured Credit Facility provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($853.1 million on a U.S. dollar equivalent basis as of

September 30, 2007), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 million, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits).

        Borrowings under the Senior Secured Credit Facility are a key source of our liquidity. The Company's ability to borrow under the Senior Secured Credit Facility is dependent upon, among other things, the Company's compliance with covenants that limit the ability of the Company and its restricted subsidiaries to incur or create certain additional indebtedness, issue certain types of common and preferred stock, create liens on assets of the Company and its restricted subsidiaries, make certain restricted payments, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, enter into certain types of restrictive agreements, materially change the lines of business of the Company and its restricted subsidiaries taken as a whole, modify securities junior to the Senior Secured Credit Facility in any manner materially adverse to the interests of the lenders and make a change to our fiscal year.

        The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments.

        On June 20, 2007, Merger Sub entered into two interest rate swaps that became effective on June 29, 2007, and the obligations thereunder were assumed by the Company following the Merger. The interest rate swaps mature on December 31, 2012 with notional principal amounts of $425.0 million (the "U.S. Dollar Swap") and €300.0 million ($426.6 million on a U.S. dollar equivalent basis as of September 30, 2007) (the "Euro Swap"), respectively. Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and is set at $160.0 million for the period from December 30, 2011 through December 30, 2012, in which the Company will receive interest at a variable rate equal to three-month U.S. Libor and pay interest at a fixed rate of 5.45%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and is set at €110.0 million for the period from December 30, 2011 through December 30, 2012, during which the Company will receive interest at a variable rate equal to three-month Euribor and pay interest at a fixed rate of 4.68%.

        The aforementioned interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income. The interest rate swaps result in a fixed rate of interest for approximately 69% of US dollar-denominated borrowings and 50% of Euro-denominated borrowings under the Senior Secured Credit Facility as of September 30, 2007. Accordingly, approximately 31% and 50% of our US dollar-denominated borrowings and Euro-denominated borrowings, respectively, under the Senior Secured Credit Facility will be subject to interest at variable rates.

        Senior Notes and Senior Subordinated Notes.    The Senior Notes will mature on July 15, 2015 in aggregate principal amount of $675.0 million. The Senior Subordinated Notes will mature on June 30, 2017 and consist of a tranche denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($177.7 million on a U.S. dollar equivalent basis as of September 30, 2007) and a tranche denominated in U.S. dollars in an aggregate principal amount currently outstanding of $353.3 million.

        The indentures governing the Senior Notes and the Senior Subordinated Notes contain covenants that, among other things, limit the Company's ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

        Foreign Subsidiaries.    Our foreign subsidiaries operate from time to time with and without formal lines of credit with local banks or with access to liquidity from our global cash pooling arrangement. The borrowings available to and drawn from time to time by our foreign subsidiaries from local banks are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under the global cash pooling arrangement are limited in aggregate by the amount of compensating cash balances supporting the global pooling arrangement.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, stock options and product liability. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for a description of the Company's critical accounting policies. Except as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2007.

        As a result of the Merger, the Company also considers accounting for business combinations to be an additional critical accounting policy.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk.

        As a result of the Merger and related increase in the Company's debt obligations, we will incur significant increases in our interest costs. Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps. An instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, decrease net income by approximately $3.7 million.

  Foreign Currency Exchange Rate Risk.

        While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. During the nine months ended September 30, 2007, approximately 44% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 100 basis point (or 1.00%) change in foreign currency exchange rates would not have a material impact on our operating income.

        Effective with the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company's U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company's U.S. dollar-denominated balance sheet is recorded as on unrealized exchange gain or loss each period. As a result, our foreign-denominated debt obligations are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. During the three and nine months ended September 30, 2007, we recorded net unrealized exchange losses of ($42.9) million and ($39.8) million, respectively, primarily due to the strengthening of the Euro against the U.S. dollar during such time periods. A 100 basis point (or 1.00%) change in foreign currency exchange rates associated primarily with €725.0 million foreign-denominated debt outstanding as of September 30, 2007 would have impacted our unrealized exchange loss by approximately $8.5 million.

Item 4—Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2007, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

        For information regarding legal proceedings, see Note 10 in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A—Risk Factors

        As a result of the Merger that was consummated on June 29, 2007 and the related transactions that also were consummated on that date to finance the Merger, our ownership changed and we incurred a substantial amount of additional indebtedness. See Note 1(a) and Note 7 in "Item 1—Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of the Merger and indebtedness that we incurred in connection with the financing of the Merger, respectively. Accordingly, in "Item 1A—Risk Factors" of our Second Quarter 2007 Form 10-Q, we provided risk factors that update the risk factors regarding our capital structure and ownership from "Item 1A—Risk Factors" in the Form 10-K. Provided below is an update to the risk factor regarding the currency risks relating to our international operations and foreign-denominated debt. There are no other material changes to the risk factors set forth in the Form 10-K or the Second Quarter 2007 Form 10-Q.

Risks Related to Our Capital Structure

We are subject to currency risks with respect to our international operations and our outstanding debt.

        While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2006 and 2005, approximately 42% and 41% of our net sales, respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

        Although a majority of our outstanding debt is denominated in U.S. dollars, as of September 30, 2007, we had outstanding approximately €725.0 million ($1,030.8 million on a U.S. dollar equivalent basis) of foreign currency-denominated debt, which constitutes 38% of our total outstanding debt. As a result, our operating results are exposed to foreign currency translation risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which could require us to record unrealized exchange losses.

Item 6—Exhibits

Exhibit Number		Description of Documents	Method of Filing
5.1		Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 5.1 to Form 8-K, filed on July 6, 2007
5.2	(a)	Bylaws of VWR Funding, Inc.	Previously filed as Exhibit 5.2 to Form 8-K, filed on July 6, 2007
5.2	(b)	Amendment to Bylaws	Filed herewith.
10.1		Amended and Restated Management Services Agreement, dated as of August 20, 2007, by and among VWR Funding, Inc., Madison Dearborn Partners V-B, L.P. and Avista Capital Holdings, L.P.	Filed herewith.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1		Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.
32.2		Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.
By:	/s/ GREGORY L. COWAN
Name: Gregory L. Cowan Title: Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

November 13, 2007