Form 10-K
period 2007-12-31
VWR Funding, Inc.
filed 2008-03-12
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2007, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at March 11, 2008 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

On June 29, 2007, CDRV Investors, Inc. (“CDRV”) completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated May 2, 2007, by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), and Varietal Distribution Merger Sub, Inc., a Delaware corporation and indirect subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. As used in this Annual Report on Form 10-K, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the global laboratory supply industry. We provide distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers. Our business is highly diversified across products and services, geographic regions and customer segments.

Products we distribute include chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation. We maintain operations in more than 20 countries and process in excess of 50,000 order lines daily from 21 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools.

The roots of our business date back to 1852. Following a series of business combinations, the Company became part of Univar Corporation. In 1986, the Company became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program, which included internal growth initiatives as well as acquisitions. In 1995, the Company acquired Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of the Company’s then outstanding shares and, in 1999, Merck KGaA took the Company private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the U.S. and European distribution businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global laboratory supply industry.

On April 7, 2004, the Company was acquired from Merck KGaA by CDRV Holdings, Inc. (the “CD&R Acquisition”). CDRV Holdings, Inc. was controlled by Clayton, Dubilier & Rice, Inc., a private equity firm (“CD&R”). The CD&R Acquisition was financed primarily through a $550.0 million equity investment and $1,110.5 million in various debt instruments. In December 2004 and December 2006, the Company issued $481.0 million and $350.0 million, respectively, of debt securities, the net proceeds from which were used to pay cash distributions to the holders of our common stock of $297.9 million and $343.5 million, respectively.

On June 29, 2007, the Company was acquired from CD&R pursuant to the Merger. After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc. (“VWR Investors”), which is a direct, wholly owned subsidiary of Holdings. Holdings is owned by private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”), other co-investors and certain members of our management, who we collectively refer to as the “equity investors.” See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for additional information regarding the equity investors.

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0 million, the issuance of $675.0 million aggregate principal amount of unsecured senior notes due 2015 (“Senior Notes”), the issuance of $353.3 million and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 million and €600.0 million (the “Senior Secured Credit Facility”).

While under the ownership of CD&R, the Company focused on and completed several restructurings to rationalize operating costs and improve our operating, sourcing, sales and marketing and administrative capabilities. Going forward, we do not expect to engage in extensive restructuring activities. Rather, we intend to continue to increase the efficiency of our core businesses, including the transition of certain functions to our Coimbatore, India global shared services center. Also, we intend to focus on expanding our businesses through organic growth initiatives, expanding our global presence in such regions as Asia Pacific, selective acquisitions throughout the world, global sourcing and increased private label sales, as well as other growth activities.

We report our financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”), and Science Education. Asia Pacific operations are included within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. During 2007, we opened our global shared services center in Coimbatore, India. In connection with the opening of our global shared services center, we have transferred several functions from our North American and European operations. The costs of operating our global shared services center have been allocated to our business segments based on relative utilization.

Customers and Markets

Industry trade associations estimate that industry-wide annual revenues of the global laboratory supply industry in which our North American Lab and European Lab segments primarily operate were approximately $27 billion. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified collection of end-users, and we expect that demand may vary by type of end-user.

In relation to our Science Education segment, we estimate that industry-wide annual sales of scientific supplies to primary and secondary schools in North America were in excess of $600 million. Industry sales levels are subject to fluctuations driven by changes in state and local government funding, the timing of state by state new textbook adoption cycles and population changes. Accordingly, our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school purchases of supplies in preparation for the beginning of the new school year.

We maintain a diverse and stable customer base across a diversified array of end users and geographies. Our customers include pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools. We serve our customers globally through our operations in more than 20 countries. We established a presence in Asia Pacific in 2006 and plan to further expand in this region to respond to the needs of our global customers who are expanding operations there.

We seek to be the principal provider of laboratory supplies to our customer base. We are a principal provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 36% of our 2007 net sales, and together with universities and colleges, accounted for approximately 48% of our 2007 net sales. In 2007, our top 20 customers accounted for approximately 21% of our net sales, with no single customer representing more than 3% of our net sales.

We also provide certain services to some of our customers, which are primarily comprised of technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Service revenues represent only a small part of our business.

Products

We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory consumables, production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research laboratories and represented approximately 75% of our net sales in 2007, 2006 and 2005. We also offer durable products, including centrifuges, fume hoods and workstations, ovens, microscopes and cold storage equipment.

The following table summarizes our product lines:

Line	Products

General Laboratory Supplies	Includes disposable laboratory products, including plasticware, glassware, liquid handling products and general supplies. Products are primarily used in research and development and all areas of test and measurement. Examples are bottles, vials, petri dishes, multi-well plates, tubes, beakers, flasks, cylinders, pipettors, pipet tips, shippers, stir bars, timers, slides and various apparatus. Among other uses, general laboratory supplies are used to transport, store, grow, filter and observe cellular and microbiological products.
Chemicals	Includes acids, solvents, salts, bases, solutions, buffers, standards, dyes, stains, organics and inorganics that are used in customer research and development, analytical testing and pharma production applications.
Equipment/Instrumentation/Furniture	Includes all storage and testing “capital goods purchased” products used in research and development and testing. Equipment includes electrically powered products such as freezers, refrigerators, incubators, ovens, hot plates, stirrers, shakers, pumps, water systems, circulators, chillers, heat blocks and autoclaves. Instruments include electrically powered test and measurement devices such as balances, pH meters, centrifuges, spectrophotometers, readers, titrators, refractometers and microscopes. Furniture includes cabinets, work stations, shelves, sinks, eye-wash stations and chairs.
Production Supplies and Safety	Includes disposable products that are used to protect products from being contaminated by employees in “cleanroom” operations and to protect employees’ health from the products that they use in laboratory research, testing and production operations. Production supplies and safety products include disposable apparel, gloves, face masks, eye protection, environmental monitoring and detecting products, ergonomic products, wipers, disinfectants and cleaners.
Life Science Supplies	Includes consumable biologicals such as microbiology media, molecular biology reagents, cell culture media, cell culture serum, electrophoresis reagents, PCR reagents, restriction enzymes and antibodies. All products classified as life science supplies are used by customers in biological research and development, QA/QC testing and biopharma production applications. Life sciences supplies are used to grow, stop the growth, preserve and separate cellular, molecular and microbiological items of interest.
Science Education	Includes educational supplies, products, specimens, specialized science kits and support products.
Other	Includes third party procurement and distribution of non-core products and technical and site services.

We distribute products sourced from a wide array of manufacturers and are a primary distributor for a variety of major manufacturers. We offer customers a large selection of products designed to meet their individual needs from a combination of premium, “value-for-money” and lower-cost products.

Services

We offer a variety of services to customers ranging from single-site laboratories and/or production facilities to large multinational corporations with multiple locations. These services cover a broad range of customer needs and include:

•	Technical Services — Validation and calibration services for various pieces of laboratory equipment and instrumentation;

•	Laboratory Design and Installation — Design, supply and installation of laboratory fixtures and furniture (cabinetry, workstations, fume hoods) for new lab construction and renovations; and

•	Site Services — Provision of various on-site services including storeroom management, product delivery, usage tracking, order replenishment and billing through use of our on-site personnel, storeroom management systems, hazardous materials tracking and third party procurement services.

While we believe the provision of services is an important element of our value proposition to our customers, net sales and operating income derived from such services are not material.

Distribution Network

Our distribution network consists of 21 strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. Customer contact centers have responsibility for order entry and customer service.

The distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. We also contract with Merck KGaA and other third parties to ship products directly to our customers based on our instructions.

The table below lists our 21 strategically located distribution centers:

North America	Europe & Asia Pacific

Batavia, Illinois	Briare, France
Bridgeport, New Jersey	Bruchsal, Germany
Brisbane, California	Darmstadt, Germany
Buffalo, New York	Dublin, Ireland
Denver, Colorado	Haasrode, Belgium
Manati, Puerto Rico	Karlskoga, Sweden
Mexico City, Mexico	Lutterworth, United Kingdom
Mississauga, Ontario, Canada	Milan, Italy
Rochester, New York	Mollet del Valles, Spain
St. Catherines, Ontario, Canada	Singapore
Suwanee, Georgia

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

Our regional service centers are adjacent to selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service. We also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly.

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

We ship products primarily through third party carriers, such as UPS, DHL and FedEx in North America and other third party carriers worldwide.

Sales and Marketing

We market to customers through our global sales force, our websites, and our library of catalogs. We have a global sales, sales support, customer service, marketing and category management workforce. Supporting the field sales organization are specialist groups for e-business integrations, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.

The Internet has become an increasingly important tool for us. During 2007, a significant component of our net sales were derived from e-business sales and marketing channels. Our website features a fully indexed and searchable catalog covering our entire product line, is available in several languages and has been custom-designed for many of the countries in which we do business. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in a variety of different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.

In addition to our websites, we have, as part of our integrated business services capability, e-business capability that covers order creation, authorization, status, billing and reporting. These capabilities provide direct data transfer to customers’ systems and integration with third party marketplaces used by some of our customers.

We also provide printed catalogs and other printed materials. Our general catalogs are printed in several languages. The general catalogs are supplemented by specialty catalogs for specific product lines.

Suppliers

We distribute products from a wide range of manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers.

We are also a key distributor of Merck KGaA’s chemical products in the laboratory field in many Western European countries. Merck KGaA supplied products accounted for approximately 13% of our net sales in 2007. This represented approximately 7% and 25% of our North American Lab and European Lab net sales, respectively. Our distribution arrangements with Merck KGaA were originally entered into at the time of the CD&R Acquisition in April 2004 and are summarized below.

Merck KGaA European Distribution Agreement.  In connection with the CD&R Acquisition, the Company entered into a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The initial term of the agreement is five years, and we may unilaterally extend the agreement for a second five-year term if we satisfy certain conditions, including annual purchase targets. Merck KGaA has the right to terminate the distribution agreement if certain events occur. To date, we have exceeded the annual purchase targets under the agreement, and have informed Merck KGaA that we wish to extend the agreement effective April 2009 for a second five-year term. Merck KGaA has acknowledged receipt of our extension notice and has accepted the contract extension subject to us continuing to fulfill our contractual obligations in the last year of the first five-year term, which commences April 2008.

During 2005, the German Federal Cartel Office initiated an investigation with regard to the distribution agreement. See “Item 3 — Legal Proceedings” in this Annual Report on Form 10-K for additional information regarding the investigation.

Other Merck KGaA Distribution Agreements.  In connection with the CD&R Acquisition, the Company also entered into five-year distribution agreements with Merck KGaA, ending April 2009, to distribute certain chemical products in North America and certain Bioscience products in Europe and North America. The North America chemical distribution agreement automatically extends for a second five-year term unless either party submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the North America chemical distribution agreement if certain events occur.

In addition, the Company entered into a supply agreement with Merck KGaA, pursuant to which it agreed to continue to manufacture certain of our private label products for an initial period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. During 2005, this agreement was extended through December 31, 2007. Effective January 1, 2008, we entered into a new supply agreement with Merck KGaA that relates to only a small portion of the products covered by previous supply agreements. We do not expect to rely on Merck KGaA in future periods for a significant amount of our private label product needs.

Specialized Facilities

We have specialized facilities in Briare, France; Haasrode, Belgium; Buffalo, New York and Rochester, New York. The Briare site repackages chemicals and also mixes certain of our branded chemicals for our European Lab segment. The Haasrode site repackages and mixes certain of our branded chemicals for our European Lab segment. Our facility in Buffalo, New York assembles specialized kits for our Science Education segment. The Rochester site is involved in the manufacture of educational and natural science products for our Science Education segment. Products from these specialized activities accounted for approximately 3% of our net sales in 2007.

Information Services

The Company depends on Merck KGaA to host certain enterprise systems, fulfill hardware support requirements and conduct related information technology functions, including the operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. During 2007, we entered into a new information services master agreement with Merck KGaA with respect to these information services. The new agreement has a six-year term that commenced January 1, 2007, although individual services may be terminated during the term following a notice period. Merck KGaA may terminate the information services master agreement if certain events occur. See “Item 1A — Risk Factors” in this Annual Report on Form 10-K for additional information regarding our relationships with Merck KGaA.

Trademarks and Trade Names

We have more than 50 different registered and unregistered trademarks and service marks for our products and services. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

We own substantially all of our marks, however, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

Our business is not dependent to a material degree on patents, copyrights or trade secrets although we consider our catalogs, websites and proprietary software integral to our operations. Although we believe we have adequate policies and procedures in place to protect our intellectual property, we have not sought patent protection for our processes nor have we registered the copyrights in any of our catalogs, websites or proprietary software. Other than licenses to commercially available third party software, we have no licenses to intellectual property that are significant to our business.

Competition

We operate in a highly competitive environment. We compete in the laboratory supplies business primarily with two other major distributors, Thermo Fisher Scientific Inc. and Sigma Aldrich Corporation. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers.

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

Government Regulation

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “— Environmental, Health and Safety Matters.”

Employees

As of December 31, 2007, we had approximately 6,650 employees, including approximately 3,600 employees in North America, approximately 2,900 employees in Europe and approximately 150 employees in Asia Pacific. As of December 31, 2007, approximately 8% of our employees in North America are represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve, and have involved, the handling, transport and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods. We currently do not maintain third-party insurance for most of any current or future environmental liabilities.

Available Information

We file or furnish annual and quarterly reports and other information with or to the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

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

Risks Related to Our Capital Structure

Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt or contractual obligations.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2007, we had an aggregate principal amount of debt outstanding of $2,797.4 million. Our high level of debt could have important consequences to us including the following:

•	making it more difficult for us to satisfy our debt or contractual obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the funds available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, future business opportunities and the industry in which we operate;

•	placing us at a competitive disadvantage compared to any of our less leveraged competitors;

•	increasing our vulnerability to a downturn in our business and both general and industry-specific adverse economic conditions; and

•	limiting our ability to obtain additional financing at a favorable cost of borrowing, or if at all, to fund future working capital, capital expenditures, acquisitions or other general corporate requirements.

Despite current indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future, which would intensify our leverage risks.

Although the terms of the indentures governing the Senior Notes and Senior Subordinated Notes and the credit agreement governing the Senior Secured Credit Facility restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. If we and/or our subsidiaries incur additional indebtedness, the risks that they and we now face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, lenders under the Senior Secured Credit Facility and our suppliers may be materially and adversely affected.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers for covenants could result in an acceleration of the due date of our indebtedness.

The credit agreement governing our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:

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

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Secured Credit Facility that was not cured or waived, the lenders under our Senior Secured Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Secured Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Secured Credit Facility and our obligations under the Senior Notes and Senior Subordinated Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Secured Credit Facility, the lenders under our Senior Secured Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Secured Credit Facility.

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

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, acquisitions, investments or alliances. Our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales. Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business.

Our ability to make payments on our debt obligations depends on our ability to receive dividends, payments or other distributions from our subsidiaries.

We are a holding company operating principally through VWR International, LLC (“VWR”) and certain of its subsidiaries. As a result, we are substantially dependent on dividends, payments or other distributions from VWR (and such subsidiaries) to make payments on the Senior Notes, Senior Subordinated Notes and borrowings under the Senior Secured Credit Facility. VWR’s ability to make such dividends, payments or other distributions will depend on its and its subsidiaries’ financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•	operating difficulties;

•	increased operating costs;

•	decreased demand for our products;

•	market cyclicality;

•	product prices;

•	the response of competitors;

•	regulatory developments;

•	failure to successfully integrate acquisitions; and

•	delays in implementing strategic projects.

In addition, the ability of VWR and its subsidiaries to pay such dividends and other distributions also may be restricted by law.

A change in the control of the Company could require us to repay certain of our outstanding indebtedness, and we may be unable to do so.

Upon a change of control, as defined in the indentures governing the Senior Notes and the Senior Subordinated Notes, subject to certain conditions, we will be required to offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase will be our available cash or cash generated from our and our subsidiaries’ operations or other potential sources, including borrowings, sales of assets or sales of equity. We may not have sufficient funds from such sources at the time of any change of control to make required repurchases of notes tendered. In addition, the terms of our Senior Secured Credit Facility limit our ability to repurchase the notes and certain change of control events will constitute an event of default under the indentures. If the holders of the notes exercise their right to require us to repurchase all of the notes upon a change of control, the financial effect of this repurchase could cause a default under our other debt, even if the change of control itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our other debt and the notes or that restrictions in our Senior Secured Credit Facility and the indentures will not allow such repurchases.

Risks Related to Our Business

The interests of our controlling stockholders may conflict with your interests.

Private equity funds managed by Madison Dearborn indirectly own a substantial majority of our common stock through their ownership interests in Holdings. The interests of these funds as equity holders may conflict with your interests. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on our debt obligations. In addition, these funds will have the power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively will control many other major decisions regarding our operations. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. We have not instituted any formal plans to address any conflicts of interests that may arise.

The demand for our products depends on the level of our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, medical device, education, chemical, technology, food processing, consumer products and other industries. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry has and will continue to experience significant changes that could adversely affect our business.

Many of our customers in the healthcare industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental support of healthcare services, lower reimbursements for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of healthcare services or mandated benefits. In response to these and other changes, some of our customers have implemented actions in an effort to control and reduce costs, including:

•	development of large and sophisticated group purchasing organizations;

•	consolidation, especially in the case of pharmaceutical companies;

•	purchasing the products that we supply directly from manufacturers;

•	the closing of domestic facilities and establishment of facilities at low-cost offshore locations; and

•	outsourcing of research, development and production activities, including to low-cost offshore locations.

The impact of past and potential future changes in the healthcare industry and our customers’ reactions to them may result in our healthcare industry customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or move facilities to low-cost offshore locations or outsource certain activities domestically or to low-cost offshore locations. For instance, we intend to continue our expansion into the Asia Pacific region, but there is no assurance that we will be successful in maintaining relationships with our existing customers who have established operations in that region or in developing new customer relationships with the outsourcing organizations in that region.

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

We currently offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Merck KGaA supplied products that accounted for approximately 13% of our net sales in 2007. This represented approximately 7% and 25% of our North American Lab and European Lab net sales, respectively.

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

The loss of one or more of our large suppliers, a material reduction in their supply of products or provision of services to us, extended disruptions or interruptions in their operations or material changes in the terms we obtain from them, could have a material adverse effect on our business, financial condition and results of operations.

The ability of our European Lab segment to manage certain operational functions of its business would be adversely affected if Merck KGaA no longer provided us with certain critical information services.

Our European Lab segment is dependent on Merck KGaA for certain information services pursuant to a information services master agreement with a six year term ending January 1, 2013. These information services affect a significant portion of the European Lab segment’s information technology and operational infrastructure, including the operation and support of the main European enterprise resource planning and business warehouse software and databases. If Merck KGaA were to terminate the agreement prior to the end of its term, or if we are unable to renew the agreement at the end of its term, we would need to find an alternative supplier of, or create our own infrastructure for, these services. While we have already replaced some of the services provided by Merck KGaA under a prior master agreement and continue to review options for the provision of these services, our operations would be disrupted and our costs for these services could increase if we were required to transition to another provider or to create our own infrastructure.

If we do not comply with existing government regulations or if we or our suppliers become subject to more onerous government regulations, we could be adversely affected.

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

If our suppliers become subject to more stringent laws, they may seek to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, and we may not be able to recover all such increased prices from our customers. Accordingly, we cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations applicable to our suppliers.

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

Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods. We currently do not maintain third-party insurance for most of any current or future environmental liabilities.

We are subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and/or our manufactures’ insurers. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Further, insurance for asbestos-related liability is no longer available. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

From time to time, we are named as a defendant in cases that arise as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

If we are unable to hire, train and retain key personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends in large part upon our continuing ability to identify, hire, retain and motivate skilled professionals. We face intense competition for these professionals from our competitors, customers, suppliers and other companies within the industries in which we compete and the geographical regions in which we operate. In addition, as we transfer various functions to our global shared services center in Coimbatore, India, it is possible that certain important skilled professionals from the affected North American and European operations will leave the Company. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals could have a significant adverse impact on our business.

We depend heavily on the services of our senior management. We believe that our future success will depend upon the continued services of our senior management. Our business may be harmed by the loss of one or more members of our senior management. We currently do not maintain key-man life insurance with respect to our executive officers.

We are subject to currency risks with respect to our international operations and our outstanding debt.

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2007 and 2006, approximately 44% and 42% of our net sales, respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.

Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2007, we had outstanding €725.0 million ($1,058.7 million on a U.S. dollar equivalent basis as of December 31, 2007) of foreign currency-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes 38% of our total outstanding debt. As a result, our operating results are exposed to foreign currency translation risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which could require us to record unrealized exchange losses.

The international scope of our operations may adversely affect our business.

We derived approximately 44% of our 2007 net sales from our operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities in Asia Pacific. Accordingly, we face certain risks, including:

•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers;

•	political risks;

•	differing laws or administrative practices;

•	local business practices that are inconsistent with U.S. or local law;

•	disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, certain important administrative functions, including those that have or will be transferred to our global shared services center in Coimbatore, India; and

•	potentially adverse tax consequences of operating in multiple jurisdictions.

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

We serve our customers globally through our operations in more than 20 countries, and we have more than 50 different registered and unregistered trademarks and service marks for our products and services. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts and cost to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We may incur impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.

We are subject to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and other intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2007, goodwill and other intangible assets with indefinite lives represented approximately 50% of our total assets, and the results of our annual test did not identify an impairment. However, if in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our results of operations.

We rely upon third parties to ship products to our customers and interruptions in their operations could harm our business, financial condition and results of operations.

We ship a significant amount of our orders through various independent package delivery providers, and prompt shipment of our products is essential to our business. Strikes or other service interruptions involving our carriers could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by these providers could adversely impact our business, financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.

A significant part of our growth strategy is to engage in acquisitions or business combinations, which will subject us to a variety of risks that could harm our business.

Following the Merger, we intend to continue to review and complete selective acquisition opportunities throughout the world as a significant part of our growth strategy. There can be no assurance that we will be able to complete suitable acquisitions for a variety of reasons, including competition for acquisition targets, the need for regulatory approvals and the inability of the parties to agree to the structure or purchase price of the transaction. In addition, any completed acquisition will subject us to a variety of other risks:

•	we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•	future acquisitions or business combinations might have a material adverse effect on our business relationships with customers or manufacturers, or both, and could lead to a termination of, or otherwise affect our relationships with, such customers or manufacturers;

•	we may assume substantial actual or contingent liabilities;

•	we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own and lease office and warehouse space in North America, Europe and Asia Pacific. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2007, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility

Batavia, Illinois(1)	Owned	300,000 sq. ft.	Distribution
Briare, France(2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey(1)	Owned/Leased	466,776 sq. ft.	Distribution
Brisbane, California(1)	Leased	248,280 sq. ft.	Distribution
Bruchsal, Germany(2)	Owned/Leased	108,339 sq. ft.	Distribution
Buffalo, New York(3)	Owned	127,000 sq. ft.	Distribution/Assembly
Coimbatore, India(1)(2)(3)	Leased	6,238 sq. ft.	Shared Services
Darmstadt, Germany(2)	Leased	45,348 sq. ft.	Offices
Denver, Colorado(1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland(2)	Leased	77,067 sq. ft.	Distribution
Haasrode, Belgium(2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden(2)	Leased	129,167 sq. ft.	Distribution
Lutterworth, United Kingdom(2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico(1)	Owned	100,000 sq. ft.	Distribution
Mexico City, Mexico(1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy(2)	Leased	13,563 sq. ft.	Distribution
Mississauga, Ontario, Canada(1)	Leased	114,000 sq. ft.	Distribution
Mollet del Valles, Spain(2)	Leased	33,480 sq. ft.	Distribution
Rochester, New York(3)	Owned	286,260 sq. ft.	Distribution/Manufacturing
Singapore(1)	Leased	27,034 sq. ft.	Distribution
St. Catharines, Ontario, Canada(3)	Leased	24,318 sq. ft.	Distribution
Suwanee, Georgia(1)	Leased	168,925 sq. ft.	Distribution
West Chester, Pennsylvania(1)(3)	Leased	97,516 sq. ft.	Offices

(1)	— North American Lab; (2) — European Lab; (3) — Science Education

We also lease various regional distribution centers and service facilities in North America and Europe that support our sales and warehouse functions.

ITEM 3.	LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or the manufacturers’ indemnities will be available in all pending or any future cases brought against us. In addition, our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance for some liabilities, including asbestos, is not available, and we may not be able to obtain cost-effective insurance coverage for certain sourcing transactions in Asia Pacific. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material impact on our business, financial condition and results of operations.

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO, which has not yet replied. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Merger, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of December 31, 2007, the unamortized net book value of these intangible assets was $54.1 million.

On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning’s breach of contract claim, but in March 2007, reconsidered its ruling and permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. The Company believes Corning’s claims are without merit and will vigorously defend itself on those claims and pursue its counterclaims.

We are involved in various environmental, contractual and product liability cases, claims, assessments and inquiries, which are considered routine to our business and from time to time the Company is named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at March 11, 2008 was 1,000, all of which was held by VWR Investors.

Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units following the consummation of the Merger. See “-Recent Sales of Unregistered Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 29, 2008, Holdings had 1,411,991.21 preferred units outstanding and 14,065,529.01 common units outstanding, and 255 holders of record of its common units. See

“Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.

Dividends

Our new debt instruments include restrictions on our and Holdings’ ability to pay dividends or distributions on our respective common equity. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K. Holdings currently does not intend to pay distributions on its common units in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

We issued $350.0 million aggregate principal amount of senior floating rate notes in December 2006. The proceeds from this issuance, net of related expenses, were used to pay a $343.5 million distribution to the holders of CDRV common stock. See Note 1 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding this indebtedness.

Recent Sales of Unregistered Securities

Successor Equity Plan

In connection with the funding of the acquisition of the Company pursuant to the Merger, on June 29, 2007, affiliates of Madison Dearborn, certain co-investors and certain members of our management (“Management Investors”) purchased preferred and common units of Holdings for an aggregate of approximately $1,425.0 million in cash or, with respect to the Management Investors, in cash and/or through a roll-over of existing equity value in CDRV. The total equity value in CDRV used for the roll-overs by Management Investors was $35.6 million. The purchase price paid for all of these issuances was $1,000 per preferred unit and $1.00 per common unit.

The purchases by the Management Investors were made pursuant to Holdings’ 2007 Securities Purchase Plan (the “Successor Equity Plan”), which was established to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings.

Following the equity issuances described above, Holdings subsequently issued an aggregate of an additional 877.41 preferred units and 179,336.29 common units in 2007 pursuant to the Successor Equity Plan. The cash purchase price for all of these issuances was $1,000 per preferred unit and $1.00 per common unit. The proceeds of these additional issuances have ultimately been contributed to VWR as additional capital contributions.

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see “Item 13 — “Certain Relationships, Related Transactions and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” for additional information regarding the Successor Equity Plan.

Predecessor Stock Plan

Prior to the consummation of the Merger, the Company offered certain of its directors, executive officers and employees the opportunity to purchase shares of our common stock pursuant to the CDRV Investors, Inc. Stock Incentive Plan (the “Predecessor Stock Plan”).

The Predecessor Stock Plan was terminated upon the consummation of the Merger. The participants in the Predecessor Stock Plan who were not also directors or executive officers were offered financial assistance to help purchase their shares through a loan facility that we arranged with a third party financial institution. The participants in these offerings, other than directors, were granted options to purchase two additional shares (three in the case of certain executive officers) of our common stock for each share they purchased. The options were granted with an exercise price equal to the fair value of a share of our common stock on the grant date, vested in equal annual installments on each of the first five anniversaries of the grant date, and expired ten years from the grant date. The proceeds of the securities sold pursuant to the Predecessor Stock Plan were paid to the Company, who in turn contributed them to VWR International, Inc. (which was converted to a limited liability company at the time of the consummation of the Merger) as an additional investment.

In accordance with the terms of the Predecessor Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. See Note 14 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding issuances made pursuant to the Predecessor Stock Plan.

During the period January 1 — June 29, 2007, we sold 500 shares pursuant to the Predecessor Stock Plan for $98.64 per share. In addition, 1,257 shares were issued to certain directors who are not also employees or associated with CD&R for director compensation.

During 2006, the following number of shares were sold pursuant to the Predecessor Stock Plan at the indicated prices: 19,643 shares for $56.00 per share, 25,070 shares for $75.00 per share and 4,201 shares for $119.00 per share. In addition, 25,660 shares were also issued at $50.52 per share through stock option exercises, and 3,373 shares were issued to certain directors who are not also employees or associated with CD&R for director compensation in 2006.

During 2005, the Company sold a total of 23,407 shares for $56.00 per share pursuant to the Predecessor Stock Plan. In connection with the acquisition of Advanced Instruments Sales & Services, Inc. during 2005, the Company issued 8,929 shares, as consideration (for value of $0.5 million). In addition, we issued 5,625 shares to certain directors who are not also employees or associated with CD&R for director compensation in 2005.

Other

All of the securities issued during 2005 through 2007 by Holdings and the Company pursuant to the transactions described above were deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933 as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2007 and for the period June 30 — December 31, 2007 are derived from the consolidated financial statements of VWR Funding, Inc. subsequent to the Merger. The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2006, 2005, 2004 and for the period January 1 — June 29, 2007 and for each of the periods in the two-year period ended December 31, 2006, and for the period from April 7 — December 31, 2004 are derived from the consolidated financial statements of the Company prior to the Merger. The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” for December 31, 2003, and as of the year ended December 31, 2003 and for the period from January 1 — April 6, 2004 are derived from the consolidated financial statements of the Company’s prior predecessor, VWR International Corporation (and its subsidiaries), prior to the CD&R Acquisition. Each of these consolidated financial statements has been audited by KPMG LLP, an independent registered public accounting firm.

The term “Prior Predecessor” refers to the Company prior to the CD&R Acquisition, and the term “Predecessor” refers to the Company subsequent to the CD&R Acquisition and prior to the Merger. The term “Successor” refers to the Company following the Merger. As a result of the CD&R Acquisition and the Merger, the Successor, Predecessor and Prior Predecessor periods are each presented on a different cost basis and, therefore, are not comparable.

	Successor	Predecessor							Prior Predecessor
	June 30 — December 31,	January 1 — June 29,	Year Ended December 31,				April 7 — December 31,		January 1 — April 6,		Year Ended December 31,
	2007	2007	2006		2005		2004		2004		2003
	(Dollars in millions)
Income Statement Data:
Net sales	$1,822.7	$1,699.3	$3,257.6		$3,138.2		$2,212.2		$793.2		$2,794.2
Cost of goods sold	1,311.3	1,230.1	2,374.3		2,334.5		1,652.7		588.0		2,078.1

Gross profit	511.4	469.2	883.3		803.7		559.5		205.2		716.1
Selling, general and administrative expenses(1)	408.5	371.3	693.3		640.0		455.6		163.7		583.4
Merger expenses	—	36.8	—		—		—		—		—
Restructuring (credits) charges(2)	—	—	(1.0)		20.6		—		—		—

Operating income	102.9	61.1	191.0		143.1		103.9		41.5		132.7
Interest expense, net	(127.4)	(98.5)	(110.4)		(104.0)		(51.9)		(5.6)		(24.4)
Other income (expense), net(3)	(67.2)	3.5	(1.5)		3.8		2.1		(0.1)		3.0

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(91.7)	(33.9)	79.1		42.9		54.1		35.8		111.3
Income tax benefit (provision)	42.7	8.3	(32.7)		(20.9)		(23.0)		(15.1)		(46.2)

(Loss) income before cumulative effect of a change in accounting principle	(49.0)	(25.6)	46.4		22.0		31.1		20.7		65.1
Cumulative effect of a change in accounting principle(4)	—	—	—		(0.5)		—		—		—

Net (loss) income	$(49.0)	$(25.6)	$46.4		$21.5		$31.1		$20.7		$65.1

Other Financial Data:
Depreciation and amortization	$53.2	$19.4	$41.4		$33.9		$25.8		$8.9		$32.9
Capital expenditures	16.3	15.7	23.6		18.4		13.1		3.3		16.6
Gross profit as a percentage of net sales	28.1%	27.6%	27.1%		25.6%		25.3%		25.9%		25.6%
Ratio of earnings to fixed charges(5)	—	—	1.6	x	1.4	x	1.9	x	5.1	x	4.1	x
Balance Sheet Data:
Cash and cash equivalents	$45.0		$139.4		$126.1		$116.9				$28.3
Total assets(6)(7)	5,615.3		2,646.2		2,591.8		2,553.4				1,767.9
Total debt(6)	2,797.4		1,723.7		1,451.8		1,399.1				1,026.0
Total stockholders’ equity(8)	1,407.3		62.9		321.3		338.6				265.4

(1)	Effective January 1, 2006, the Company adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), which requires companies to recognize in the income statement, the grant date fair value of stock options and other forms of equity-based compensation issued to employees. The Company adopted SFAS 123R using the modified prospective transition method. Compensation expense related to stock options of $2.7 million, $9.0 million and $4.6 million is included in selling, general and administrative (“SG&A”) expenses for the periods June 30 — December 31, 2007, January 1 — June 29, 2007 and for the year ended December 31, 2006, respectively.

(2)	During 2006, we reversed $1.0 million of excess restructuring accruals and credited operations primarily as a result of the re-deployment of certain personnel originally included in the 2005 restructuring programs. During 2005, we recorded pre-tax restructuring charges aggregating $20.6 million to rationalize and streamline our operations. These charges included $17.9 million for severance and termination benefits and $2.7 million for facility exit costs.

(3)	Subsequent to the Merger on June 29, 2007, we have significant foreign-denominated debt outstanding recorded on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations recorded on our U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. During the period June 30 — December 31, 2007, we recorded net unrealized exchange losses of ($67.1) million, primarily due to the strengthening of the Euro against the U.S. dollar.

(4)	Effective December 31, 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, An Interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of a liability at fair value and an increase to the carrying value of the related asset for any retirement obligation. As a result of the adoption, we recognized a non-cash charge of $0.5 million, net of applicable income taxes of $0.3 million.

(5)	For purposes of calculating the ratio of earnings to fixed charges, (1) earnings is defined as income before income taxes and cumulative effect of a change in accounting principle and equity method earnings or losses plus fixed charges and distributed earnings of investees, and (2) fixed charges is defined as interest expense (including amortization of debt issuance costs) and one-third of rental expense (which we believe is representative of the interest component of rent expense). Earnings were insufficient to cover fixed charges for the periods June 30 — December 31, 2007 and January 1 — June 29, 2007 by $91.7 million and $33.9 million, respectively.

(6)	The presentation of total assets and total debt as of December 31, 2006 and 2005 has been revised when compared to the amount included in the 2005 and 2006 Annual Report on Form 10-K. We have reassessed our global cash pooling arrangement pursuant to the requirements of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, an Interpretation of APB Opinion No. 10 and FASB Statement No. 105. While our cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we have increased our total assets and total debt balances by $36.1 million and $58.4 million as of December 31, 2006 and 2005, respectively, to account for the global cash pooling arrangement on a gross basis.

(7)	Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 requires us to recognize in our consolidation financial statements, the impact of a tax position if that tax position is more likely than not to be sustained upon examination, based on technical merits. At the date of adoption, we increased deferred tax assets by $1.3 million, decreased goodwill by $1.6 million and decreased our reserves for uncertain tax positions by $0.3 million.

(8)	As of December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. As a result of the adoption, stockholders’ equity decreased by $2.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K may constitute forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:

•	management’s forecasts, plans and strategies;

•	management’s general expectations concerning the global laboratory supply industry;

•	efficiencies and cost savings;

•	income and margins;

•	growth;

•	economies of scale;

•	the economy;

•	future acquisitions and dispositions;

•	litigation;

•	potential and contingent liabilities;

•	taxes; and

•	refinancing of debt.

You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Overview

We generate our net sales primarily through the sale of products, and also through the provision of services, in the global laboratory supply industry. Services comprise a small portion of our revenue. In 2007, we generated approximately 75% of our net sales from the sale of consumable products. We offer exclusive, branded and private label products that we source from a wide range of manufacturers.

Our customer base is highly diversified. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools. Our largest customer accounted for less than 3% of our 2007 net sales.

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Asia Pacific operations are included within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of laboratory supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools.

The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations in 2007 and will continue to have a significant impact in the future. Specifically, as a result of accounting for the Merger using the purchase method of accounting, our assets and liabilities were adjusted to their respective fair values, and so we will record significantly higher non-cash depreciation and amortization expense subsequent to the Merger. In addition, immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and our interest expense has increased significantly, which may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities and may make us more vulnerable to a downturn in our business, industry or the economy in general.

While under the ownership of CD&R, the Company focused on and completed several restructurings to rationalize operating costs and improve our operating, sourcing, sales and marketing and administrative capabilities. Going forward, we do not expect to engage in extensive restructuring activities. Rather, we intend to continue to increase the efficiency of our core businesses, including the transition of certain functions to our Coimbatore, India global shared services center. Also, we intend to focus on expanding our businesses through organic growth initiatives, expanding our global presence in such regions as Asia Pacific, selective acquisitions throughout the world, global sourcing and increased private label sales, as well as other growth activities.

Strategy

Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:

Increase Productivity and Profitability.  Continuous improvement in our customer service and support and supplier integration capabilities remains a cornerstone of our strategy. We will continue to leverage our new global shared services center in India to not only provide cost-effective business support but enhanced service capabilities as well. Ongoing standardization of processes and systems, within our customer service network, will bring enhanced service to our customer and supplier base.

Expand Global Presence.  We will continue to seek opportunities to expand our export business as well as our global presence through select acquisitions and expansion of existing operations.

Targeted Acquisitions and Efficient Integration.  An important part of our strategy is to accelerate the Company’s growth through selective acquisitions in various locations throughout the world. Selective acquisitions present an opportunity to leverage our existing infrastructure and to establish in-country operations in new geographic areas.

Improve Sourcing Strategy.  By utilizing our global scale, strong relationships with our multinational customers and suppliers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing is a key element of this strategy.

Increase Sales of Private Label Products.  Due to increasing demand by our customers for a broad product offering, we will direct our sales and marketing efforts towards a balance between exclusive, branded and private label product offerings.

Effects of the Merger

The Merger has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted to their respective fair values. This resulted in an increased value assigned to identified intangible assets relating to customer relationships, trademarks and trade names, certain adjustments to pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments, an increase in deferred income tax liabilities and the impact of the new debt and equity structure.

The recognition of the fair value of assets acquired will result in significantly higher non-cash depreciation and amortization expense. For example, our depreciation and amortization expense was $19.4 million during the period January 1 — June 29, 2007 as compared to $53.2 million during the period June 30 — December 31, 2007. In addition, the new debt incurred in connection with the Merger will result in a significant increase in interest expense. For example, our interest expense, exclusive of the amortization and write-off of debt issuance costs and bridge loan fee, was $67.5 million during the period January 1 — June 29, 2007 as compared to $119.2 million during the period June 30 — December 31, 2007.

As of December 31, 2007, we had $2,797.4 million of outstanding indebtedness, including $1,491.2 million of indebtedness under our Senior Secured Credit Facility (excluding unused availability of $240.4 million under our multi-currency revolving loan facility and $9.6 million of outstanding letters of credit), $675.0 million of Senior Notes and $535.8 million of Senior Subordinated Notes. See Note 11 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding these debt obligations.

As a result of the Merger, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Merger. See “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

Historical Indebtedness

In connection with the CD&R Acquisition in April 2004, the Company issued $200.0 million of 6.875% unsecured senior notes due 2012 (the “Predecessor Senior Notes”) and $320.0 million of 8% unsecured senior subordinated notes due 2014 (the “Predecessor Senior Subordinated Notes”) and entered into a senior secured credit facility (the “Predecessor Senior Secured Credit Facility”), which consisted of a $150.0 million multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan. In addition, on December 16, 2004 and December 14, 2006, the Company issued $481.0 million aggregate principal amount at maturity ($299.4 million gross proceeds) of 9.625% senior discount notes due 2015 (the “Predecessor Senior Discount Notes”) and $350.0 million of senior floating rate notes due 2011 (the “Predecessor Senior Floating Rate Notes”), respectively. These debt obligations were refinanced primarily with the debt obligations incurred in connection with the Merger.

Recent Acquisitions

The Company made the following acquisitions during 2007, 2006 and 2005, using cash and cash equivalents on hand:

Product /
Acquisition Date	Entity Name	Service Offering	Location	Business Segment

November 1, 2007	Omnilabo International B.V. (“Omnilabo”)	Laboratory supply	Netherlands	European Lab
July 2, 2007	Bie & Berntsen A-S (“B&B”)	Laboratory supply	Denmark	European Lab
April 1, 2007	KMF Laborchemie Handels GmbH (“KMF”)	Laboratory supply, including chemical and consumable products	Germany	European Lab
October 2, 2006	Sino Chemical Company (Pte.) Limited (“Sino”)	Laboratory supply, including chemicals, equipment and consumables	Singapore	North American Lab
July 1, 2005	Technical Service Lab B.V. (“TSL”)	Technical services on laboratory equipment	Netherlands	European Lab
April 1, 2005	AGB Scientific Ltd. (“AGB”)	Laboratory supply	Ireland	European Lab
April 1, 2005	Advanced Instrument Sales & Services, Inc. (“AI”)	Laboratory supply distribution and services	Puerto Rico	North American Lab

Factors Affecting Our Operating Results

Foreign Currency

We maintain operations primarily in North America and in Europe. In 2007, approximately 44% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

Earnings from our subsidiaries are not generally repatriated to the United States; therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow.

Although the majority of our debt is denominated in U.S. dollars, subsequent to the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. During 2007, we recorded net unrealized exchange losses of $64.0 million, primarily due to the strengthening of the Euro against the U.S. dollar during such time period.

Seasonality and Inflation

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third quarter in comparison to other quarters of the year. For example, in 2007 and 2006, approximately 40% and 35%, respectively, of our Science Education segment’s total net sales were generated in the quarter ending September 30. This stronger quarterly performance is typically due to higher sales and operating income in our Science Education segment, as schools purchase supplies in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends affecting our Science Education segment. For example, the Science Education segment’s publisher business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.

During 2007, 2006 and 2005, inflation has not had a significant impact on our results of operations, as we have been able to pass the majority of these increases through to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases due to inflation or fuel costs.

Stock-based Compensation and Bonuses

Our results of operations for 2007 and 2006 were impacted by an increase in stock-based compensation and bonus expense as compared to prior periods. Such charges totaled $29.2 million during the periods included in the year ended December 31, 2007 and $20.3 million and $3.3 million in 2006 and 2005, respectively. The increase in 2007 is primarily attributable to the acceleration of unvested stock options and restricted stock units due to the Merger of $7.9 million as well as increased performance-based incentive compensation earned under our 2007 Management Incentive Plan (“MIP”). The increase in the 2006 period is primarily attributable to (1) increased performance-based incentive compensation earned under our 2006 MIP, (2) our adoption of SFAS 123R as of January 1, 2006, (3) costs relating to rights to purchase shares of our common stock granted to certain executive officers and employees treated as options under applicable accounting rules, and (4) one-time bonus payments made to certain executive officers and employees in 2006 relating to option grants.

Restructuring and Other Operating Initiatives

We recorded restructuring accruals of $11.2 million associated with the Merger and other business acquisitions. The restructuring accruals recorded during 2007 primarily reflect severance costs and facility closure costs and have been reflected as adjustments to goodwill, to rationalize operating costs at certain locations.

In 2005, we recorded restructuring accruals of $24.5 million, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges were recorded as adjustments to goodwill. In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures that were recorded as restructuring charges related to severance and facility exit costs totaling $20.6 million during 2005 ($5.8 million for North American Lab, $13.8 million for European Lab and $1.0 million for Science Education). During 2006, we reversed $1.0 million of excess accruals and credited operations for North American Lab primarily as a result of the re-deployment of certain personnel originally included in the 2005 programs.

Compliance with Sarbanes-Oxley Act

In 2006, we completed a program to address the requirements of Section 404 of the Sarbanes-Oxley Act prior to the mandatory compliance date of December 31, 2007. Compliance with these requirements required significant incremental internal resources and financial investments including, but not limited to, expansion of our internal audit function, use of outside experts, additional audit fees, and changes in systems design, security and structure. For the years ended December 31, 2007, 2006 and 2005, we expensed $2.2 million, $7.2 million and $3.1 million, respectively, for external assistance related to our Sarbanes-Oxley compliance program. See “Item 9A — Controls and Procedures” in this Annual Report on Form 10-K for further information on our compliance program.

Basis of Financial Statement Presentation

Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the consolidated financial statements found in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using predecessor and successor periods. In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the year ended December 31, 2007 to the year ended December 31, 2006, the results of operations for the “Predecessor” period (January 1, 2007 through June 29, 2007) have been combined with the results of operations for the “Successor” period (June 30, 2007 through December 31, 2007) as shown in the following table. This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger.

	Year Ended December 31, 2007
	Successor	Predecessor	Combined

Net sales	$1,822.7	$1,699.3	$3,522.0
Cost of goods sold	1,311.3	1,230.1	2,541.4

Gross profit	511.4	469.2	980.6
Selling, general and administrative expenses	408.5	371.3	779.8
Merger expenses	—	36.8	36.8

Operating income	102.9	61.1	164.0
Interest income	3.0	3.3	6.3
Interest expense	(130.4)	(101.8)	(232.2)
Other income (expense), net	(67.2)	3.5	(63.7)

Loss before income taxes	(91.7)	(33.9)	(125.6)
Income tax benefit	42.7	8.3	51.0

Net loss	$(49.0)	$(25.6)	$(74.6)

We believe that a combined 2007 results of operations presentation (“as reported”) is comparable to our historical 2006 presentation relative to net sales and gross profit due to the fact that the Merger had substantially no impact on these components. Consequently, we have not applied any pro-forma adjustments to these income statement captions in the following discussion and analysis. Other income (expense) and income taxes for the 2007 period were not adjusted as a pro-forma presentation would not provide a meaningful understanding of these components of our operating results.

However, as a result of the Merger and our new capital structure, we have incurred higher expenses, including depreciation and amortization and interest expense. Accordingly, for comparative purposes our 2007 and 2006 results of operations, with respect to SG&A expenses, operating income and interest expense, have been adjusted to reflect pro-forma adjustments assuming the Merger occurred as of January 1, 2006. The pro-forma adjustments do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2006, or of the future results of operations of the Company. We refer to these components in the following discussion and analysis, after the effect of pro-forma adjustments, on an “as adjusted” basis.

The financial information set forth herein for the years ended December 31, 2006 and 2005 include the accounts of CDRV and its subsidiaries prior to giving effect to the Merger.

Components of Revenues and Expenses

Our net sales are derived primarily from the sale of laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products and the provision of services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Freight costs that are billed to our customers are also included in net sales.

Our cost of goods sold consists primarily of the cost of inventory shipped and our cost of labor for services. Cost of goods sold also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

SG&A expenses primarily reflect the costs of operations dedicated to generating sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. SG&A expenses also include depreciation and amortization expense.

2007 Compared With 2006

Net Sales

The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007(1)	% Change	2006

North American Lab	$2,018.4	2.7%	$1,966.0
European Lab	1,331.2	17.0%	1,137.6
Science Education	172.4	11.9%	154.0

Total	$3,522.0	8.1%	$3,257.6

(1)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, without pro-forma adjustment.

Net sales for 2007 increased $264.4 million or 8.1% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased net sales in 2007 by $161.7 million. Net sales increased $102.7 million or 3.2% over 2006, related to ongoing comparable operations.

Net sales in our North American Lab segment for 2007 increased $52.4 million or 2.7% over 2006. Foreign currency increased net sales by $11.4 million. Net sales increased $41.0 million or 2.1% over 2006, related to ongoing comparable operations. During 2007, revenue growth in our North American Lab segment primarily reflects the impact of favorable pricing realization. Revenue growth in our North American Lab segment was constrained in 2007 due to lower demand for production supplies as a result of certain customer facility closures, headcount and cost reduction initiatives in some of our large accounts. During 2007, our net sales to customers in the pharmaceutical-research industry experienced low-single digit growth and our net sales to industrial customers achieved mid-single digit growth. These increases were partially offset by weaker performance in net sales to our pharmaceutical-production and microelectronics customers.

Net sales in our European Lab segment for 2007 increased $193.6 million or 17.0% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased net sales in 2007 by $150.3 million. Net sales increased $43.3 million or 3.8% over 2006, related to ongoing comparable operations. During 2007, the favorable revenue trends in our European Lab segment reflect favorable pricing, increases in demand across virtually all product lines and most geographies and improved recovery of freight costs. During 2007, we experienced higher growth from our pharmaceutical, industrial and food & beverage customers offset by a lower rate of growth from public institutions and a decline in net sales associated with our export business.

Net sales in our Science Education segment for 2007 increased $18.4 million or 11.9% over 2006. This increase was primarily a result of strong performance in our publisher, international and Sargent Welch product lines, as compared to 2006. The Science Education segment’s publisher business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the current business cycle.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007(2)	2006

Gross profit	$980.6	$883.3
Percentage of net sales (gross margin)	27.8%	27.1%

(2)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, without pro-forma adjustment.

Gross profit for 2007 increased $97.3 million or 11.0% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased gross profit in 2007 by $49.1 million. Gross profit increased $48.2 million or 5.5% over 2006, related to ongoing comparable operations. Our gross margin percentages improved in our North American Lab and European Lab segments while remaining fairly constant in our Science Education segment. The increase in gross profit in our North American Lab segment is primarily a result of favorable pricing and improved product mix. The increase in gross profit in our European Lab segment is primarily a result of favorable pricing, improved product mix, as well as improvement in recovery of freight costs. Gross margin improvement in Science Education was negatively impacted due to the increased volume associated with the publisher business in 2007, which yields a relatively lower profit margin.

SG&A Expenses

The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007	2006

SG&A expenses, as reported(3)	$779.8	$693.3
Percentage of net sales, as reported	22.1%	21.3%
Depreciation and amortization(4)	35.2	66.4
Other adjustments(5)	(6.3)	1.1

SG&A expenses, as adjusted	$808.7	$760.8

Percentage of net sales, as adjusted	23.0%	23.4%

(3)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, without pro-forma adjustment.

(4)	Reflects pro-forma adjustments had the Merger occurred on January 1, 2006. The increases in depreciation and amortization are the result of increases in the fair value of our property and equipment and amortizable intangible assets acquired, including the revisions of estimated useful lives.

(5)	Represents incremental pro-forma adjustments associated with share based compensation, management and board service fees and senior executive salaries. The year ended 2007 also reflects a pro-forma adjustment to exclude $7.9 million of stock-based compensation associated with the acceleration of unvested stock options and restricted stock units as a result of the change in control caused by the Merger.

Adjusted SG&A expenses for 2007 increased $47.9 million or 6.3% over 2006. Excluding the effects of foreign currency and the acquisitions of KMF, B&B and Omnilabo in 2007, which increased SG&A expenses by $41.8 million, adjusted SG&A expenses increased $6.1 million or 0.8% over 2006 primarily as a result of inflation and increased costs related to our global sourcing/category management initiatives, on-going expansion in Asia Pacific and business development activities. In addition, the Company has incurred costs in the expanded and on-going training of its general and specialist sales force. Also contributing to the increase in 2007, Science Education experienced increased costs necessary to support the increased sales activity associated with the publishers business and bonus expense rose across all segments. Partially offsetting these increases are external cost reductions related to Sarbanes-Oxley compliance of $5.0 million and savings derived from improved efficiencies in our service and distribution centers, particularly in our North American Lab segment.

Merger Expenses

Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consist of investment banking, legal, accounting and advisory fees related to our sale of the Company. There were no merger expenses incurred during the period June 30 — December 31, 2007 nor during any period in 2006.

Operating Income

The following table presents operating income, as reported and as adjusted, and, in each case, operating income as a percentage of net sales by segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
		% of		% of
	2007	Net Sales	2006	Net Sales

Operating income, as reported:(6)
North American Lab	$105.9	5.2%	$112.2	5.7%
European Lab	80.9	6.1%	59.4	5.2%
Science Education	14.0	8.1%	19.4	12.6%
Merger expenses	(36.8)	n/m	—	n/m

	164.0	4.7%	191.0	5.9%

SG&A adjustments:(7)
North American Lab	(10.2)		(32.7)
European Lab	(15.9)		(28.8)
Science Education	(2.8)		(6.0)

	(28.9)		(67.5)

Operating income, as adjusted:
North American Lab	95.7	4.7%	79.5	4.0%
European Lab	65.0	4.9%	30.6	2.7%
Science Education	11.2	6.5%	13.4	8.7%
Merger expenses	(36.8)	n/m	—	n/m

	$135.1	3.8%	$123.5	3.8%

(6)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, by segment, without pro-forma adjustment.

(7)	See notes (4) and (5) above for explanation of these pro-forma adjustments.

Adjusted operating income for 2007 increased $11.6 million or 9.4% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased adjusted operating income by $7.3 million over 2006. Merger expenses negatively impacted adjusted operating income by $36.8 million in 2007. The following discussion of operating income by segment is presented on an adjusted basis.

Operating income in our North American Lab segment for 2007 increased $16.2 million or 20.4% over 2006. Foreign currency increased operating income in 2007 by $0.5 million. In 2006, the Company recorded a $1.0 million restructuring credit. Excluding the effects of foreign currency and the restructuring credit, operating income increased $16.7 million or 21.3% over 2006, related to ongoing comparable operations. The increase was the result of an increase in gross profit of $13.5 million and a decrease in adjusted SG&A expenses of $3.2 million.

Operating income in our European Lab segment for 2007 increased $34.4 million or 112.4% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased operating income in 2007 by $6.8 million. Operating income increased $27.6 million or 90.2% over 2006, related to ongoing comparable operations. The increase was the result of an increase in gross profit of $28.1 million partially offset by an SG&A expenses increase of $0.5 million.

Operating income in our Science Education segment for 2007 decreased $2.2 million or 16.4% over 2006. This decrease was the result of an increase in SG&A expenses of $8.8 million partially offset by a gross profit increase of $6.6 million.

Interest Expense, Net of Interest Income

The following table presents the components of interest expense, net on an as reported and as adjusted basis for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007	2006

Interest income	$6.3	$6.7
Interest expense	(232.2)	(117.1)

Interest expense, net, as reported(8)	(225.9)	(110.4)
Interest expense adjustments(9)	(44.2)	(121.4)

Interest expense, net, as adjusted	$(270.1)	$(231.8)

(8)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, without pro-forma adjustment.

(9)	Reflects the increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of December 31, 2007, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger. Additionally, as disclosed elsewhere in this Annual Report on Form 10-K, we may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the notes (“PIK Interest”), or (3) 50% as Cash Interest and 50% as PIK Interest. For pro-forma purposes, interest expense is reflected as if Cash Interest will be paid on the notes for the relevant periods, but this is not necessarily indicative of the actual method of payment that may be selected in future periods.

Interest expense, net of interest income on an adjusted basis was $270.1 million and $231.8 million for 2007 and 2006, respectively. The 2007 increase was primarily due to the write-off of unamortized deferred financing costs of $27.8 million related to the debt obligations of the Company that were refinanced in connection with the Merger and a commitment fee for the bridge loan of $3.4 million paid in 2007.

Other Income (Expense), Net

Other income (expense), net was ($63.7) million and ($1.5) million during the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006, respectively. Other expense, net during 2007 primarily relates to ($64.0) million of net unrealized exchange losses. Due to the significant amount of foreign-denominated debt outstanding that is recorded on the Company’s U.S. dollar-denominated balance sheet, our other income (expense), net may continue to experience significant fluctuations.

Income Taxes

During the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006, on an as reported basis, we recognized an income tax benefit (provision) of $51.0 million and ($32.7) million, on pre-tax (loss) income of ($125.6) million and $79.1 million, respectively. The benefit recognized in the 2007 periods reflect our recognition of net operating losses and an income tax benefit of $34.6 million related to a change in tax rates on deferred taxes on European intangible assets, as a result of a reduction in the German income tax rate. The Company recognized the impact of these rate changes, consistent with the date of enactment of the legislation, offset by the recognition of tax expense of $25.5 million on dividends received from foreign operations.

Our 2006 effective tax rate differs from the statutory rate as a result of a $1.3 million reduction in deferred tax liabilities due to reduced future tax rates in Canada and lower charges related to valuation allowances of approximately $3.0 million due to improved French operations, partially offset by increased valuation allowances of approximately $1.0 million in Ireland where the statutory tax is significantly lower.

2006 Compared With 2005

The results of operations for the years ended December 31, 2006 and 2005 are presented on an historical, previously reported basis without pro-forma adjustment.

Net Sales

The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	% Change	2005

North American Lab	$1,966.0	3.3%	$1,902.4
European Lab	1,137.6	4.4%	1,089.8
Science Education	154.0	5.5%	146.0

Total	$3,257.6	3.8%	$3,138.2

Net sales for 2006 increased $119.4 million or 3.8% over 2005. Foreign currency and the acquisitions of AGB, AI and TSL increased net sales by $36.8 million. Net sales increased $82.6 million or 2.6% over 2005, related to ongoing comparable operations.

Net sales in our North American Lab segment for 2006 increased $63.6 million or 3.3% over 2005. Foreign currency and the acquisition of AI increased net sales by $16.1 million. Net sales increased $47.5 million or 2.5% over 2005, related to ongoing comparable operations. During 2006, our net sales to customers in the pharmaceutical and biotechnology industries experienced low-single digit growth and our net sales to customers in industrial markets achieved mid-single digit growth. These increases were partially offset by declines in net sales to our education customers.

Net sales in our European Lab segment for 2006 increased $47.8 million or 4.4% over 2005. Foreign currency and the acquisitions of AGB and TSL increased net sales by $20.7 million. Net sales increased $27.1 million or 2.5% over 2005, related to ongoing comparable operations. During 2006, our net sales to our bio-pharmaceutical and industrial customers experienced mid-single digit growth. These increases were partially offset by declines in net sales to our education, reseller and clinical customers.

Net sales in our Science Education segment for 2006 increased $8.0 million or 5.5% over 2005. This increase was primarily a result of growth in net sales to our publisher customers and partially due to growth in net sales to our consumer customers.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005

Gross profit	$883.3	$803.7
Percentage of net sales (gross margin)	27.1%	25.6%

Gross profit for 2006 increased $79.6 million or 9.9% over 2005. Foreign currency and the acquisitions of AGB, AI and TSL increased gross profit by $11.1 million. Gross profit increased $68.5 million or 8.5% over 2005, related to ongoing comparable operations. Our gross margin percentages improved in each of our segments over 2005. The increases in North American Lab and European Lab are primarily a result of favorable pricing, better mix and improved recovery of freight costs. The increase in Science Education is primarily a result of improved pricing, partially offset by increased international net sales, which generate somewhat lower margins.

SG&A Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
	2006	2005

SG&A expenses	$693.3	$640.0
Percentage of net sales	21.3%	20.4%

SG&A expenses for 2006 increased $53.3 million or 8.3% over 2005. Foreign currency and the acquisitions of AGB, AI and TSL increased SG&A expenses by $9.1 million. Excluding the effects of foreign currency and the acquisitions of AGB, AI and TSL, SG&A expenses increased $44.2 million or 6.9% over 2005 primarily as a result of increases in bonuses of $13.3 million; increased information technology spending of $6.0 million, which includes spending to improve our application security; increased external assistance related to our Sarbanes-Oxley program of $4.1 million; increased depreciation and amortization expense of $7.5 million reflecting additional charges due to capital investments, acquisitions and the impact of accounting errors of $2.8 million described in Note 19 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K; increased investments in our sourcing function and Biosciences business of $7.1 million and increased stock-based compensation charges of $3.7 million, resulting from the expensing of stock options in 2006 pursuant to SFAS 123R.

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

Operating Income

The following table presents operating income and operating income as a percentage of net sales by reportable segment for the years ended December 31, 2006 and 2005 (dollars in millions):

	Year Ended December 31,
		% of		% of
	2006	Net Sales	2005	Net Sales

North American Lab	$112.2	5.7%	$91.0	4.8%
European Lab	59.4	5.2%	38.1	3.5%
Science Education	19.4	12.6%	14.0	9.6%

Total	$191.0	5.9%	$143.1	4.6%

Operating income for 2006 increased $47.9 million or 33.5% over 2005. Foreign currency and the acquisitions of AGB, AI and TSL increased operating income by $2.0 million. In 2005, the Company recorded a $20.6 million restructuring charge. Operating income increased $24.3 million or 14.8% over 2005, related to ongoing comparable operations. The increase was the result of an increase in gross profit of $68.5 million partially offset by an SG&A expenses increase of $44.2 million.

Operating income in our North American Lab segment for 2006 increased $21.2 million or 23.3% over 2005. Foreign currency and the acquisition of AI increased operating income by $0.7 million. In 2005, the Company recorded a $5.8 million restructuring charge. Operating income increased $13.7 million or 14.1% over 2005, related to ongoing comparable operations. The increase was the result of an increase in gross profit of $43.7 million, primarily attributable to pricing initiatives. This gross profit increase was offset by an SG&A expenses increase of $30.0 million, due primarily to increases in bonuses of $12.7 million; increased information technology spending of $6.0 million; increased external assistance related to our Sarbanes-Oxley program of $4.1 million; increased investments in our sourcing function and Biosciences business of $7.1 million and increased stock-based compensation charges of $3.0 million.

Operating income in our European Lab segment for 2006 increased $21.3 million or 55.9% over 2005. Foreign currency and the acquisitions of AGB and TSL increased operating income by $1.3 million. In 2005, the Company recorded a $13.8 million restructuring charge. Operating income increased $6.2 million or 11.9% over 2005. The increase was the result of an increase in gross profit of $19.5 million, primarily attributable to pricing initiatives, partially offset by an SG&A expenses increase of $13.3 million, due primarily to inflation. Operating income of our French operations improved significantly in 2006, reflecting improved pricing discipline and cost control. Our Ireland operations offset the aforementioned improvement due to escalating operating costs, integration costs, and lower than anticipated revenue growth in 2006.

Operating income in our Science Education segment for 2006 increased $5.4 million or 38.6% over 2005. Excluding restructuring charges of $1.0 million in 2005, operating income for Science Education increased $4.4 million or 29.3% over 2005. This increase is a result of a gross profit increase of $5.3 million, partially offset by an increase in SG&A expenses of $0.9 million.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $110.4 million and $104.0 million for 2006 and 2005, respectively. The 2006 increase was due to higher variable interest rates on the Predecessor Senior Secured Credit Facility term loans, interest on the Predecessor Senior Floating Rate Notes since December 14, 2006, and increased accretion on the Predecessor Senior Discount Notes, partially offset by decreased amounts outstanding under the Predecessor Senior Secured Credit Facility term loans as a result of $104.5 million of prepayments made in 2006 and increased interest income earned on our cash and cash equivalents due to higher interest rates.

Other Income (Expense), Net

Other income (expense), net was ($1.5) million and $3.8 million for 2006 and 2005, respectively. Other expense, net in 2006 included net exchange losses of ($2.0) million offset by equity income of $0.5 million. Other income, net in 2005 included net exchange gains of $2.8 million and equity income of $0.5 million.

Income Taxes

The effective income tax rate was 41.3% and 48.7% for 2006 and 2005, respectively. Our 2006 effective tax rate declined as a result of a $1.3 million reduction in deferred tax liabilities due to reduced future tax rates in Canada and lower charges related to valuation allowances of approximately $3.0 million due to improved French operations, partially offset by increased valuation allowances of approximately $1.0 million in Ireland where the statutory tax is significantly lower.

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

As a result of the Merger, our debt obligations have increased significantly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2007, we had $45.0 million of cash and cash equivalents on hand and our compensating cash balance totaled $87.4 million.

As of December 31, 2007, we had outstanding indebtedness of $2,797.4 million, which consists primarily of $675.0 million of Senior Notes, $535.8 million of Senior Subordinated Notes, $615.0 million U.S. dollar-denominated term loans, and $876.2 million Euro-denominated term loans. As of December 31, 2007, we had $9.6 million of outstanding but undrawn letters of credit and our remaining borrowing availability under the $250.0 million multi-currency revolving loan facility forming part of the Senior Secured Credit Facility was $240.4 million. As potential borrowings under the multi-currency revolving loan facility would bear interest at variable rates; interest expense for any such borrowings would fluctuate as well.

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our $250.0 million multi-currency revolving loan facility, which is a component of our Senior Secured Credit Facility, and our ability to make certain non-cash PIK Interest elections under each of our Senior Notes and Senior Subordinated Notes if necessary, will be adequate to permit us to meet our current and expected operating, capital investment and debt service obligations, although no assurance can be given in this regard.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under our defined benefit pension plans. To date, we have not identified a significant risk based on the aforementioned assessment. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.

Historical Cash Flows

In order to provide a meaningful basis of comparing our cash flows in the following discussion and analysis of cash flow activity, we have combined our cash flow activity for the predecessor period (January 1, 2007 through June 29, 2007) with our cash flow activity for the successor period (June 30, 2007 through December 31, 2007). This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of required purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger. Our operating cash flows were generally unaffected by the Merger with the exception of increased cash paid for Merger expenses and interest.

Operating Activities

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Year Ended December 31,
	2007(1)	2006	2005

Cash flow from operations, excluding working capital	$58.2	$140.7	$107.7
Cash flow from working capital changes, net	18.2	32.5	(37.6)

Cash flow from operations	$76.4	$173.2	$70.1

(1)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, without adjustment.

We generated $76.4 million of cash flow from operations during 2007 compared to $173.2 million during 2006. The decrease in cash flows from operations is primarily due to lower earnings as a result of $36.8 million of Merger expenses as well as higher cash paid for interest of $63.4 million associated with our significantly higher average debt in 2007. Further impacting our cash flows from operations during 2007, we experienced fluctuations in various components of our working capital. For example, trade accounts receivable provided cash of $7.6 million during 2007 compared to $(27.3) million of cash used during 2006. This increase was the result of our focus on improving the quality of receivables as well as the timing of collection, in particular with respect to the second half of 2007. In addition, inventories in 2007 represented a $(13.3) million use of cash compared to providing $20.3 million of cash during 2006. This decrease in cash flows was the result of increased inventory levels in 2007 associated with increased sales activity. During the 2006 period, inventories provided cash as we undertook a significant inventory reduction program. Lastly, our trade accounts payable in 2007 represented a $(7.8) million use of cash as compared to $27.9 million of cash provided in 2006. The decrease in cash provided by trade accounts payable was primarily influenced by the timing associated with the clearing of cash disbursements in relation to each calendar year end. Our cash disbursements follow a standardized process, therefore, we expect to continue to experience fluctuations in cash flows associated with trade accounts payable from period to period.

We generated $173.2 million of cash flow from operations during 2006 compared to $70.1 million during 2005. The 2006 increase in cash flow from operations is primarily the result of increased net income, improved management of inventories, reduced cash payments for restructuring charges, increased taxes payable due to increased income and related commercial taxes, and increased accrued bonuses. The 2006 increase is partially offset by higher cash usage due to the growth of our accounts receivable.

Investing Activities

Net cash used in investing activities was $3,887.0 million, $24.1 million and $62.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 usage primarily relates to the Merger consideration and the acquisitions of KMF, B&B and Omnilabo. The 2006 usage primarily relates to capital expenditures of $23.6 million. The 2005 usage primarily relates to investments to acquire other businesses of $46.0 million and capital expenditures of $18.4 million.

Financing Activities

Net cash provided by (used in) financing activities was $3,848.2 million, ($139.1) million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided in 2007 is primarily related to proceeds from debt and equity issuances associated with the Merger. Cash utilization in 2006 is primarily related to debt principal prepayments of $104.5 million on the Predecessor Senior Secured Credit Facility, a decrease in bank checks outstanding of $33.4 million due primarily to the timing of vendor payments, proceeds of $350.0 million from the issuance of the Predecessor Senior Floating Rate Notes in December 2006, partially offset by a distribution to the holders of our common stock of $343.5 million. The 2005 cash provided is comprised of a net increase in our bank checks outstanding of $15.0 million, net debt payments of $10.7 million, cash paid for debt issuance costs of $0.8 million and net stock activities of $0.1 million.

Schedule of Contractual Obligations

The following table details the payment schedule for debt, capital leases and operating leases as of December 31, 2007 (dollars in millions):

	<1 Year	1-3 Years	4-5 Years	>5 Years	Total

Senior Secured Credit Facility	$—	$22.4	$29.8	$1,439.0	$1,491.2
Senior Notes due 2015	—	—	—	675.0	675.0
Senior Subordinated Notes due 2017	—	—	—	535.8	535.8
Predecessor Senior Subordinated Notes due 2014	—	—	—	1.0	1.0
Interest(1)	240.9	458.9	484.2	677.4	1,861.4
Capital leases	0.9	1.6	1.6	1.4	5.5
Operating leases	31.5	45.7	26.0	34.1	137.3
Other debt	88.9	—	—	—	88.9
Unfunded pension obligation(2)	1.0	2.2	2.6	26.8	32.6

Total	$363.2	$530.8	$544.2	$3,390.5	$4,828.7

(1)	For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility were assumed to be unchanged from December 31, 2007 and we assumed cash interest will be paid on the Senior Notes and Senior Subordinated Notes until maturity.

(2)	Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter. The pension obligation is included in other long-term liabilities on our balance sheet as of December 31, 2007.

The Company has excluded from the table above uncertain tax liabilities as defined in FIN 48 due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $13.9 million at December 31, 2007.

Noncurrent deferred income tax liabilities as of December 31, 2007 were $690.5 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs.

In connection with the Merger, the Board of Directors of the Company approved new employment agreements for certain members of our senior management. These agreements include certain non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $12.1 million as of December 31, 2007.

Indebtedness

In connection with the Merger, substantially all of the outstanding indebtedness prior to the Merger was redeemed, including the Predecessor Senior Notes, Predecessor Senior Subordinated Notes, Predecessor Senior Discount Notes, Predecessor Senior Floating Rate Notes, indebtedness under the Company’s Predecessor

Senior Secured Credit Facility and certain other of our indebtedness. These debt obligations were refinanced primarily with the debt obligations described below.

Senior Secured Credit Facility.  The Senior Secured Credit Facility provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($876.2 million on a U.S. dollar equivalent basis as of December 31, 2007), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 million, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits). The term loans mature in 2014 and the multi-currency revolving loan facility matures in 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Our term loan borrowings bear interest at variable rates. As of December 31, 2007, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.33% and 7.27%, respectively, which includes a variable margin of 2.5%.

The Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility. The total amount outstanding under any additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility may not exceed in aggregate the lesser of $300.0 million or an amount which would cause the Company to exceed certain ratios.

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

The Company is a counterparty to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facilty. The interest rate swaps carry initial notional principal amounts of $425.0 million (the “U.S. Dollar Swap”) and €300.0 million (the “Euro Swap”). Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and carries a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 30, 2012. Under the U.S. Dollar Swap, the Company receives quarterly interest at a variable rate equal to three-month U.S. Libor and pays quarterly interest at a fixed rate of 5.45%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the Euro Swap, the Company receives quarterly interest at a variable rate equal to three-month Euribor and pays quarterly interest at a fixed rate of 4.68%.

These interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). The interest rate swaps effectively fix the rate of interest we pay on approximately 65% of our outstanding U.S. dollar-denominated term loans and 47% of our outstanding Euro-denominated terms loans as of December 31, 2007. Accordingly, approximately 35% and

53% of our U.S. dollar-denominated term loans and Euro-denominated term loans, respectively, are subject to interest at variable rates.

Senior Notes and Senior Subordinated Notes.  The Senior Notes will mature on July 15, 2015. Interest on the Senior Notes will be payable twice a year, on each January 15 and July 15, beginning January 15, 2008. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company was required to pay, and did pay, Cash Interest for the January 15, 2008 payment date. The Senior Notes were originally issued pursuant to an offering exempt from the SEC’s registration requirements. In February 2008, the Company completed an exchange offer pursuant to which 100% of the outstanding Senior Notes were exchanged for Senior Notes registered with the SEC. The terms of these registered Senior Notes are substantially identical to those of the original Senior Notes.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($182.5 million on a U.S. dollar equivalent basis as of December 31, 2007) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes (June 2010), the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.

The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum.

Foreign Subsidiaries.  Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. The borrowings drawn by our foreign subsidiaries from local banks are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement.

Other debt consists primarily of the aggregate bank overdraft position of subsidiaries within our global cash pooling arrangement of $87.4 million and $36.1 million as of December 31, 2007 and December 31,

2006, respectively. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Accounts Receivable and Reserves.  The carrying amount of trade accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Inventories.  Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out method for the U.S. subsidiaries and the average cost or the first-in, first-out method for all other subsidiaries. We review our inventory realization based upon several factors, including customer demand, supply of inventory, inventory levels, competitive activity and technology changes and record reserves for obsolescence based upon those and other factors. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors.

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

Agreements with Customers.  We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other contractual provisions. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded against net sales.

Goodwill and Intangible Assets.  Goodwill is evaluated for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To accomplish this, we are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We are then required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a combination of discounted cash flows and multiple of earnings valuation techniques. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

As a result of the Merger, we have recognized significant intangible assets. We reevaluate the estimated useful lives of our intangible assets annually. Those intangible assets considered to have indefinite useful lives are not amortized but are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might be less than the fair value, we perform an impairment review. Fair value of intangible assets is determined using a discounted cash flow approach. We have determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive, or economic limitations and are expected to contribute to the generation of cash flows indefinitely. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Product Liability.  We are subject to product liability and other claims in the ordinary course of business. Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of laboratory and production supplies. While the impact on us of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future. Our estimates of potential liability are based on several factors, including our historical experience in similar cases, legal venue and the merits of each individual case.

Environmental Liabilities.  We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations and relevant facts and circumstances when it is probable that a liability has been incurred and the amount can be reasonably estimated. Our estimates are based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. Inherent uncertainties exist in these estimates due to unknown conditions, changing laws and regulations and changes in the manner or method of enforcement of such laws and regulations. Accrued liabilities and payments related to environmental liabilities have not been material. Although management uses its best estimates when establishing accruals for environmental liabilities, if interpretations of applicable laws and regulations, cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liabilities may be required.

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

Stock-Based Compensation.  Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost is the excess, if any, of the fair market value of our common stock at the grant date over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, the fair value of an award is determined using an option-pricing model that takes into account the fair value of the stock at the grant date, the exercise price, the expected life of the award, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the award. These assumptions are highly subjective and changes in them could significantly impact the value of the award and future stock-based compensation charges as well as pro-forma stock-based compensation costs.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Beginning with the adoption of FIN 48 as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities and estimates of the amount of future taxable income, if any. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates.

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

New Accounting Standards

The following accounting standards were adopted during 2007. The impact, if any, of these accounting standards is included in our consolidated financial statements.

During July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective January 1, 2007. See Note 12 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information related to our adoption of FIN 48.

During July 2006, the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which discusses the presentation of certain taxes in the income statement on either a gross or net basis. We have historically recorded such taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 on January 1, 2007 did not result in a change in our accounting policy.

During December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 was effective immediately for new and modified registration payment arrangements. In connection with the Merger, the Company entered into certain registration rights agreements with respect to the Senior Notes and Senior Subordinated Notes. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record a contingent liability. The adoption of EITF 00-19-2 did not have any impact on our consolidated financial statements.

The following accounting standards will be adopted in the future.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued FSP FAS 157-2, providing a one-year deferral of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, however, retains its fundamental requirements. SFAS 141R requires that the acquisition method of accounting be used for all business combinations, rather than for business combinations in which control was obtained by transferring consideration only. In addition, SFAS 141R defines the acquirer, which was not previously defined under SFAS No. 141, as the entity that obtains control of one or more businesses in the business combination, and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of December 31, 2007, we do not have any noncontrolling or minority interests, therefore, we expect the adoption of SFAS 160 will have no impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  As a result of the Merger and the related increase in the Company’s debt obligations, we will incur significant increases in our interest costs. Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps. An instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact net income by approximately $4.1 million. See “Indebtedness” above for more information on our variable rate debt.

Foreign Currency Exchange Rate Risk.  While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. In 2007, approximately 44% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 100 basis point (or 1.00%) change in foreign currency exchange rates would not have a material impact on our operating income. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.

Effective with the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our foreign-denominated debt obligations are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. In 2007, we recorded net unrealized exchange losses of $64.0 million, primarily due to the strengthening of the Euro against the U.S. dollar during such time period. A 100 basis point (or 1.00%) change in foreign currency exchange rates associated primarily with €725.0 million foreign-denominated debt outstanding as of December 31, 2007 would have impacted our unrealized exchange loss by approximately $8.3 million on a pre-tax basis.

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks primarily associated with the payment of merchandise purchases to foreign vendors or our international subsidiaries. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged. These activities have not been material to our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K. The term “Successor” refers to the Company after giving effect to the consummation of the Merger. The term “Predecessor” refers to the Company prior to giving effect to the consummation of the Merger. See the “Basis of Presentation” in Note 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VWR Funding, Inc.:

We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2007, and of CDRV Investors, Inc. and subsidiaries (Predecessor) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the period from June 30, 2007 to December 31, 2007 (Successor period), and from January 1, 2007 to June 29, 2007 (Predecessor period) and for the years ended December 31, 2006 and 2005 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of CDRV Investors, Inc. and its subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective June 29, 2007, VWR Funding, Inc. acquired all of the outstanding stock of CDRV Investors, Inc. in a business combination accounted for as a purchase (the “Merger”). As a result of the Merger, the consolidated financial information for the periods after the Merger are presented on a different cost basis than that for the periods before the Merger and, therefore, are not comparable.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. Also, as discussed in Notes 2 and 14, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective transition method, effective January 1, 2006. As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. As discussed in Note 15, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ KPMG LLP
Philadelphia, Pennsylvania

March 11, 2008

VWR FUNDING, INC.

Consolidated Balance Sheets
(Dollars in millions, except share data)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$45.0	$139.4
Compensating cash balance	87.4	36.1
Trade accounts receivable, less reserves of $12.0 and $9.8, respectively	479.0	452.7
Other receivables	38.7	30.1
Inventories	295.6	260.6
Other current assets	24.4	20.5

Total current assets	970.1	939.4
Property and equipment, net	200.7	156.9
Investments	—	8.3
Goodwill	1,964.8	933.1
Other intangible assets, net	2,377.0	552.3
Deferred income taxes	15.2	13.1
Other assets	87.5	43.1

Total assets	$5,615.3	$2,646.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$89.8	$57.9
Accounts payable	385.2	380.8
Accrued expenses	187.6	170.8

Total current liabilities	662.6	609.5
Long-term debt	2,703.1	1,661.0
Capital lease obligations	4.5	4.8
Other long-term liabilities	104.1	80.5
Deferred income taxes	690.5	227.0

Total liabilities	4,164.8	2,582.8
Predecessor common stock purchase subject to guarantee agreement	—	0.5
Redeemable equity units	43.2	—

Commitments and contingences (Note 16)
Stockholders’ equity:
Common stock (Successor), $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2007	—	—
Common stock (Predecessor), $0.01 par value; 7,000,000 shares authorized, 5,862,892 shares issued and 5,803,412 shares outstanding at December 31, 2006	—	0.1
Additional paid-in capital	1,360.2	14.5
(Accumulated deficit) retained earnings	(49.0)	1.7
Accumulated other comprehensive income	96.1	50.8
Treasury stock, at cost, 59,480 shares at December 31, 2006	—	(4.2)

Total stockholders’ equity	1,407.3	62.9

Total liabilities and stockholders’ equity	$5,615.3	$2,646.2

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Operations
(Dollars in millions)

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Net sales	$1,822.7	$1,699.3	$3,257.6	$3,138.2
Cost of goods sold	1,311.3	1,230.1	2,374.3	2,334.5

Gross profit	511.4	469.2	883.3	803.7
Selling, general and administrative expenses	408.5	371.3	693.3	640.0
Merger expenses	—	36.8	—	—
Restructuring (credits) charges	—	—	(1.0)	20.6

Operating income	102.9	61.1	191.0	143.1
Interest income	3.0	3.3	6.7	2.7
Interest expense	(130.4)	(101.8)	(117.1)	(106.7)
Other income (expense), net	(67.2)	3.5	(1.5)	3.8

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(91.7)	(33.9)	79.1	42.9
Income tax benefit (provision)	42.7	8.3	(32.7)	(20.9)

(Loss) income before cumulative effect of a change in accounting principle	(49.0)	(25.6)	46.4	22.0
Cumulative effect of a change in accounting principle, net of taxes of $0.3	—	—	—	(0.5)

Net (loss) income	$(49.0)	$(25.6)	$46.4	$21.5

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss)
(Dollars in millions, except share data)

For the Period January 1, 2005 — December 31, 2006 (Predecessor)

					Unamortized	Accumulated
			Additional		Value of	Other	Treasury Stock,
	Common Stock		Paid-in	Retained	Restricted	Comprehensive	at Cost
	Shares	Amount	Capital	Earnings	Stock Issued	Income (Loss)	Shares	Amount	Total

Balance at January 1, 2005	5,741,217	$0.1	$263.4	$22.1	$(0.3)	$53.4	700	$(0.1)	$338.6
Issuance of common stock in connection with our Precedessor stock plan	29,032	—	1.6	—	—	—	—	—	1.6
Issuance of restricted common stock, net	—	—	1.3	—	(1.3)	—	—	—	—
Issuance of common stock in connection with AI acquisition	8,929	—	0.5	—	—	—	—	—	0.5
Stock-based compensation	—	—	0.9	—	—	—	—	—	0.9
Reduction of common stock purchase subject to guarantee agreement	—	—	0.3	—	—	—	—	—	0.3
Acquisition of treasury stock	—	—	—	—	—	—	25,050	(1.4)	(1.4)
Comprehensive income (loss):
Net income	—	—	—	21.5	—	—	—	—	21.5
Minimum pension liability, net of taxes of $7.6	—	—	—	—	—	(11.9)	—	—	(11.9)
Foreign currency translation adjustment	—	—	—	—	—	(29.2)	—	—	(29.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.4	—	—	0.4

Total comprehensive (loss)									(19.2)

Balance at December 31, 2005	5,779,178	0.1	268.0	43.6	(1.6)	12.7	25,750	(1.5)	321.3
Equity reclassification	—	—	(1.6)	—	1.6	—	—	—	—
Issuance of common stock in connection with our Predecessor stock plan	52,287	—	3.8	—	—	—	—	—	3.8
Exercise of stock options	25,660	—	1.3	—	—	—	—	—	1.3
Stock-based compensation	—	—	3.4	—	—	—	—	—	3.4
Tax benefit related to stock options	—	—	0.1	—	—	—	—	—	0.1
Make whole option payment recorded as a reduction to equity, net of taxes of $4.7	—	—	(7.4)	—	—	—	—	—	(7.4)
Reduction of common stock purchase subject to guarantee agreement	—	—	2.1	—	—	—	—	—	2.1
Cash distribution	—	—	(255.2)	(88.3)	—	—	—	—	(343.5)
Stock dividend	5,767	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	33,730	(2.7)	(2.7)
Comprehensive income:
Net income	—	—	—	46.4	—	—	—	—	46.4
Minimum pension liability, net of taxes of $4.9	—	—	—	—	—	7.4	—	—	7.4
Foreign currency translation adjustment	—	—	—	—	—	32.5	—	—	32.5
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.5	—	—	0.5

Total comprehensive income									86.8

Impact of initially applying SFAS 158, net of taxes of $1.5	—	—	—	—	—	(2.3)	—	—	(2.3)

Balance at December 31, 2006	5,862,892	$0.1	$14.5	$1.7	$—	$50.8	59,480	$(4.2)	$62.9

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss) — (Continued)
(Dollars in millions, except share data)

For the Period January 1, 2007 — June 29, 2007 (Predecessor)

				Retained	Accumulated
			Additional	Earnings	Other	Treasury Stock,
	Common Stock		Paid-in	(Accumulated	Comprehensive	at Cost
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Total

Balance at January 1, 2007	5,862,892	$0.1	$14.5	$1.7	$50.8	59,480	$(4.2)	$62.9
Issuance of common stock in connection with our Predecessor stock plan	1,757	—	0.2	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	9.0	—	—	—	—	9.0
Tax benefit related to stock options	—	—	0.1	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive (loss) income:
Net loss	—	—	—	(25.6)	—	—	—	(25.6)
Unrealized loss on derivatives, net of tax	—	—	—	—	(1.1)	—	—	(1.1)
Foreign currency translation adjustment	—	—	—	—	25.8	—	—	25.8

Total comprehensive loss								(0.9)

Balance at June 29, 2007	5,870,549	$0.1	$24.0	$(23.9)	$75.5	66,680	$(4.9)	$70.8

For the Period June 30, 2007 — December 31, 2007 (Successor)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Opening balance at June 30, 2007	—	$—	$—	$—	$—	$—
Issuance of our common stock to Parent, net of expenses and redeemable equity units	—	—	1,354.9	—	—	1,354.9
Tax benefit related to transaction fee	—	—	10.2	—	—	10.2
Capital contributions from Parent	—	—	1.1	—	—	1.1
Stock-based compensation expense associated with our Parent Company Successor equity plan	—	—	2.7	—	—	2.7
Reclassification of redeemable equity units	—	—	(8.7)	—	—	(8.7)
Comprehensive (loss) income:
Net loss	—	—	—	(49.0)	—	(49.0)
Realized loss on derivatives, net of tax	—	—	—	—	(7.3)	(7.3)
Amortization of realized loss on derivatives, net of tax	—	—	—	—	0.5	0.5
Unrealized loss on derivatives, net of tax	—	—	—	—	(14.0)	(14.0)
Minimum pension and postretirement liablity, net of tax	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	117.3	117.3

Total comprehensive income						47.1

Balance at December 31, 2007	—	$—	$1,360.2	$(49.0)	$96.1	$1,407.3

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(49.0)	$(25.6)	$46.4	$21.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53.2	19.4	41.4	33.9
Unrealized translation loss	67.1	—	—	—
Loss (gain) on sale or disposal of property and equipment	—	0.5	0.6	(0.5)
Cumulative effect of a change in accounting principle	—	—	—	0.5
Non-cash interest accretion	—	17.5	32.6	29.6
Non-cash equity compensation expense	2.7	9.0	3.4	0.9
Non-cash (credit) provision for restructuring	—	—	(1.0)	11.5
Amortization and write-off of debt issuance costs	4.8	31.0	5.9	5.4
Deferred income tax (benefit) provision	(60.3)	(15.7)	5.4	1.7
Provision for doubtful accounts	2.6	1.0	6.0	3.2
Changes in working capital, net of business acquisitions:
Trade accounts receivable	21.7	(14.1)	(27.3)	(14.6)
Other receivables	(12.2)	6.0	(10.3)	(11.3)
Inventories	(3.6)	(9.7)	20.3	(29.0)
Other assets	(0.4)	0.9	0.2	(2.0)
Accounts payable	(23.0)	15.2	27.9	32.4
Accrued expenses and other long-term liabilities	15.8	21.6	21.7	(13.1)

Net cash provided by operating activities	19.4	57.0	173.2	70.1

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	(3,802.9)	—	—	—
Acquisitions of businesses and other intangible assets	(36.1)	(19.4)	(5.9)	(46.0)
Capital expenditures	(16.3)	(15.7)	(23.6)	(18.4)
Proceeds from sales of property and equipment	1.2	2.2	5.4	2.2

Net cash used in investing activities	(3,854.1)	(32.9)	(24.1)	(62.2)

Cash flows from financing activities:
Proceeds from debt	2,622.9	0.1	354.4	3.2
Repayment of debt	(33.7)	(21.4)	(106.1)	(13.9)
Issuance of our common stock to Parent, net of expenses	1,353.8	—	—	—
Net change in bank overdrafts	39.9	0.5	(55.7)	73.4
Net change in compensating cash balance	(43.5)	(7.8)	22.3	(58.4)
Proceeds from equity and stock incentive plans	1.1	0.2	4.8	1.3
Make whole payment — reduction to additional paid-in capital	—	—	(7.4)	—
Debt issuance costs	(62.6)	(0.6)	(5.2)	(0.8)
Distributions	—	—	(343.5)	—
Acquistion of treasury stock	—	(0.7)	(2.7)	(1.4)

Net cash provided by (used in) financing activities	3,877.9	(29.7)	(139.1)	3.4

Effect of exchange rate changes on cash	1.8	2.0	3.3	(2.1)

Net increase (decrease) in cash and cash equivalents	45.0	(3.6)	13.3	9.2
Cash and cash equivalents beginning of period	—	139.4	126.1	116.9

Cash and cash equivalents end of period	$45.0	$135.8	$139.4	$126.1

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

(1)	Background, Nature of Operations and Basis of Presentation

Until June 29, 2007, CDRV Investors, Inc. (“CDRV”) was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, CDRV completed a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated May 2, 2007, by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”) and Varietal Distribution Merger Sub, Inc., a Delaware corporation and indirect subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.

(a)	Background

The Merger

As discussed above, on June 29, 2007, CDRV completed the Merger. After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Holdings. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) beneficially own approximately 75.2% of our total outstanding common stock through their ownership interests in Holdings.

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0, the issuance of $675.0 aggregate principal amount of unsecured senior notes due 2015 (“Senior Notes”), the issuance of $353.3 and €125.0 million ($182.5 on a U.S. dollar equivalent basis as of December 31, 2007) aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 million ($876.2 on a U.S. dollar equivalent basis as of December 31, 2007) (the “Senior Secured Credit Facility”).

As a result of the Merger, our assets and liabilities were adjusted to their respective estimated fair values as of June 30, 2007. This resulted in a significant increase to the value of our identified intangible assets and goodwill. In addition, we revalued our pension obligations, recorded significant deferred tax liabilities and certain deferred tax assets and we incurred substantial additional indebtedness.

The Acquisition

On April 7, 2004, the Company was acquired from Merck KGaA by CDRV Holdings, Inc. (the “CD&R Acquisition”). CDRV Holdings, Inc. was a wholly owned subsidiary of CDRV and controlled by CD&R. The purchase price was financed primarily through a $550.0 equity investment and $1,110.5 in various debt instruments. In connection with the CD&R Acquisition, the Company issued $200.0 of 6.875% unsecured senior notes due 2012 (the “Predecessor Senior Notes”) and $320.0 of 8% unsecured senior subordinated notes due 2014 (the “Predecessor Senior Subordinated Notes”) and entered into a senior secured credit facility (the “Predecessor Senior Secured Credit Facility”), which consisted of a $150.0 multi-currency revolving credit facility, as well as a U.S. dollar-denominated term loan and a Euro-denominated term loan.

In addition, on December 16, 2004 and December 14, 2006, the Company issued $481.0 aggregate principal amount at maturity ($299.4 gross proceeds) of 9.625% senior discount notes due 2015 (the “Predecessor Senior Discount Notes”) and $350.0 of senior floating rate notes due 2011 (the “Predecessor Senior Floating Rate Notes”), respectively. The net proceeds from the issuance of the Predecessor Senior Discount Notes and Predecessor Senior Floating Rate Notes were used to pay cash distributions to the holders of our common stock of $297.9 and $343.5, respectively.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(b)	Nature of Operations

We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and the provision of services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation, primarily in North America and Europe. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Asia Pacific operations are included within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.

(c)	Basis of Presentation

The Company’s financial position at December 31, 2007 includes material impacts from the Merger as well as the application of purchase accounting determinations. The Merger has been reflected as of June 30, 2007 and the consolidated financial statements reflecting the financial position of the Company at December 31, 2007 and the results of operations and cash flows for the period from June 30 — December 31, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.

The presentation of certain amounts from prior periods has been revised. We have reassessed our global cash pooling arrangement pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105. While our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country.

Accordingly, we have increased our compensating cash balance by $36.1 and our short-term debt balance by $36.1 in the accompanying December 31, 2006 consolidated balance sheet to account for the global cash pooling arrangement on a gross basis. Our consolidated statement of cash flows for the year ended December 31, 2006 has been corrected to include a $22.3 net change in compensating cash balance and an additional ($22.3) net change in bank overdrafts. Our consolidated statement of cash flows for the year ended December 31, 2005 has been corrected to include a ($58.4) net change in compensating cash balance and an additional $58.4 net change in bank overdrafts. In no period did working capital, stockholders’ equity, operating cash flow, investing cash flow, financing cash flow or the income statement change as a result of these corrections. We believe that the effects of the above correction are not material to our financial position, results of operations or liquidity for any period presented.

(2)	Summary of Significant Accounting Policies

The accounting policies as described herein are applicable to both the Predecessor and Successor financial statements unless specifically noted therein.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(a)	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that the estimates are reasonable.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions. The consolidated financial statements exclude the accounts of Holdings and VWR Investors, but do reflect Holdings’ investment cost basis allocated to the assets and liabilities acquired on June 29, 2007.

(c)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported as a separate component of stockholders’ equity.

Foreign currency translation adjustments for exchange gains and losses on transactions are included in other income (expense), net. Although the majority of our debt is denominated in U.S. dollars, subsequent to the Merger, we have a significant amount of foreign-denominated debt outstanding that is recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. Foreign currency translation adjustments for exchange gains and losses on transactions were as follows:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Exchange (losses) gains, net	$(67.1)	$3.1	$(2.0)	$2.8

During the years ended December 31, 2007, 2006 and 2005, we recorded net unrealized exchange gains (losses) based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar during such time periods. A 100 basis point (or 1.00%) change in foreign currency exchange rates associated primarily with €725.0 million foreign-denominated debt outstanding as of December 31, 2007 would have impacted our unrealized exchange loss by approximately $8.3 on a pre-tax basis.

(d)	Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Our cash equivalents consisted of overnight deposits with major banks and overnight investments in money market fund investments as of December 31, 2007 and 2006. The amount of restricted cash was $0.4 and $0.7 at December 31, 2007 and 2006, respectively.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(e)	Trade Accounts Receivable

The carrying amount of trade accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk exist as of December 31, 2007.

(f)	Inventories

Inventories, consisting primarily of products held for sale, are valued at the lower of cost or market, cost being determined principally by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and primarily the first-in, first-out (“FIFO”) method for all other subsidiaries. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in cost of goods sold within the statement of operations.

(g)	Property and Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method as follows: buildings and improvements, 10 to 40 years; equipment and software, 3 to 15 years. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.

(h)	Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Goodwill is tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We have elected to perform our annual test for indications of goodwill impairment in the fourth quarter of each year. Goodwill included in the consolidated financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger. During 2007, 2006 and 2005, the Company performed its annual impairment review of goodwill and concluded there was no impairment in either year.

We have determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive, or economic limitations and are expected to contribute to the generation of cash flows indefinitely. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or circumstances indicate a possible impairment. Our intangible assets with finite useful lives are amortized over their respective estimated useful lives on a straight-line basis.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(i)	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets used in operations when events or circumstances indicate a possible inability to recover carrying amounts. Such evaluations are based on undiscounted cash flows. An impairment charge is recorded when the carrying value of an asset exceeds the fair value of the asset. No impairment losses were recorded in 2007, 2006 or 2005.

(j)	Advertising

We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2007 and 2006 were $6.5 and $8.5, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods.

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Advertising expense	$14.5	$11.2	$21.5	$20.7

(k)	Revenue Recognition

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

Our service revenues, which represent a small part of our business, are primarily comprised of technical services, on-site storeroom services, warehousing and furniture design, supply and installation. Revenues related to technical services, on-site storeroom services and warehousing are recognized as the services are performed. Certain of our arrangements to provide on-site storeroom services contain multiple elements. We recognize revenue separately for each element based on the fair value of the element provided. The majority of contracts associated with our furniture design, supply and installation are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and cost to completion. Cost to completion is measured based on actual costs incurred to date compared to total estimated costs. Typically, the duration of such projects does not extend beyond two months.

We record shipping and handling charges billed to customers in net sales and record shipping and handling costs in cost of goods sold for all periods presented. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenues.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

and liabilities for financial reporting and income tax purposes and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

(m)	Insurance

We maintain corporate insurance programs with third parties in the areas of executive risk, commercial property, business interruption and casualty. We also self-insure certain risks inherent in our business which, taken together with the deductible levels and exclusions contained within our third party programs, results in our recording of accruals for incurred claims. Our ultimate exposure may be mitigated by amounts we expect to recover from third parties associated with such claims.

(n)	Pensions and Other Postretirement Plans

We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employee’s service period. During September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.

(o)	Stock-Based Compensation

We adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS 123R”), effective January 1, 2006, which requires companies to recognize in the income statement the grant date fair value of stock options and other forms of equity-based compensation issued to employees. We previously accounted for stock options granted to our employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, we did not recognize compensation expense for options granted to our employees because such options had an exercise price equal to their fair market value on the date of grant.

(p)	Financial Instruments and Derivatives

All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

We regularly enter into foreign currency forward contracts primarily to hedge exposures to fluctuations in foreign currency rates that arise from purchasing of products that are denominated in foreign currencies. Gains and losses on the foreign currency forward contracts generally offset gains and losses on certain expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from foreign currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

In connection with the Merger, we entered into two interest rate swaps that became effective on June 29, 2007. These interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss).

(q)	Investments

Prior to April 2007, we had a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which was accounted for using the equity method. The carrying amount of the 24% investment in KMF was $8.1 as of December 31, 2006. On April 2, 2007, we acquired the remaining 76% interest in KMF and discontinued equity method treatment, as KMF became a consolidated subsidiary.

Equity income, included in other income (expense), net for each of the reporting periods is shown in the table below:

	Predecessor
	January 1 - June 29,	Year Ended December 31,
	2007	2006	2005

Equity income	$0.4	$0.5	$0.5

The Company believes that this equity investment did not qualify as a variable interest entity.

(r)	Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. The accretion charge is reflected as a component of SG&A expenses. A corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.

(s)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments, pension and other postretirement benefit liability adjustments, realized and unrealized gains (losses) on derivatives and amortization of realized gains (losses) on derivatives. We report comprehensive income (loss) in our consolidated statement of stockholders’ equity and other comprehensive income (loss).

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Foreign currency translation adjustments	$117.3	$57.4
Realized loss on derivatives, net of taxes of $4.5	(7.3)	—
Amortization of realized loss on derivatives, net of taxes of $0.3	0.5	—
Unrealized (loss) gain on derivatives, net of taxes of $9.4 and $(0.1), respectively	(14.0)	0.2
Pension and other postretirement liability adjustments, net of taxes of $0.5 and $4.2, respectively	(0.4)	(6.8)

	$96.1	$50.8

(t)	Supplemental Cash Flow Information

For the periods June 30 — December 31, 2007 and January 1 — June 29, 2007, the Company paid cash for interest of $89.0 and $51.8, respectively. During the years ended December 31, 2006 and 2005, the Company paid cash for interest of $77.4 and $70.4, respectively.

For the periods June 30 — December 31, 2007 and January 1 — June 29, 2007, the Company paid cash for taxes of $25.7 and $14.1, respectively. During the years ended December 31, 2006 and 2005, the Company paid cash for taxes of $13.4 and $12.6, respectively.

(u)	New Accounting Standards

The following accounting standards were adopted during 2007. The impact, if any, of these accounting standards is included in our consolidated financial statements.

During July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective January 1, 2007.

During July 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which discusses the presentation of certain taxes in the income statement on either a gross or net basis. We have historically recorded such taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 on January 1, 2007 did not result in a change in our accounting policy.

During December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 was effective immediately for new and modified registration payment arrangements. In connection with the Merger, the Company entered into certain registration rights agreements with respect to the Senior Notes and Senior Subordinated Notes. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2007, we concluded that the likelihood of having to make any payments

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

under the arrangements was remote, and therefore did not record a contingent liability. The adoption of EITF 00-19-2 did not have any impact on our consolidated financial statements.

The following accounting standards will be adopted in the future.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued FSP FAS 157-2, providing a one-year deferral of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, however, retains its fundamental requirements. SFAS 141R requires that the acquisition method of accounting be used for all business combinations, rather than for business combinations in which control was obtained by transferring consideration only. In addition, SFAS 141R defines the acquirer, which was not previously defined under SFAS No. 141, as the entity that obtains control of one or more businesses in the business combination, and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of December 31, 2007, we do not have any noncontrolling or minority interests, therefore, we expect the adoption of SFAS 160 will have no impact.

(v)	Reclassifications

Certain amounts from prior periods presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(3)	Business Combinations and Acquisitions

(a)	The Merger

The Merger was accounted for under the purchase method of accounting. Under purchase accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The purchase accounting adjustments made in the accompanying consolidated financial statements are substantially complete. Once the final allocation is determined, any remaining excess of the investment over identifiable net assets acquired will be adjusted through goodwill. The following table summarizes the allocation of the purchase price as of December 31, 2007:

Merger consideration, including transaction costs of $108.8	$4,002.0
Net current assets	(986.0)
Property and equipment	(188.3)
Intangible assets acquired	(2,331.9)
Other assets	(26.3)
Current liabilities	595.1
Non-current liabilities	83.9
Deferred taxes	783.6

Goodwill	$1,932.1

Merger consideration in the consolidated statement of cash flows for the period June 30 — December 31, 2007 of $3,802.9 excludes cash and cash equivalents acquired of $135.8, management equity in the Predecessor of $35.6 exchanged for equity in Holdings and payments made in July 2007 related to the repayment of debt and interest of $25.7 and other liabilities of $2.0. Included in Merger consideration are pre-payment penalties and tender offer premiums of $93.0 related to debt obligations of the Company that were redeemed in connection with the Merger.

(b)	Successor Acquisitions

On November 1, 2007, we acquired Omnilabo International B.V. (“Omnilabo”), which is a Netherlands-based scientific laboratory supply distributor. The purchase price was funded from cash and cash equivalents on hand. The results of Omnilabo have been included in the European Lab segment from the date of acquisition on a consolidated basis.

On July 2, 2007, we acquired Bie & Berntsen A-S (“B&B”), which is a Danish scientific laboratory supply distributor. The purchase price was funded from cash and cash equivalents on hand. The results of B&B have been included in the European Lab segment from the date of acquisition on a consolidated basis.

(c)	Predecessor Acquisitions

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

On October 2, 2006, we acquired Sino Chemical Company (Pte.) Limited (“Sino”). Sino is located in Singapore and distributes laboratory chemicals, equipment and consumables. The purchase price was funded

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

from cash and cash equivalents on hand. The results of Sino have been included in the North American Lab segment from the date of acquisition on a consolidated basis.

(d)	Pro-Forma Financial Information

The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger and the acquisitions of KMF and B&B had occurred as of January 1, 2006. The below pro-forma financial information would not be materially different if we had included the acquisitions of Sino and Omnilabo.

	Year Ended December 31,
	2007(1)	2006

Net sales	$3,544.2	$3,317.1
Loss before income taxes	(204.5)	(103.8)
Net loss	(121.9)	(63.7)

(1)	Represents the mathematical sum of the 2007 predecessor (January 1 — June 29, 2007) and successor (June 30 — December 31, 2007) periods, including pro-forma adjustments.

These pro-forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization and income taxes. The pro-forma results also include an adjustment to remove the effect of the Company’s accounting for KMF as an equity method investment prior to April 1, 2007. The pro-forma results assume that certain effective interest rate swaps were established as of January 1, 2006, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger. These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger and the acquisitions of KMF and B&B occurred at the beginning of 2006, or of the future results of operations of the Company.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(4)	Goodwill and Other Intangible Assets

The following tables reflect changes in the carrying value of goodwill by segment from January 1, 2006 through June 29, 2007 (prior to the Merger) and from June 30 — December 31, 2007 (subsequent to the Merger):

	North	European	Science
	American Lab	Lab	Education	Total

Predecessor:
Balance at January 1, 2006	$647.3	$195.0	$67.7	$910.0
Allocation for Sino	1.4	—	—	1.4
Pre-CD&R Acquisition net operating and other tax loss benefits	(0.1)	(1.5)	—	(1.6)
Other	—	(0.1)	—	(0.1)
Currency translation changes	—	23.4	—	23.4

Balance at December 31, 2006	648.6	216.8	67.7	933.1
Adjustment related to adoption of FIN 48	(1.6)	—	—	(1.6)
Initial KMF allocation	—	29.8	—	29.8
Other	(0.1)	(0.4)	0.1	(0.4)
Currency translation changes	16.0	5.5	—	21.5

Balance at June 29, 2007	$662.9	$251.7	$67.8	$982.4

Successor:
Balance at June 30, 2007	$1,009.1	$744.0	$143.9	$1,897.0
Adjustments to initial Merger allocation	7.9	4.6	(44.3)	(31.8)
Restructuring charges, net of tax	0.3	7.3	—	7.6
Adjustments to previous restructuring, net of tax	—	(4.0)	—	(4.0)
Successor acquisitions	—	28.9	—	28.9
Other	(0.6)	0.2	—	(0.4)
Currency translation changes	5.5	62.0	—	67.5

Balance at December 31, 2007	$1,022.2	$843.0	$99.6	$1,964.8

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Successor		Predecessor
		Weighted		Weighted
		Average		Average
		Amortization		Amortization
	December 31,	Period	December 31,	Period
	2007	(Years)	2006	(Years)
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $18.8 and $20.5)	$736.5	20.0	$225.4	32.8
Customer relationships in Europe (net of accumulated amortization of $12.4 and $11.4)	480.3	20.0	74.6	20.3
Customer relationships in Science Education (net of accumulated amortization of $3.3)	127.7	20.0	—	—
Chemical supply agreement (net of accumulated amortization of $4.2 and $9.1)	54.1	7.0	23.6	10.0
Other (net of accumulated amortization of $1.5 and $1.0)	14.6	6.6	0.2	4.3

Total amortizable intangible assets (net of accumulated amortization of $40.2 and $42.0)	1,413.2	19.4	323.8	28.2
Indefinite-lived intangible assets:
Trademarks and tradenames	963.8		228.5

Total intangible assets, net	$2,377.0		$552.3

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. As of December 31, 2007, we have certain amortizable intangible assets recorded, related to our European Distribution Agreement with Merck KGaA, with an unamortized net book value of $54.1. Refer to Note 16(b) for further information related to this pre-acquisition contingency.

Amortization expense for each of the reporting periods is shown in the table below:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Amortization expense	$39.6	$7.8	$15.5	$14.8

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31:
2008	$80.5
2009	79.9
2010	79.7
2011	78.9
2012	78.5
Thereafter	1,015.7

$1,413.2

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(5)	Restructuring Activities

The Company has undertaken restructuring activities at acquired businesses, which have been accounted for in accordance with EITF Issue No. 95-3, “Restructuring of Liabilities in Connection with a Purchase Business Combination.” Restructuring activities typically include severance and facility closure costs. As of December 31, 2007, $7.4 of our aggregate restructuring liabilities are included in accrued expenses and $3.8 are included in other long-term liabilities.

In 2005, we recorded restructuring accruals of $24.5, primarily for severance and other exit costs including estimates for environmental remediation associated with cessation of operations at a plant in France and severance costs associated with the consolidation of certain sales and marketing personnel in our German and UK operations. These charges were recorded as adjustments to goodwill. In addition, we initiated cost reduction programs in response to relatively static market conditions and implemented reductions in force and other cost containment measures that were recorded as restructuring charges related to severance and facility exit costs totaling $20.6 during 2005 ($5.8 for North American Lab, $13.8 for European Lab and $1.0 for Science Education). During 2006, we reversed $1.0 of excess accruals and credited operations for North American Lab primarily as a result of the re-deployment of certain personnel originally included in the 2005 programs. As of December 31, 2006, $4.1 of our aggregate restructuring liabilities were included in accrued expenses and $5.8 were included in other long-term liabilities.

(6)	Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents held at financial institutions, accounts receivables, accounts payable, short- and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor. The carrying amounts for cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.

Our financial instruments are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swaps and foreign currency forward contracts, contain an off-balance-sheet risk of accounting loss, however, these financial instruments would not result in a significant loss to the Company if the other party failed to perform according to the terms of its agreement, as any such loss would generally be limited to the extent of unrealized gain on any contract.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(a)	Debt Instruments

The table below shows the carrying amounts and estimated fair values of our fixed rate long-term debt instruments.

	Successor		Predecessor
	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$675.0	$641.3	$—	$—
Senior Subordinated Notes	535.8	509.0	—	—
Predecessor Senior Notes	—	—	200.0	201.3
Predecessor Senior Subordinated Notes	1.0	1.0	320.0	329.6
Predecessor Senior Discount Notes	—	—	362.8	372.8
Predecessor Senior Floating Rate Notes	—	—	350.0	350.0

	$1,211.8	$1,151.3	$1,232.8	$1,253.7

The fair values of the our debt instruments as of December 31, 2007 were estimated based on quotes from a financial institution making a market in these debt instruments, except for the fair value of the Predecessor Senior Subordinated Notes, which have no ready market due to the relatively small size of the issue and absence of protective provisions that do not lend to comparison to other debt instruments. We believe the carrying value of our Predecessor Senior Subordinated Notes to be a reasonable approximation of fair value as of December 31, 2007.

(b)	Derivative Instruments

The tables below show our outstanding foreign currency forward contracts, fair value of the outstanding foreign currency forward contracts and pre-tax loss from settled contracts included in cost of goods sold for each of the reporting periods. The fair value of our foreign currency forward contracts was estimated based on period-end spot rates.

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Outstanding contracts (notional value)	$77.5	$55.0
Fair value of contracts	(0.2)	0.2

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31, 2007	January 1 - June 29, 2007	Year Ended December 31,
			2006	2005
Pre-tax loss	$(0.9)	$—	$(2.0)	$(1.5)

On June 20, 2007, Merger Sub entered into two interest rate swaps that became effective on June 29, 2007, and the obligations thereunder were assumed by the Company following the Merger. The interest rate swaps mature on December 31, 2012. As of December 31, 2007, the notional principal amount of the two interest rate swaps is $400.0 and €280.0 million ($408.9 on a U.S. dollar equivalent basis as of December 31, 2007). The aggregate fair value of the interest rate swaps as of December 31, 2007 was a liability of $25.3 and is reflected in other long-term liabilities. The Company recorded an unrealized loss of $13.9, net of $9.3 in taxes, for the period June 30 - December 31, 2007 related to these interest rate swap arrangements. The fair value of the interest rate swaps was estimated based on current market pricing models.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(c)	Pension Investments

In determining the funded status of certain pension plans that we sponsor, we evaluate the fair value of investments held by each plan. The fair value of pension plan holdings is determined through obtaining independent market quotations for underlying investment holdings.

(7)	Inventories

The table below shows the percentage of inventories determined using the LIFO method and the amount by which the LIFO cost is less than the current cost for each period.

	Successor
	December 31,	December 31,
	2007	2006
Percent using LIFO method	56%	58%
Amount less than current cost	$—	$3.3

(8)	Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Land	$17.0	$13.6
Buildings and improvements	101.5	96.8
Equipment and computer software	83.4	101.4
Capital additions in process	12.5	4.8

	214.4	216.6
Less accumulated depreciation	(13.7)	(59.7)

Property and equipment, net	$200.7	$156.9

Depreciation expense for each of the reporting periods is shown in the table below:

	Year Ended December 31,		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Depreciation expense	$13.6	$11.6	$25.9	$19.1

(9)	Accounts Payable

The Company maintains a centralized cash management system for certain U.S. accounts payable functions. Included in accounts payable at December 31, 2007 and 2006 are $4.6 and $15.5, respectively, of uncleared payments.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(10)	Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Other accrued expenses	$66.2	$63.1
Employee-related accruals	60.8	49.4
Income taxes payable	5.4	23.9
Accrued interest	35.3	16.1
Deferred income taxes	12.5	14.2
Restructuring-related accruals	7.4	4.1

	$187.6	$170.8

(11)	Debt

The following is a summary of our debt obligations:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Senior Secured Credit Facility	$1,491.2	$—
Senior Notes	675.0	—
Senior Subordinated Notes	535.8	—
Predecessor Senior Secured Credit Facility	—	448.7
Predecessor Senior Notes	—	200.0
Predecessor Senior Subordinated Notes	1.0	320.0
Predecessor Senior Discount Notes	—	362.8
Predecessor Senior Floating Rate Notes	—	350.0
Capital leases	5.5	5.8
Other debt	88.9	36.4

Total debt	2,797.4	1,723.7
Less short-term portion	(89.8)	(57.9)

Total long term-portion	$2,707.6	$1,665.8

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The following table summarizes the principal maturities of our debt as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total

Senior Secured Credit Facility	$—	$7.5	$14.9	$14.9	$14.9	$1,439.0	$1,491.2
Senior Notes due 2015	—	—	—	—	—	675.0	675.0
Senior Subordinated Notes due 2017	—	—	—	—	—	535.8	535.8
Predecessor Senior Subordinated Notes due 2014	—	—	—	—	—	1.0	1.0
Capital leases	0.9	0.8	0.8	0.8	0.8	1.4	5.5
Other debt	88.9	—	—	—	—	—	88.9

Total debt	$89.8	$8.3	$15.7	$15.7	$15.7	$2,652.2	$2,797.4

In connection with the financing of the Merger, Merger Sub incurred the following debt obligations: (1) the Senior Secured Credit Facility, (2) Senior Notes, and (3) the Senior Subordinated Notes. In connection with the Merger, the Company assumed all of these debt obligations.

(a)	Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($876.2 on a U.S. dollar equivalent basis as of December 31, 2007), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (including, without limitation, swingline borrowings and letters of credit, in each case, subject to certain sublimits). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.

The Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility. The total amount outstanding under any additional tranches of term loans or increases in the amount of commitments under the multi-currency revolving loan facility may not exceed in aggregate the lesser of $300.0 or an amount which would cause the Company to exceed certain ratios.

As of December 31, 2007, no amounts were outstanding under the multi-currency revolving loan facility. We had $9.6 of undrawn letters of credit and up to $240.4 of borrowing capacity under the multi-currency revolving loan facility as of December 31, 2007.

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

Security; Guarantees

The obligations under the Senior Secured Credit Facility are guaranteed by VWR Investors, the Company, and each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”).

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Investors, the Company and the Subsidiary Guarantors. Finally, the Senior Secured Credit Facility and the guarantees thereunder are secured by pledges of 100% of the capital stock of each of the Subsidiary Guarantors and 65% of the capital stock of each of its U.S foreign subsidiary holding companies (collectively, the “Collateral”).

Interest

As of December 31, 2007, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 7.33% and 7.27%, respectively, which includes a variable margin of 2.5%. As of December 31, 2007, there were no loans denominated in currencies other than U.S. dollars and Euros.

At our election, the interest rates on all U.S. dollar loans, other than swingline loans, may generally be based on either (1) the then applicable British Bankers Association London Interbank Offered Rate (commonly known as U.S. Libor) plus a variable margin, or (2) the then applicable alternate base rate (defined as the greater of the U.S. Prime lending rate or the Federal Funds effective rate plus 0.5%) plus a variable margin. Swingline loans shall be denominated only in U.S. dollars and based on the alternate base rate plus a variable margin. All loans denominated in Canadian dollars may generally be based on either (1) the then applicable Canadian prime interest rate plus a variable margin, or (2) the then applicable average offered interest rate for Canadian bankers’ acceptances plus a variable margin. All loans denominated in Euros shall generally be based on the then applicable interest rate determined by the Banking Federation of the European Union (commonly known as the Euribor rate) plus a variable margin. All loans denominated in currencies other than U.S. dollars, Canadian dollars and Euros shall generally be based on the then applicable London Interbank Offered Rate for each respective loan and currency of denomination plus a variable margin.

On June 20, 2007, Merger Sub entered into two interest rate swaps that became effective on June 29, 2007, and the obligations thereunder were assumed by the Company following the Merger. The interest rate swaps mature on December 31, 2012 with initial notional principal amounts of $425.0 (the “U.S. Dollar Swap”) and €300.0 million (the “Euro Swap”). Beginning on December 31, 2007, the notional value of the U.S. Dollar Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and carries a final notional principal amount of $160.0 for the period from December 30, 2011 through December 30, 2012. Under the U.S. Dollar Swap, the Company receives quarterly interest at a variable rate equal to three-month U.S. Libor and pays quarterly interest at a fixed rate of 5.45%. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the Euro Swap, the Company receives quarterly interest at a variable rate equal to three-month Euribor and pays quarterly interest at a fixed rate of 4.68%.

The interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). The interest rate swaps effectively fix the rate of interest we pay on approximately 65% of our outstanding U.S. dollar-denominated term loans and 47% of our outstanding Euro-denominated term loans as of December 31, 2007. Accordingly, approximately 35% and 53% of our U.S. dollar-denominated term loans and Euro-denominated term loans, respectively, are subject to interest at variable rates.

The fair value of the interest rate swaps as of June 29, 2007 was a liability of $1.3, net of $0.8 in taxes, representing a loss on derivative transaction, with a corresponding adjustment to accumulated other comprehensive loss, which will be amortized to interest expense over the life of the swaps. The aggregate fair value of the interest rate swaps as of December 31, 2007 was a liability of $25.3 and is reflected in other long-term liabilities. The Company recorded an unrealized loss of $13.9, net of $9.3 in taxes, for the period June 30 — December 31, 2007 related to these interest rate swap arrangements.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

In June 2007, in connection with the anticipated issuance of Euro-denominated debt, Merger Sub entered into a series of foreign currency forward agreements with notional amounts totaling €621.4 million. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge exposure to possible changes in foreign exchange rates between the Euro and U.S dollar. These agreements were settled on June 29, 2007 upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive income (loss), which will be amortized to interest expense over the life of the underlying Euro-denominated debt.

Interest expense incurred under the Senior Secured Credit Facility, net of the effect of interest rate swaps, during the period June 30 — December 31, 2007 was $59.4, including the amortization of realized derivative losses and deferred financing costs of $2.8.

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

(b)	The Senior Notes and Senior Subordinated Notes

The Senior Notes and Senior Subordinated Notes were issued pursuant to respective indentures, dated as of the closing date of the Merger, by and among Merger Sub, the Company and the Subsidiary Guarantors.

Ranking

The Senior Notes and Senior Subordinated Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the Senior Notes or the Senior Subordinated Notes (as the case may be). The Senior Notes, and related guarantees, rank senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes.

Maturity; Interest Payments

The Senior Notes will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15, beginning January 15, 2008. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company was required to pay, and did pay, Cash Interest for the January 15, 2008 payment date.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($182.5 on a U.S. dollar equivalent basis as of December 31, 2007) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes (June 2010), the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.

Interest expense incurred under the Senior Notes and Senior Subordinated Notes during the period June 30 — December 31, 2007 was $65.5, including the amortization of realized derivative losses and deferred financing costs of $2.0.

Guarantees

The obligations under the Senior Notes and Senior Subordinated Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Notes and Senior Subordinated Notes are not secured by any of the Company’s assets or the Subsidiary Guarantors’ assets.

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

Covenants

The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of December 31, 2007, the Company was in compliance with the indenture covenants.

Registration Rights

The Company entered into a Registration Rights Agreement with respect to the Senior Notes (the “Senior Notes Registration Rights Agreement”). The Company satisfied its obligations under the Senior Notes Registration Rights Agreement, and in February 2008, it completed the exchange offer pursuant to which 100% of the outstanding Senior Notes were exchanged for new Senior Notes registered with the Securities and Exchange Commission (“SEC”) and with the same terms.

The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum.

(c)	Bridge Loan

The Company entered into a bridge loan commitment arrangement to secure funding for the Merger. This bridge loan facility was not utilized because the Company issued the Senior Notes. The bridge loan fee of $3.4 was paid at closing and recorded to interest expense in the Successor financial statements as of June 30, 2007.

(d)	Predecessor Debt

Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions described below. The Predecessor Senior Floating Rate Notes, Predecessor Senior Discount Notes, Predecessor Senior Subordinated Notes, and Predecessor Senior Notes are collectively referred to as the “Predecessor Notes.”

In connection with the Merger, on May 30, 2007, Merger Sub commenced tender offers and consent solicitations for any and all of the Predecessor Notes, in each case, on the terms and subject to the conditions set forth in Merger Sub’s Offer to Purchase and Consent Solicitation Statement. On the closing date of the Merger, Merger Sub accepted and paid for the following Predecessor Notes tendered into the tender offers, primarily with the proceeds of the new debt obligations: (i) 100% of the outstanding Predecessor Senior Notes; (ii) approximately 99.69% of the outstanding Predecessor Senior Subordinated Notes; (iii) 100% of the outstanding Predecessor Senior Discount Notes; and (iv) approximately 92.72% of the outstanding Predecessor Senior Floating Rate Notes. On July 2, 2007, the Company redeemed the remaining outstanding Predecessor Senior Floating Rate Notes. Effective on the closing date of the Merger, the indenture relating to the

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

The unamortized deferred financing costs of $27.8 related to the debt obligations of the Company that were repaid or redeemed in connection with the Merger were written off and charged to interest expense in the period January 1 — June 29, 2007.

(e)	Other Debt

Other debt consists primarily of the aggregate bank overdraft positions of subsidiaries within our global cash pooling arrangement of $87.4 and $36.1 as of December 31, 2007 and December 31, 2006, respectively. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.

(12)	Income Taxes

(a)	Effects of the Merger

In connection with the Merger, the Company recorded significant deferred tax liabilities and deferred tax assets at the acquisition date. Incremental deferred tax liabilities were recorded primarily to reflect basis differences associated with intangible assets and property and equipment, which were adjusted to their respective fair value as of June 30, 2007.

(b)	Income Tax Benefit (Provision)

The components of (loss) income before the cumulative effect of a change in accounting principle and benefit (provision) for income taxes are as follows:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
United States	$(124.6)	$(54.1)	$19.0	$2.3
Foreign	32.9	20.2	60.1	40.6

Total	$(91.7)	$(33.9)	$79.1	$42.9

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The components of the benefit (provision) for income taxes are as follows:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Current:
Federal	$—	$—	$(2.9)	$2.6
State	—	—	(2.0)	(0.6)
Foreign	(17.6)	(7.4)	(22.4)	(21.2)

	(17.6)	(7.4)	(27.3)	(19.2)

Deferred:
Federal	14.2	15.6	(5.1)	(7.4)
State	8.4	0.2	(1.0)	(2.6)
Foreign	37.7	(0.1)	0.7	8.3

	60.3	15.7	(5.4)	(1.7)

Total tax benefit (provision)	$42.7	$8.3	$(32.7)	$(20.9)

In addition to providing an income tax benefit of $42.7 in our statement of operations, the Company also recorded tax benefits through goodwill and stockholders’ equity of approximately $103.0 and $25.0, respectively.

The benefit (provision) for income taxes in the accompanying statement of operations differs from the benefit (provision) calculated by applying the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006	2005
Statutory tax benefit (expense)	$32.1	$11.8	$(27.7)	$(15.0)
State income taxes, net of federal tax benefit	5.5	0.1	(2.0)	(2.0)
Change in foreign tax rates	34.6	—	(1.3)	—
Foreign rate differential	(1.0)	(0.1)	0.6	0.8
Dividend received from foreign operations	(25.5)	—	—	—
Nondeductible expenses	(1.2)	(3.3)	(0.6)	(1.0)
Change in valuation allowance	(3.1)	(0.1)	(0.3)	(2.7)
Other, net	1.3	(0.1)	(1.4)	(1.0)

Total tax benefit (provision)	$42.7	$8.3	$(32.7)	$(20.9)

During the period June 30 — December 31, 2007, the Company recorded an income tax benefit of $34.6 primarily as a result of a reduction in the German income tax rate. This tax benefit was partially offset by the recognition of tax expense of $25.5 related to dividends received from foreign operations, which were offset by operating losses and by operating loss carryforwards. The Company recorded valuation allowances of $3.1 during the period June 30 — December 31, 2007, primarily related to our operations in Ireland and for U.S. withholding tax.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(c)	Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are comprised of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$179.6	$43.1
Pension and other compensation benefits	10.4	23.0
Foreign currency translation loss	29.9	—
Foreign tax credit and alternative minimum tax carryforwards	5.1	4.0
Inventory overhead capitalization	2.7	2.5
Accrued expenses	4.4	6.7
Receivables	3.4	3.7
Transaction fees	12.0	—

	247.5	83.0
Valuation allowances	(36.2)	(39.5)

Total deferred tax assets, net of valuation allowances	211.3	43.5

Deferred tax liabilities:
Intangible assets	840.9	203.9
Property and equipment	23.0	12.6
Inventory valuation	19.1	19.0
Goodwill amortization	5.9	32.0
Other	1.8	—

Total deferred tax liabilities	890.7	267.5

Net deferred tax liabilities	$679.4	$224.0

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Deferred tax asset — current (included in other current assets)	$8.4	$4.1
Deferred tax asset — noncurrent	15.2	13.1
Deferred tax liability — current (included in accrued expenses)	(12.5)	(14.2)
Deferred tax liability — noncurrent	(690.5)	(227.0)

Net deferred tax liability	$(679.4)	$(224.0)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. At December 31, 2007, the Company had valuation allowances of $36.2 associated with certain foreign net operating loss carryforwards, foreign tax credit carryforwards and other deferred tax assets that are not expected to be realized. A significant component of the Company’s valuation allowance reflects

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

assessments prior to the Merger. Accordingly, should applicable losses, credits and deductions ultimately be realized, the resultant reduction in the valuation allowance will be recorded as a reduction to goodwill.

(d)	Other Matters

Neither income taxes nor foreign withholding taxes have been provided on $110.4 of cumulative undistributed earnings of foreign subsidiaries at December 31, 2007. These earnings are considered permanently invested in the business.

As of December 31, 2007, the Company has federal net operating loss carryforwards of $325.8 that begin to expire in 2025 and state net operating loss carryforwards of $406.3 with a corresponding state tax benefit of $26.6 that expire at various times through 2026. In addition, the Company has foreign net operating loss carryforwards of $169.4, which predominantly have indefinite expirations. These losses have full valuation allowances. Further, as of December 31, 2007, there are U.S. foreign tax credit carryforwards of $4.7 that will expire at various times through 2017.

The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.

(e)	Adoption of FIN 48 and Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.

As a result of the implementation of FIN 48, we identified a net unrecorded tax benefit of $1.3 related to uncertainties that existed prior to the CD&R Acquisition. Accordingly, the Company increased its deferred tax assets by $1.3, decreased the reserve for uncertain tax positions by $0.3, and credited goodwill for $1.6.

We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2003. Our U.S. federal income tax returns for 2004 and 2005 are currently under examination. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2000. Examinations are currently in process in Belgium and Germany. Except for one uncertain tax position, for which we have established a reserve, substantially all state and local income tax matters have been finalized through 2001. Based on the status of examinations, it is not reasonably possible that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through December 2008, if any, to the reserve for uncertain tax positions.

After adoption of FIN 48, the liability for uncertain tax positions was $8.3 as of January 1, 2007, which included $1.3 of accrued interest and estimated tax penalties. Since all uncertainties are from predecessor periods, any tax benefit, if recognized, would be recorded as a decrease to goodwill and would have no effect on the Company’s effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.

Subsequent to January 1, 2007, the liability for uncertain tax positions has increased by approximately $7.2 to $15.5 as of December 31, 2007. Aside from accruals for interest and penalties of approximately $0.3 and currency translation changes of $0.2, substantially all changes in tax uncertainties pertain either directly to the Merger or relate to uncertain positions from the predecessor period and, accordingly, have increased

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

goodwill by a corresponding amount. A reconciliation of the reserve associated with uncertain tax positions as of the adoption date through December 31, 2007 is as follows:

Balance at January 1, 2007	$7.0
Tax positions related to the current year — additions	7.0
Additions for the tax positions of prior years	0.2
Tax positions related to prior years — reductions	(0.3)

Balance at December 31, 2007	$13.9

(13)	Benefit Programs

The Company sponsors various retirement plans for most full-time employees. Effective June 1, 2005, the Company curtailed our U.S. defined benefit plan, increased the rate of employer matching contributions to our defined contribution plan, increased rates of employee contributions to fund ongoing medical benefits, and eliminated the carryover of vacation days by the end of 2006.

(a)	Effects of the Merger

We have remeasured the unfunded status of our pension obligations as of the Merger. As a result, our unfunded status decreased by $13.6.

(b)	U.S. Defined Benefit Plan

The U.S. defined benefit plan (“U.S. DB Plan”) is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. The U.S. DB Plan excluded employees covered by collective bargaining agreements who participated in independently operated plans. Pension plan benefits for the U.S. DB Plan are based primarily on participants’ compensation and years of credited service. The Company generally funds the minimum amount required by applicable laws and regulations. As a result of the decision to curtail the U.S. DB Plan, future benefits were frozen effective May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. As a result of the freeze of the U.S. DB Plan, there have been no new participants since the freeze date. As of December 31, 2007, the plan covered approximately 3,850 participants.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The Company uses a December 31 measurement date for the U.S. DB Plan. The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31, 2007		Predecessor
	Successor	Predecessor	Year Ended
	June 30 -	January 1 -	December 31,
	December 31, 2007	June 29, 2007	2006
Change in benefit obligation:
Benefit obligation — beginning of period	$141.7	$147.4	$150.4
Service cost	0.9	1.0	2.3
Interest cost	4.4	4.3	8.3
Actuarial loss (gain)	6.5	(8.7)	(7.7)
Benefits paid	(2.9)	(2.3)	(4.5)
Curtailment	—	—	(1.4)

Benefit obligation — end of period	150.6	141.7	147.4

Change in plan assets:
Fair value of plan assets — beginning of period	137.4	129.3	107.1
Actual gain on plan assets	10.7	7.7	14.3
Company contributions	2.7	2.7	12.4
Benefits paid	(2.9)	(2.3)	(4.5)

Fair value of plan assets — end of period	147.9	137.4	129.3

Funded status	$(2.7)	$(4.3)	$(18.1)

Amounts recognized in the consolidated balance sheet were as follows:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Other long-term liabilities	$(2.7)	$(18.1)
Accumulated other comprehensive income (loss) — pre-tax	0.8	4.4

The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension cost at December 31, 2007 and 2006 relates to an actuarial loss. The accumulated benefit obligation was $150.6 and $147.4 at December 31, 2007 and 2006, respectively.

Net periodic pension cost includes the following components:

	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Service cost	$0.9	$1.0	$2.3	$4.6
Interest cost	4.4	4.3	8.3	8.2
Expected return on plan assets	(5.0)	(5.4)	(9.1)	(8.5)
Recognized net actuarial loss	—	—	0.4	—

Net periodic pension cost	$0.3	$(0.1)	$1.9	$4.3

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

In addition to the net periodic cost above, the following increases (decreases) in the liability included in other comprehensive income (loss) occurred:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Increase (decrease) in liability included
in other comprehensive income (loss)	$0.8	$—	$(12.7)	$17.1

The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 -	January 1 -	Year Ended
	December 31,	June 29,	December 31,
	2007	2007	2006	2005
Discount rate for benefit obligation at period end	6.05%	6.35%	5.95%	5.65%
Discount rate for net periodic pension cost	6.35%	5.95%	5.65%	5.90%
Expected rate of return on plan assets for net periodic pension cost	6.50%/8.25%	8.25%	8.25%	8.25%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%

We select our discount rate by reviewing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA”, respectively. Based on our review, at December 31, 2007, we selected 6.05% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments. The expected rate of return on plan assets for net periodic pension cost was 8.25% from January 1 — September 30, 2007 and 6.50% from October 1 — December 31, 2007.

Primarily as a result of the curtailment of the U.S. DB Plan and freezing of benefits for most participants on May 31, 2005, the Company conducted an asset-liability study during 2007 with the objective of reducing its financial exposure to adverse future changes in plan expense and funding obligations. Based on the study findings, the U.S. DB Plan’s principal investment objectives were amended during the third quarter of 2007 to increase the asset allocation to longer duration fixed income investments while simultaneously reducing its exposure to equity market returns. Accordingly, the U.S. DB Plan reallocated its investment holdings during the third and fourth quarters of 2007 to become compliant with the new investment objectives. As a result, the expected rate of return on plan assets was revised downward to 5.70% as of December 31, 2007. The expected rate of return on equity plan assets was based on historical equity market returns for each equity asset class while the expected return on fixed income and money market investments was based on the effective yield on those investments at year end.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The table below shows the new asset allocation target range as of December 31, 2007 and the December 31, 2007 and 2006 positions for each asset class:

	Target
	Range at	Successor	Predecessor
	December 31,	December 31,	December 31,
	2007	2007	2006
Fixed income funds and money market funds	80-90%	81%	29%
Domestic equity funds	5-10%	11%	59%
International equity funds	5-10%	8%	12%

		100%	100%

The Company does not expect to make contributions to the U.S. DB Plan in 2008.

The following benefit payments, which reflect expected future service, are expected to be paid:

2008	$5.5
2009	5.9
2010	6.2
2011	6.6
2012	7.1
2013 — 2017	44.2

(c)	Other U.S. Benefit Plans

The Company also sponsors defined contribution plans and a supplemental pension plan for certain senior officers. The supplemental pension plan also was frozen on May 31, 2005; it covered three active participants as of December 31, 2007. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Defined contribution plans	$3.7	$4.5	$6.2	$3.5
Union-sponsored plans	0.7	0.4	0.7	0.8
Supplemental pension plan	0.3	0.3	0.4	0.3

The Company provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Postretirement benefit obligations	$2.4	$2.6
Weighted average discount rate	6.05%	5.95%
Health care cost trend rate assumed for next year	9.50%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2007 by approximately $0.5.

(d)	Non-U.S. Benefit Plans

The Company has defined benefit pension plans at various foreign subsidiaries. Our significant Non-U.S. defined benefit plans are in Germany, the UK and France.

Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Our UK subsidiary has established two defined benefit plans to provide for the benefits previously covered under the Merck KGaA sponsored defined benefit plans prior to the CD&R Acquisition. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. In addition, the Company has several small defined benefit pension plans at other locations.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The Company uses a December 31 measurement date for these non-U.S. defined benefit plans. Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 -	January 1 -	Year Ended
	December 31,	June 29,	December 31,
	2007	2007	2006
Change in benefit obligation:
Benefit obligation — beginning of period	$102.3	$104.6	$88.9
Service cost	1.3	1.3	2.9
Interest cost	2.8	2.5	4.3
Plan participants’ contributions	0.3	0.3	0.4
Actuarial (gain) loss	(3.0)	(6.4)	0.6
Benefits paid	(1.7)	(2.5)	(4.4)
Currency translation changes	1.8	2.5	11.9

Benefit obligation — end of period	103.8	102.3	104.6

Change in plan assets:
Fair value of plan assets — beginning of period	73.1	70.7	58.8
Actual gain on plan assets	1.1	1.7	5.0
Company contributions	0.8	0.8	2.4
Plan participants’ contributions	0.3	0.3	0.5
Benefits paid	(1.3)	(2.1)	(4.4)
Currency translation changes	(0.8)	1.7	8.4

Fair value of plan assets — end of period	73.2	73.1	70.7

Funded status	$(30.6)	$(29.2)	$(33.9)

Amounts recognized in the consolidated balance sheet were as follows:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Other assets	$4.6	$—
Accrued expenses	—	(0.9)
Other long-term liabilities	(35.2)	(33.0)
Accumulated other comprehensive income (loss) — pre-tax	(1.0)	5.8

The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension cost at December 31, 2007 relates to net actuarial gains. The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension cost at December 31, 2006 related to actuarial losses.

The combined accumulated benefit obligation was $96.8 and $97.4 at December 31, 2007 and 2006, respectively.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Combined net periodic pension cost includes the following components:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Service cost	$1.3	$1.3	$2.9	$3.4
Interest cost	2.8	2.5	4.3	4.0
Expected return on plan assets	(2.6)	(2.3)	(3.9)	(3.5)
Recognized net actuarial loss	—	0.2	0.3	0.1

Net periodic pension cost	$1.5	$1.7	$3.6	$4.0

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Discount rate for benefit obligation	5.55%	5.43%	4.83%	4.56%
Discount rate for net periodic pension cost	5.43%	5.15%	4.57%	5.05%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.90%	6.60%	6.17%	6.58%
Assumed annual rate of compensation increase for benefit obligation	3.93%	3.61%	3.37%	3.19%
Assumed annual rate of compensation increase for net periodic pension cost	3.87%	3.70%	3.20%	3.36%

The Company expects to make contributions to the French and UK plans of approximately $1.7 in 2008.

The table below shows the combined asset allocation target and the combined December 31, 2007 and 2006 positions for each asset class:

	Target at	Successor	Predecessor
	December 31,	December 31,	December 31,
	2007	2007	2006
Equity securities	70%	67%	68%
Debt securities	30%	33%	32%

		100%	100%

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008	$3.5
2009	3.1
2010	4.0
2011	3.5
2012	3.9
2013 — 2017	21.2

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(e)	Other Non-U.S. Postemployment Benefits

Certain of the Company’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $2.0 and $1.5 at December 31, 2007 and 2006, respectively.

(14)	Share-Based Compensation

(a)	Successor Equity Plan

Holdings has established the 2007 Securities Purchase Plan (“Successor Equity Plan”) pursuant to which members of management, Board of Directors members (“Board Members”) and consultants (“Consultants”) may be provided the opportunity to purchase equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), and unvested Class A Common Units (“Founders Units”).

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

The Common Units, which are fully vested upon issuance, each are entitled to one vote for all matters to be voted on by holders of equity units. The Common Units are subordinate to the Preferred Units, including the unpaid yield on the Preferred Units. Holders of Common Units will be entitled to participate in distributions, if and when approved by Holdings’ Board of Managers, ratably on a per-unit basis.

The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. The vesting of the Founders Units impacts the purchase price applicable to the repurchase and put options described below, but the Founders Units are owned upon issuance.

2007 Successor Equity Plan Activity and Accounting Model — Management Investors

On June 29, 2007 and during the period June 30 — December 31, 2007, certain members of management (“Management Investors”) acquired an aggregate of $36.4 and $5.2, respectively, in the equity units of Holdings. The investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions (the “Preferred/Common Ratio”). The Founders Units have only been issued to members of management.

The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the excess is recognized under SFAS 123R, as compensation expense over the applicable four-year vesting period. An independent appraisal of the fair value of the equity units indicated that, for SFAS 123R purposes, the fair value of the equity units issued in connection with the Merger and during the period June 30 —

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

December 31, 2007 exceeded their original cost by $14.1. During the period June 30 — December 31, 2007, we recognized non-cash compensation expense relating to the Founders Units of $1.7, which was classified as SG&A expenses. As of December 31, 2007, there was $12.4 of unamortized compensation related to unvested Founders Units, which will be amortized to compensation expense over their four-year vesting period (a weighted average period of 3.5 years at December 31, 2007).

The Management Agreements include certain repurchase and put options that are triggered if a Management Investors’ employment is terminated. Upon the termination of a Management Investors’ employment, Holdings and its affiliates would first have an option to repurchase the Management Investors’ equity units. If Holdings or its affiliates do not exercise the option, then the Management Investor has the right to put the equity units to Holdings. Under the put option, Holdings’ payment to the Management Investor would be made in cash for the Preferred Units and via the issuance of a subordinated promissory note for the Common Units and Founders Units.

Under the repurchase option or put option, the purchase price for the Preferred Units would be their original cost plus any accrued and unpaid dividends (the “Preferred Unit Redemption Value”). The purchase price for the Common Units and the vested Founders Units would be based on a calculation of value, in accordance with the relevant transaction documents (the “Calculated Value”), which considers the enterprise value of Holdings, the Preferred Unit Redemption Value, and the number of outstanding Common Units and Founders Units. The purchase price for the unvested Founders Units would be the lower of the Calculated Value or their original cost. In the event a Management Investor has been terminated for “cause” (as defined in the Management Agreements), the purchase price for the vested and unvested Founders Units and Common Units would be the lower of the Calculated Value or their original cost. The Company may be required to fund the repurchase of units by Holdings under the Successor Equity Plan.

As a result of the put option, the equity units issued to the Management Investors are subject to a repurchase obligation due to events outside of our control. We therefore classify all equity units held by Management Investors outside of permanent equity on our consolidated balance sheet. As of December 31, 2007, we have $43.2 recorded as redeemable equity units, which reflects the aggregate amount that would be paid to the Management Investors for the equity units pursuant to the put option as of the balance sheet date. On a quarterly basis, we will adjust the reported carrying value of redeemable equity units based on the Preferred Unit Redemption Value and Calculated Value as of that date, which will result in a corresponding adjustment to additional paid-in capital.

During the period June 30 — December 31, 2007, we adjusted the reported carrying value of redeemable equity units by $8.7 with a corresponding adjustment to additional paid-in capital related primarily to the additional equity units purchased by the Management Investors as well as vesting with respect to Founders Units subsequent to the Merger.

2007 Successor Equity Plan Activity — Board Members and Consultants

Certain Board Members and Consultants acquired an aggregate of $4.9 in the equity units of Holdings. These investments were allocated to the Preferred Units and Common Units consistent with the Preferred/Common Ratio, but certain of the Board Members and Consultants also were permitted to acquire additional Common Units, in accordance with their respective Unit Purchase Agreements.

During the period June 30 — December 31, 2007, we recognized non-cash compensation expense of $1.0 relating to the equity units acquired by the Board Members and Consultants, which was classified as SG&A expenses. The non-cash compensation expense, which is equal to the fair value of the equity units issued to Board Members and Consultants in excess of their original cost, was immediately recognized due to the lack of a service or vesting condition.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(b)	Predecessor Stock Plan

Shortly after the CD&R Acquisition, we adopted the Predecessor Stock Plan. Our prior Board of Directors granted rights to purchase shares of our common stock, options to purchase shares of our common stock, shares of our common stock, restricted stock units and other share-based awards to certain of our executive officers, other employees and our directors who were not also our employees or associated with CD&R. Options granted provided for vesting in equal annual installments on the first five anniversaries of the grant date and expired ten years from the grant date. Restricted stock units granted represented a future right to receive shares of our common stock. Awards vested earlier upon a change of control or certain other circumstances.

2007 Activities

During the first quarter of 2007, we sold 500 shares to one of our employees at $98.64 per share. Coincident with this purchase, the employee was granted options to purchase 1,000 shares at $98.64 per share. During the period January 1 — June 29, 2007, we issued 1,257 shares to our directors who were not also our employees or associated with CD&R for director compensation.

2006 Activities

During the first quarter of 2006, we sold 19,643 shares to our President and Chief Executive Officer at $56.00 per share. The offer to purchase the shares was issued in the fourth quarter of 2005 when the fair market value was $75.00 per share. Coincident with this purchase, this executive was granted options to purchase 58,929 shares at $75.00 per share.

During the second quarter of 2006, we offered eighty-five of our officers and employees the option to purchase 40,166 shares at $75.00 per share. The fair value of this purchase option of $1.3 was charged to operations in the second quarter of 2006. Fifty-one of our officers and employees ultimately purchased 25,070 shares. In connection with these purchases, these officers and employees were to be granted two options, for each share purchased, at grant date fair value during the third quarter of 2006. As a result of the delay in the issuance of the options, these officers and employees received a special bonus totaling $2.2 that was recorded as a compensation charge, primarily in the third quarter of 2006.

During the third quarter of 2006, we sold 4,201 shares to our President and Chief Executive Officer at $119.00 per share. Coincident with this purchase, this executive was granted options to purchase 12,603 shares at $119.00 per share. Also during the third quarter of 2006, we granted options to purchase 49,140 shares at $119.00 per share to fifty of our officers and employees in connection with the offering discussed above that occurred in the second quarter of 2006.

In December 2006, we used the net proceeds from the sale of the Predecessor Senior Floating Rate Notes to pay a distribution to the holders of our common stock. Under the terms of the Predecessor Stock Plan, this distribution required an adjustment to the exercise price or other terms of all stock options outstanding under the Predecessor Stock Plan to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all outstanding stock options was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to sufficiently lower the exercise price of certain stock options. As a result, we made cash payments in the form of special payments of $13.5 to certain holders of vested and unvested stock options, to ensure that such holders maintained the same rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced. These payments constitute a partial settlement of certain outstanding stock options and, in accordance with the provisions of SFAS 123R, $1.4 of this payment was recorded as a

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

compensation charge, which represents a portion of the unamortized grant date fair value of the unvested options that was accelerated as of the date of payment. In addition, we also charged $12.1 of the payment to additional paid-in capital in accordance with SFAS 123R, since there was no incremental value being provided in connection with the transaction.

Also during 2006, we issued 3,373 shares to our directors who were not also our employees or associated with CD&R for director compensation.

2005 Activities

During 2005, we offered certain of our officers and employees the opportunity to purchase shares of our common stock for a purchase price equal to $56.00 per share, which was the fair market value of a share on the offer date. Eighteen of our officers and employees, and one of our directors who are not also our employees or associated with CD&R purchased a total of 23,407 shares and were granted options to purchase 45,920 shares at $56.00 per share. In connection with the acquisition of Advanced Instruments Sales & Services, Inc., we issued 8,929 shares, as consideration (for value of $0.5), and granted options to purchase 17,858 shares. Because the option exercise prices equaled the fair market value per share of our common stock at the time of grants, under APB 25 no compensation expense related to these stock options is reflected in the Company’s 2005 income statement.

In November 2005, in connection with the hiring of our President and Chief Executive Officer, we offered this executive officer the opportunity to purchase 35,714 shares of our common stock for a purchase price of $56.00 per share when the fair market value was $75.00 per share. As a result of this discount we recorded a compensation charge of $0.7 using the intrinsic value guidance in APB 25.

Also during 2005, we issued 5,625 shares to certain directors who were not also our employees or associated with CD&R for director compensation.

Valuation Model

The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods are as follows:

	January 1 -
	June 29,	Year Ended December 31,
	2007	2006	2005

Fair value of options granted	$42.96	$43.07	$25.56
Risk-free interest rate	4.53%	4.69%	4.11%
Expected life of options	6.5 years	6.5 years	6.5 years
Volatility	34%	34%	38%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant, the expected life was calculated using the “simplified” method and volatility was estimated based on historical peer group industry data. We recognized compensation expense for our stock options granted to our employees that contain pro-rata vesting on a straight-line basis.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Summary of Employee Option Activity

Information regarding our stock options granted to our employees under the Predecessor Stock Plan for each of the reporting periods is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2005	484,590	50.52
Granted	63,778	56.00
Forfeited	(63,320)	50.52
Canceled	(1,320)	50.52

Outstanding at December 31, 2005	483,728	51.24
Granted	120,672	97.51
Forfeited	(57,485)	51.58
Canceled	(3,421)	52.17
Exercised	(25,660)	50.52

Outstanding prior to distribution	517,834	62.04
Repricing due to distribution:
Canceled	(517,834)	62.04
Granted	456,591	24.66
Granted	61,243	59.64
Forfeited	(2,100)	24.66

Outstanding at December 31, 2006	515,734	28.81
Granted	1,000	98.64
Forfeited	(900)	24.66
Exercised	(5,900)	24.66
Settled pursuant to the Merger	(509,934)	29.01

Outstanding at June 29, 2007	—	—

Option Exercises

Cash received as a result of stock options exercised was $0.2 and the tax benefit realized was immaterial for the period January 1 — June 29, 2007. Cash received as a result of stock options exercised was $1.3 and the tax benefit realized was $0.1 for the year ended December 31, 2006. Total intrinsic value related to stock options exercised was $0.4 for the period January 1 — June 29, 2007 and $0.7 for the year ended December 31, 2006. No options were exercised prior to 2006.

Restricted Stock Unit Grants Under the Predecessor Stock Plan

During the first quarter of 2007, we granted 3,500 restricted stock units to certain of our officers at a grant-date fair value of $98.64 per share, that were to vest in equal annual installments over a five-year period.

In 2005, we granted 21,333 restricted stock units with a total fair market value of $1.6 to certain of our officers and other key executives that were to vest in equal annual installments over a five-year period. The restricted units were to vest earlier in certain circumstances if the Company experienced a change of control.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The granting of these units increased additional paid-in capital by $1.6 and a contra-equity account of unamortized value of restricted stock issued of $1.6. The unamortized value of restricted stock issued of $1.6 as of the adoption date of January 1, 2006 was eliminated against additional paid-in capital. The unearned compensation was being recognized as compensation expense over the five-year vesting period of the restricted units granted. Compensation expense related to these restricted stock units was $0.3 for the year ended December 31, 2006.

In 2004, we granted 5,000 restricted stock units to one of our executive officers that would have vested on the seventh anniversary of his commencement of employment with the Company. The granting of these units increased additional paid-in capital by $0.3 and a contra-equity account of unamortized value of restricted stock units issued of $0.3. The unearned compensation was being amortized as compensation expense over the seven-year vesting period of the restricted stock units granted. As a result of this executive’s resignation in December 2005, the compensation expense previously recorded and the $0.3 increases to additional paid-in capital and the contra-equity account of unamortized value of restricted stock issued were reversed in the December 31, 2005 financial statements.

Guaranteed Loans

In connection with certain of the Predecessor Equity Plan offerings to participants who are not also executive officers, we arranged through a third party financial institution to help these participants purchase their shares. The Company guaranteed an aggregate principal amount of $0.5 as of December 31, 2006 borrowed by individuals under this arrangement. The Company becomes liable for such amounts in the event that a participant would fail to repay the principal and interest when due. The Company determined that the obligation for the fair value of the guarantee was immaterial.

Given the Company’s guarantee of the loan balances, we considered the proceeds received from the sale of our common stock to represent an obligation that may be redeemable upon the occurrence of an event that is not within our control. Therefore, to the extent the loans guaranteed by the Company were outstanding, we presented the balance that may become due outside of stockholders’ equity. Concurrent with the Merger, all guaranteed loans were repaid by the employees and, consequently, no further liabilities for guaranteed loans exist.

Impact of the Merger

In accordance with the terms of the Predecessor Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. We expensed the unamortized grant date fair value of $6.5 relating to all unvested options and $1.4 relating to all unvested restricted stock units in the period January 1 — June 29, 2007. Total intrinsic value related to stock options and restricted stock units settled as of the Merger was $168.3. Share-based compensation of $9.0, including the acceleration of unamortized grant date fair value as of the Merger, was recorded to selling, general and administrative (“SG&A”) expenses in the period January 1 — June 29, 2007.

(c)	Adoption of SFAS 123R

We adopted SFAS 123R effective January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method. Compensation cost includes the cost for all options granted prior to, but not yet vested as of January 1, 2006 and all prospective awards without restatement of prior periods. The impact of adopting SFAS 123R, including the second quarter 2006 charge for the stock purchase options of $1.3 discussed above, the December 2006 charge of $1.4 discussed above and stock-based compensation associated with outstanding options of $1.9 for the year ended December 31, 2006 was an increase to SG&A expenses of $4.6, and a reduction to income tax provision of $1.8.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Had compensation expense for our stock options granted been determined based on the fair value at the grant date for awards under the Predecessor Stock Plan, consistent with the provisions of SFAS 123R, the Company’s net income would have approximated the pro-forma amounts indicated below:

Year Ended
December 31,
2005

Net income, as reported	$21.5
Add: stock-based compensation expense in reported net income, net of tax	0.5
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(1.4)

Pro-forma net income	$20.6

(15)	Asset Retirement Obligations

Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities including the removal of certain leasehold improvements. We adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) effective December 31, 2005. As a result of the adoption of FIN 47, the Company recognized a $2.3 non-current liability for asset retirement obligations and $1.5 in capitalizable costs, net of accumulated amortization of $0.5. A charge of $0.5, net of a net deferred tax benefit of $0.3, was also recorded as the cumulative effect of a change in accounting principle for the year ended December 31, 2005.

Costs related to FIN 47 were not material during the period January 1 — June 29, 2007, the period June 30 — December 31, 2007 or for the years ended 2006 and 2005.

(16)	Commitments and Contingencies

(a)	Lease Commitments

The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Rental expense	$18.9	$17.6	$31.3	$33.4

Future minimum lease payments as of December 31, 2007, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Year ended December 31:
2008	$31.5
2009	24.6
2010	21.1
2011	14.7
2012	11.3
Thereafter	34.1

Total minimum payments	$137.3

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(b)	Contingencies

We are involved in various environmental, contractual and product liability cases, claims, assessments and inquiries, which are considered routine to our business and from time to time the Company is named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we have provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO, which has not yet replied. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. In connection with the Merger, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of December 31, 2007, the unamortized net book value of these intangible assets was $54.1.

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

(c)	Employment Agreements

In connection with the Merger, the Board of Directors of the Company approved new employment agreements for certain members of our senior management. These agreements include certain non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $12.1 as of December 31, 2007.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(17)	Transactions with Related Parties

(a)	Transactions with Madison Dearborn and Avista Capital Partners

As of December 31, 2007, Madison Dearborn and Avista Capital Partners, LLC (“Avista”), through certain of their investment funds, beneficially own approximately 75.2% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. On the closing date of the Merger, an affiliate of Madison Dearborn received a fee of $35.6 for transaction services rendered in connection with the Merger pursuant to an agreement entered into on the closing date of the Merger between the Company and this affiliate (the “Management Services Agreement”). This fee was recorded as a reduction to additional paid-in capital, net of a $10.2 tax benefit.

The Management Services Agreement was amended in August 2007 to add an affiliate of Avista as a party. Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors.

(b)	Transactions with Goldman, Sachs & Co.

As of December 31, 2007, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own approximately 4.3% of our total outstanding common stock through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the Merger, Goldman provided financial advisory services to the Company as well as a bridge loan commitment to the Company to secure financing. Goldman was also a joint lead arranger, joint bookrunner, and syndication agent for the Company’s Senior Secured Credit Facility, and was an initial purchaser of the Senior Notes and sole purchaser of the Senior Subordinated Notes. For their services, financing commitments and participation in the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, Goldman was paid $59.2. In addition, Goldman was and currently is a lender under the Company’s Senior Secured Credit Facility for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility.

(c)	Transactions with Merck KGaA

Merck KGaA was a related party prior to the CD&R Acquisition. Merck KGaA and/or its affiliates and the Company have entered into various transactions and agreements in the ordinary course of business. We continue to have a significant relationship with Merck KGaA. The following summarizes significant transactions between the Company and Merck KGaA:

Purchases from Merck KGaA

We purchase certain chemical products for resale from Merck KGaA for which we pay Merck KGaA in the normal course of business.

In connection with the CD&R Acquisition, the Company entered into a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The initial term of the agreement is five years, and we may extend the agreement for a second five-year term if we satisfy certain conditions, including

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

annual purchase targets. Merck KGaA has the right to terminate the distribution agreement if certain events occur. To date, we have exceeded the annual purchase targets under the agreement, and have informed Merck KGaA that we wish to extend the agreement effective April 2009 for a second five-year term. Merck KGaA has acknowledged receipt of our extension notice and has accepted the contract extension subject to us continuing to fulfill our contractual obligations in the last year of the first five-year term, which commences April 2008.

In connection with the CD&R Acquisition, the Company also entered into five-year distribution agreements with Merck KGaA, ending April 2009, to distribute certain chemical products in North America and certain Bioscience products in Europe and North America. The North America chemical distribution agreement automatically extends for a second five-year term unless either party submits a termination notice at least 12 months prior to the expiration of the initial term. Merck KGaA may terminate the North America chemical distribution agreement if certain events occur.

In addition, the Company entered into a supply agreement with Merck KGaA, pursuant to which it agreed to continue to manufacture certain of our private label products for an initial period of three years from April 7, 2004, and thereafter to provide technical assistance in transitioning their manufacture to other manufacturers. During 2005, this agreement was extended through December 31, 2007. Effective January 1, 2008, we entered into a new supply agreement with Merck KGaA that relates to only a small portion of the products covered by previous supply agreements. We do not expect to rely on Merck KGaA in future periods for a significant amount of our private label product needs.

Purchases from Merck KGaA, included in cost of goods sold and inventory, were $295.7, $283.3 and $288.7 for the years ended December 31, 2007, 2006 and 2005, respectively.

Information Services

The Company depends on Merck KGaA to host certain enterprise systems, fulfill hardware support requirements and conduct related information technology functions, including the operation and support of the main enterprise resource planning and business warehouse software and databases for our European companies. During 2007, we entered into a new information services master agreement with Merck KGaA with respect to these information services. The new agreement has a six-year term that commenced January 1, 2007, although individual services may be terminated during the term following a notice period. Merck KGaA may terminate the information services master agreement if certain events occur.

(d)	Transactions with CD&R

Under the terms of a consulting agreement between the Company and CD&R, the Company was required to pay an annual consulting fee of $1.5 for financial advisory and management consulting services. The consulting agreement also included a provision that CD&R would be paid an additional fee of $0.5 for any period CD&R provided the Company with an individual to be our Chief Executive Officer. In accordance with this provision, we paid $0.3 to CD&R in 2005. The consulting agreement with CD&R was terminated in connection with the Merger.

(e)	Services performed by Debevoise & Plimpton LLP

The Company was provided legal services by Debevoise & Plimpton LLP. A senior member of that law firm is related to a principal of CD&R who resigned from our Board of Directors in 2006. In 2007 prior to the Merger, the Company was provided legal services totaling $2.5, which are included in Merger expenses. Total fees for services rendered during 2006 and 2005 were $1.4 and $0.3, respectively.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(f)	Services performed by SIRVA, Inc.

The Company is provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Three former members of our Board of Directors were also members of SIRVA’s Board of Directors, and one member of our Board of Directors served as the President and Chief Executive Officer of SIRVA. SIRVA was a portfolio company of certain funds managed by CD&R. Total expenses incurred with SIRVA during the period January 1 — June 29, 2007 were $1.4. Total expenses incurred with SIRVA during both 2006 and 2005 were $1.7.

In December 2006, the Company and John Ballbach, our Chairman, President and Chief Executive Officer, entered into an agreement, under which SIRVA would purchase Mr. Ballbach’s former house at its then-current fair market value of $1.0. As of December 31, 2006, the Company recorded an other current asset and an accrued expense of $1.0 to SIRVA under this agreement. During the period January 1 — June 29, 2007, the Company sold the home with an immaterial loss recognized upon sale.

(18)	Segment and Geographical Financial Information

We report financial results on the basis of the following three business segments: North American Lab, European Lab, and Science Education. Asia Pacific operations are included within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools.

The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. North American Lab and European Lab are organized as distinct operating segments primarily because of geographic dispersion and the inherent differences in business models. The North American Lab segment is highly standardized and operated as an integrated business, whereas the European Lab business is more fragmented and its customer markets are more localized. The Science Education operating segment has been differentiated from the North American Lab segment because of its unique and specialized product lines, concentration of customers in the educational sector and because it has higher gross margins. Operations within North America (excluding Science Education) have been aggregated due to the similarity of economic characteristics, product lines, customers and distribution methods. Similarly, operations within the European Lab segment have been aggregated because of common economic characteristics as well as the similarity among products, customers and distribution networks.

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

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Net Sales
North American Lab	$1,014.7	$1,003.7	$1,966.0	$1,902.4
European Lab	700.8	630.4	1,137.6	1,089.8
Science Education	107.2	65.2	154.0	146.0

Total	$1,822.7	$1,699.3	$3,257.6	$3,138.2

Operating Income
North American Lab	$54.1	$51.8	$112.2	$91.0
European Lab	39.1	41.8	59.4	38.1
Science Education	9.7	4.3	19.4	14.0
Merger expenses	—	(36.8)	—	—

Total	$102.9	$61.1	$191.0	$143.1

Capital Expenditures
North American Lab	$10.2	$9.4	$15.7	$10.8
European Lab	4.8	5.0	5.8	6.9
Science Education	1.3	1.3	2.1	0.7

Total	$16.3	$15.7	$23.6	$18.4

Depreciation and Amortization
North American Lab	$28.5	$11.1	$22.5	$19.8
European Lab	21.0	7.6	17.3	12.7
Science Education	3.7	0.7	1.6	1.4

Total	$53.2	$19.4	$41.4	$33.9

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Assets
North American Lab	$2,925.2	$1,633.0
European Lab	2,327.4	854.4
Science Education	362.7	158.8

Total	$5,615.3	$2,646.2

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

The following is a reconciliation of reported operating income by segment to (loss) income before income taxes and cumulative effect of a change in accounting principle:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Operating income, as reported
North American Lab	$54.1	$51.8	$112.2	$91.0
European Lab	39.1	41.8	59.4	38.1
Science Education	9.7	4.3	19.4	14.0
Merger expenses	—	(36.8)	—	—

Total	102.9	61.1	191.0	143.1
Interest income	3.0	3.3	6.7	2.7
Interest expense	(130.4)	(101.8)	(117.1)	(106.7)
Other income (expense), net	(67.2)	3.5	(1.5)	3.8

(Loss) income before income taxes and cumulative effect of a change in accounting principle	$(91.7)	$(33.9)	$79.1	$42.9

Net sales, long-lived assets and total assets by geographic area are as follows:

	Year Ended December 31, 2007
	Successor	Predecessor	Predecessor
	June 30 - December 31,	January 1 - June 29,	Year Ended December 31,
	2007	2007	2006	2005
Net Sales
United States	$1,003.1	$956.5	$1,871.7	$1,813.1
International	819.6	742.8	1,385.9	1,325.1

Total	$1,822.7	$1,699.3	$3,257.6	$3,138.2

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Long-lived Assets
United States	$109.2	$84.3
International	91.5	72.6

Total	$200.7	$156.9

Assets
United States	$3,013.1	$1,506.4
International	2,602.2	1,139.8

Total	$5,615.3	$2,646.2

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(19)	Unaudited Quarterly Financial Information

	2007 Quarterly Periods
	Predecessor		Successor
		Second
		April 1 - June
	First	29, 2007	June 30, 2007	Third	Fourth
Net sales	$843.1	$856.2	$—	$894.5	$928.2
Gross profit	238.2	231.0	—	252.9	258.5
Operating income (loss)	56.5	4.6	(0.2)	53.5	49.6
Interest expense, net	(35.7)	(62.8)	(4.6)	(60.4)	(62.4)
Other income (expense), net	0.1	3.4	—	(42.9)	(24.3)
Income (loss) before income taxes	20.9	(54.8)	(4.8)	(49.8)	(37.1)
Net income (loss)	12.9	(38.5)	(2.9)	0.2	(46.3)

Operating income in the period April 1 — June 29, 2007 includes $36.4 in expenses associated with the Merger.

	2006 Quarterly Periods (Predecessor)
	First	Second	Third	Fourth

Net sales	$795.8	$815.0	$817.6	$829.2
Gross profit	214.4	219.1	223.6	226.2
Operating income	46.1	45.5	54.7	44.7
Interest expense, net	(27.4)	(26.7)	(27.9)	(28.4)
Other (expense) income, net	(0.8)	0.4	0.1	(1.2)
Income before income taxes	17.9	19.2	26.9	15.1
Net income	11.0	13.4	15.6	6.4

Operating income in the fourth quarter of 2006 includes net charges of $5.8 primarily to correct accounting errors related to the accounting for fixed assets as well as various accounting errors related to one of our European subsidiaries. Depreciation expense and loss on disposal of assets were increased by $6.0 and $0.4, respectively, due to accounting errors related to fixed assets acquired as part of the CD&R Acquisition, and SG&A expenses was decreased by $2.4 due to the inadvertent expensing of certain portable assets since the CD&R Acquisition. Additionally, $1.7 of accounting errors related to one of our foreign subsidiaries were identified and corrected in connection with the conversion to a new accounting system during the fourth quarter of 2006, which resulted in increases to cost of goods sold, SG&A expenses, and other income (expense), net of $0.9, $0.2, and $0.6, respectively. The effect of the adjustments on the cumulative results of operations were charges of $2.4 for the period from the CD&R Acquisition through December 31, 2005. The remaining charge of $3.4 would have (decreased)/increased the first, second and third quarter 2006 results by ($2.3), ($3.1), and $2.0, respectively. Management does not believe the errors are material to the 2006 annual or previously reported interim periods.

Operating income in the fourth quarter of 2006 also includes a reduction in 2006 accrued bonuses of $2.5 resulting from a change in accounting estimate.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

(20)	Condensed Consolidating Financial Information — Post Merger

The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to the issuance of the Senior Notes in connection with the Merger. The Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Company’s Subsidiary Guarantors. The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. The condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.

The following condensed consolidated financial statements presents the balance sheet at December 31, 2007 and 2006 and statements of operations and cash flows for the periods included in the year ended December 31, 2007 and the years ended December 31, 2006 and 2005 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s consolidated financial statements.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Balance Sheet
December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents	$1.1	$16.1	$27.8	$—	$45.0
Compensating cash balance	—	20.5	66.9	—	87.4
Trade accounts receivable, net	—	192.0	287.0	—	479.0
Inventories	—	163.8	131.8	—	295.6
Other current assets	—	21.1	42.0	—	63.1
Intercompany receivables	33.0	11.6	2.0	(46.6)	—

Total current assets	34.1	425.1	557.5	(46.6)	970.1
Property and equipment, net	—	86.5	114.2	—	200.7
Goodwill	—	1,048.7	916.1	—	1,964.8
Other intangible assets, net	—	1,347.1	1,029.9	—	2,377.0
Deferred income taxes	102.1	—	15.2	(102.1)	15.2
Investment in subsidiaries	2,915.1	1,875.8	—	(4,790.9)	—
Other assets	74.0	5.9	7.6	—	87.5
Intercompany loans	1,093.0	37.7	91.5	(1,222.2)	—

Total assets	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$—	$—	$89.8	$—	$89.8
Accounts payable	0.5	184.7	200.0	—	385.2
Accrued expenses	39.9	56.7	91.0	—	187.6
Intercompany payables	0.1	4.9	41.6	(46.6)	—

Total current liabilities	40.5	246.3	422.4	(46.6)	662.6
Long-term debt and capital lease obligations	2,702.1	1.0	4.5		2,707.6
Other long-term liabilities	25.2	22.4	56.5	—	104.1
Deferred income taxes	—	458.3	334.3	(102.1)	690.5
Intercompany loans	—	1,184.5	37.7	(1,222.2)	—

Total liabilities	2,767.8	1,912.5	855.4	(1,370.9)	4,164.8
Redeemable equity units	43.2	—	—	—	43.2
Total stockholders’ equity	1,407.3	2,914.3	1,876.6	(4,790.9)	1,407.3

Total liabilities and stockholders’ equity	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Balance Sheet
December 31, 2006 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents	$1.3	$66.8	$71.3	$—	$139.4
Compensating cash balance	—	—	36.1	—	36.1
Trade accounts receivable, net	—	188.9	263.8	—	452.7
Inventories	—	151.3	109.3	—	260.6
Other current assets	—	19.3	31.3	—	50.6
Intercompany receivables	17.1	15.0	2.8	(34.9)	—

Total current assets	18.4	441.3	514.6	(34.9)	939.4
Property and equipment, net	—	65.7	91.2	—	156.9
Goodwill	—	549.8	383.3	—	933.1
Other intangible assets, net	—	386.4	165.9	—	552.3
Deferred income taxes	5.1	—	8.0	—	13.1
Investment in subsidiaries	392.4	702.7	—	(1,095.1)	—
Other assets	5.8	35.0	10.6	—	51.4
Intercompany loans	—	37.2	11.7	(48.9)	—

Total assets	$421.7	$2,218.1	$1,185.3	$(1,178.9)	$2,646.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$—	$20.7	$37.2	$—	$57.9
Accounts payable	—	193.0	187.8	—	380.8
Accrued expenses	2.3	71.0	97.5	—	170.8
Intercompany payables	6.0	19.9	9.0	(34.9)	—

Total current liabilities	8.3	304.6	331.5	(34.9)	609.5
Long-term debt and capital lease obligations	350.0	1,311.0	4.8	—	1,665.8
Other long-term liabilities	—	33.6	46.9	—	80.5
Deferred income taxes	—	165.6	61.4	—	227.0
Intercompany loans	—	11.7	37.2	(48.9)	—

Total liabilities	358.3	1,826.5	481.8	(83.8)	2,582.8
Common stock purchase subject to guarantee agreement	0.5	0.5	—	(0.5)	0.5
Total stockholders’ equity	62.9	391.1	703.5	(1,094.6)	62.9

Total liabilities and stockholders’ equity	$421.7	$2,218.1	$1,185.3	$(1,178.9)	$2,646.2

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Operations
June 30 — December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$995.3	$847.2	$(19.8)	$1,822.7
Cost of goods sold	—	743.5	587.6	(19.8)	1,311.3

Gross profit	—	251.8	259.6	—	511.4
Selling, general and administrative expenses	2.5	197.2	217.8	(9.0)	408.5

Operating (loss) income	(2.5)	54.6	41.8	9.0	102.9
Interest expense, net of interest income(1)	(83.6)	(42.4)	(1.4)	—	(127.4)
Other income (expense), net	(68.0)	(0.8)	10.6	(9.0)	(67.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(154.1)	11.4	51.0	—	(91.7)
Income tax benefit (provision)	87.2	(31.7)	(12.8)	—	42.7
Equity in earnings of subsidiaries, net of tax	17.9	38.2	—	(56.1)	—

Net (loss) income	$(49.0)	$17.9	$38.2	$(56.1)	$(49.0)

(1)	The Parent’s net interest expense for the period from June 30, 2007 through December 31, 2007 of $83.6 relates to long-term debt of approximately $2.7 billion, net of interest income associated with inter-company loans of $1.1 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility to fund certain portions of the cash interest expense on its long-term debt obligations, and it may also elect to satisfy its interest expense on the Senior Notes and Senior Subordinated Notes for certain time periods by increasing the principal amount thereon.

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Operations
January 1 — June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$941.4	$775.1	$(17.2)	$1,699.3
Cost of goods sold	—	709.9	537.4	(17.2)	1,230.1

Gross profit	—	231.5	237.7	—	469.2
Selling, general and administrative expenses	—	166.5	214.8	(10.0)	371.3
Merger expenses	36.8	—	—	—	36.8

Operating (loss) income	(36.8)	65.0	22.9	10.0	61.1
Interest expense, net of interest income	(22.4)	(75.9)	(0.2)	—	(98.5)
Other income (expense), net	0.2	8.4	4.9	(10.0)	3.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(59.0)	(2.5)	27.6	—	(33.9)
Income tax benefit (provision)	17.0	1.2	(9.9)	—	8.3
Equity in earnings of subsidiaries, net of tax	16.4	17.7	—	(34.1)	—

Net (loss) income	$(25.6)	$16.4	$17.7	$(34.1)	$(25.6)

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,874.5	$1,416.9	$(33.8)	$3,257.6
Cost of goods sold	—	1,412.2	995.9	(33.8)	2,374.3

Gross profit	—	462.3	421.0	—	883.3
Selling, general and administrative expenses	0.1	356.0	347.5	(10.3)	693.3
Restructuring credits	—	(1.0)	—	—	(1.0)

Operating (loss) income	(0.1)	107.3	73.5	10.3	191.0
Interest expense, net of interest income	31.6	76.0	2.8	—	110.4
Other expense (income), net	—	5.7	(14.5)	10.3	1.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(31.7)	25.6	85.2	—	79.1
Income tax benefit (provision)	10.8	(13.0)	(30.5)	—	(32.7)
Equity in earnings of subsidiaries, net of tax	67.3	54.7	—	(122.0)	—

Net income (loss)	$46.4	$67.3	$54.7	$(122.0)	$46.4

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,853.0	$1,313.3	$(28.1)	$3,138.2
Cost of goods sold	—	1,433.7	928.9	(28.1)	2,334.5

Gross profit	—	419.3	384.4	—	803.7
Selling, general and administrative expenses	0.1	331.8	314.1	(6.0)	640.0
Restructuring charges	—	6.8	13.8	—	20.6

Operating (loss) income	(0.1)	80.7	56.5	6.0	143.1
Interest expense, net of interest income	29.7	71.7	2.6	—	104.0
Other expense (income), net	—	(29.3)	19.5	6.0	(3.8)

(Loss) income before income taxes, cumulative effect of a change in accounting principle, and equity in earnings of subsidiaries	(29.8)	38.3	34.4	—	42.9
Income tax benefit (provision)	10.0	(16.9)	(14.0)	—	(20.9)
Cumulative effect of a change in accounting principle, net of tax	—	(0.3)	(0.2)	—	(0.5)
Equity in earnings of subsidiaries, net of tax	41.3	20.2	—	(61.5)	—

Net income (loss)	$21.5	$41.3	$20.2	$(61.5)	$21.5

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Cash Flows
June 30 — December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(65.2)	$56.0	$28.6	$—	$19.4

Cash flows from investing activities:
Intercompany investing transactions	65.7	39.1	—	(104.8)	—
Merger consideration	(3,802.9)	—	—	—	(3,802.9)
Allocation of acquired cash balances	(77.1)	22.1	55.0	—	—
Capital expenditures	—	(9.8)	(6.5)	—	(16.3)
Acquisition of other businesses and transaction costs	—	—	(36.1)	—	(36.1)
Other investing activities, net			1.2		1.2

Net cash provided by (used in) investing activities	(3,814.3)	51.4	13.6	(104.8)	(3,854.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(65.7)	(39.1)	104.8	—
Proceeds from debt	2,620.8	—	2.1	—	2,622.9
Repayment of debt	(32.5)	—	(1.2)	—	(33.7)
Issuance of our common stock to Parent, net of expenses	1,353.8	—	—	—	1,353.8
Debt issuance costs	(62.6)	—	—	—	(62.6)
Other financing activities, net	1.1	(25.6)	22.0	—	(2.5)

Net cash provided by (used in) financing activities	3,880.6	(91.3)	(16.2)	104.8	3,877.9

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Net increase (decrease) in cash and cash equivalents	1.1	16.1	27.8	—	45.0
Cash and cash equivalents beginning of period	—	—	—	—	—

Cash and cash equivalents end of period	$1.1	$16.1	$27.8	$—	$45.0

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Cash Flows
January 1 — June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(16.0)	$47.7	$25.3	$—	$57.0

Cash flows from investing activities:
Intercompany investing transactions	15.8	(42.5)	—	26.7	—
Capital expenditures	—	(9.3)	(6.4)	—	(15.7)
Acquisition of other businesses and transaction costs	—	—	(19.4)	—	(19.4)
Other investing activities, net	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	15.8	(51.8)	(23.6)	26.7	(32.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(15.8)	42.5	(26.7)	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.9)	—	(21.4)
Other financing activities, net	(1.1)	(4.1)	(3.2)	—	(8.4)

Net cash (used in) provided by financing activities	(1.1)	(40.4)	38.5	(26.7)	(29.7)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net increase (decrease) in cash and cash equivalents	(1.3)	(44.5)	42.2	—	(3.6)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$22.3	$113.5	$—	$135.8

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash provided by operating activities	$—	$95.2	$78.0	$—	$173.2

Cash flows from investing activities:
Intercompany investing transactions	(2.1)	7.8	—	(5.7)	—
Capital expenditures	—	(9.9)	(13.7)	—	(23.6)
Sale of Puerto Rico branch	—	13.2	(13.2)	—	—
Other investing activities, net	—	—	(0.5)	—	(0.5)

Net cash (used in) provided by investing activities	(2.1)	11.1	(27.4)	(5.7)	(24.1)

Cash flows from financing activities:
Intercompany financing transactions	—	2.1	(7.8)	5.7	—
Proceeds from debt	350.0	—	4.4	—	354.4
Repayment of debt	—	(104.5)	(1.6)	—	(106.1)
Net change in bank overdrafts	—	(37.6)	(18.1)	—	(55.7)
Net change in compensating cash balance	—	17.9	4.4	—	22.3
Distributions	(343.5)	—	—	—	(343.5)
Other financing activities, net	(3.1)	(7.4)	—	—	(10.5)

Net cash provided by (used in) financing activities	3.4	(129.5)	(18.7)	5.7	(139.1)

Effect of exchange rate changes on cash	—	—	3.3	—	3.3

Net increase (decrease) in cash and cash equivalents	1.3	(23.2)	35.2	—	13.3
Cash and cash equivalents beginning of period	—	90.0	36.1	—	126.1

Cash and cash equivalents end of period	$1.3	$66.8	$71.3	$—	$139.4

VWR FUNDING, INC.

Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash provided by operating activities	$—	$66.9	$3.2	$—	$70.1

Cash flows from investing activities:
Intercompany investing transactions	0.1	(6.6)	—	6.5	—
Acquisitions of businesses and other intangible assets	—	—	(46.0)	—	(46.0)
Capital expenditures	—	(7.9)	(10.5)	—	(18.4)
Other investing activities, net	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	0.1	(14.5)	(54.3)	6.5	(62.2)

Cash flows from financing activities:
Intercompany financing transactions	—	(0.1)	6.6	(6.5)	—
Proceeds from debt	—	—	3.2	—	3.2
Repayment of debt	—	—	(13.9)	—	(13.9)
Net change in bank overdrafts	—	15.0	58.4	—	73.4
Net change in compensating cash balance	—	(17.9)	(40.5)	—	(58.4)
Other financing activities, net	(0.9)	—	—	—	(0.9)

Net cash (used in) provided by financing activities	(0.9)	(3.0)	13.8	(6.5)	3.4

Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

Net increase (decrease) in cash and cash equivalents	(0.8)	49.4	(39.4)	—	9.2
Cash and cash equivalents beginning of period	0.8	40.6	75.5	—	116.9

Cash and cash equivalents end of period	$—	$90.0	$36.1	$—	$126.1

(21)	Subsequent Event

During January 2008, the Company’s registration statement on Form S-4, with respect to the proposed exchange of the Company’s outstanding Senior Notes (Series A) for new, publicly-registered senior notes due 2015 (Series B) (the “New Senior Notes”), was declared effective. During February 2008, the Company completed the exchange offer pursuant to which 100% of outstanding Senior Notes were exchanged for the New Senior Notes. Except for certain professional fees incurred, there was no cash paid or received by the Company in connection with the exchange offer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VWR Funding, Inc.:

We have audited VWR Funding, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2007, and of CDRV Investors, Inc. and subsidiaries (Predecessor) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the period from June 30, 2007 to December 31, 2007 (Successor period), and from January 1, 2007 to June 29, 2007 (Predecessor period) and for the years ended December 31, 2006 and 2005 (Predecessor periods), and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 11, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers as of December 31, 2007:

Name	Age	Position

John M. Ballbach	47	Chairman, President and Chief Executive Officer
Jack L. Wyszomierski	52	Executive Vice President and Chief Financial Officer
Matthew C. Malenfant	46	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	49	Senior Vice President & Managing Director of Europe, Lab Distribution and Services
George Van Kula	44	Senior Vice President, General Counsel and Secretary
Theodore C. Pulkownik	50	Senior Vice President, Corporate Development, Asia/Pacific and Export
Paul A. Dumas	41	Senior Vice President, Human Resources
Jon Michael Colyer	34	Vice President and General Manager of Science Education
Gregory L. Cowan	54	Vice President and Corporate Controller
Timothy P. Sullivan	49	Director
Nicholas W. Alexos	44	Director
Harry M. Jansen Kraemer Jr.	52	Director
Robert L. Barchi	61	Director
Edward A. Blechschmidt	55	Director
Thompson Dean	49	Director
Robert P. DeCresce	58	Director
Carlos del Salto	64	Director
Robert J. Zollars	50	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

John M. Ballbach is our President and Chief Executive Officer, as well as one of our directors, positions he has held since November 2005.  He was also appointed Chairman of the Board in June 2007. Before joining the Company, Mr. Ballbach was a private investor and President of Ballbach Consulting LLC. Prior to that, he was an officer of The Valspar Corporation, a global coatings manufacturer, serving as its President and Chief Operating Officer from 2002 until 2004 and as the Senior Vice President of EPS, Color Corporation and Operations, from 2000 to 2002. He joined The Valspar Corporation in 1990 and was appointed Group Vice President, Packaging in 1998. Mr. Ballbach holds a bachelor of arts degree from Georgetown College and a masters in business administration from the Harvard Business School.

Jack L. Wyszomierski is our Executive Vice President and Chief Financial Officer, a position he has held since June 2004. Prior to joining us in 2004, Mr. Wyszomierski spent over 20 years at Schering-Plough Corporation, a corporation that develops and markets prescription drugs, animal health products, over-the-counter drugs and personal care products. Mr. Wyszomierski held a variety of positions at Schering-Plough Corporation, most recently serving as Executive Vice President and Chief Financial Officer from 1996 until 2003. Mr. Wyszomierski is a member of the Board of Directors and the Chairman of the Audit Committee of Exelixis, Inc. Mr. Wyszomierski holds a bachelor of science and a masters of science from Carnegie Mellon University.

Matthew C. Malenfant is our Senior Vice President, and President of North America, Lab Distribution and Services, a position he has held since January 2006. Mr. Malenfant joined us in 1995 when we acquired Baxter International’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with us, Mr. Malenfant served as our Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as our Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as our Senior Vice President Global Marketing from 2004 to 2005, and as our Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant graduated from Arizona State University in 1985 with a bachelor of arts in Marketing and a bachelor of science in Communication.

Manuel Brocke-Benz is our Senior Vice President & Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. Mr. Brocke-Benz joined the company in 1987. Prior to assuming his present position, Mr. Brocke-Benz served as our Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as our Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001, Mr. Brocke-Benz served as General Manager Benelux countries, VP European Key Accounts, VP European Marketing and Corporate Senior VP Global E-business. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany.

George Van Kula is our Senior Vice President, General Counsel and Secretary, a position he has held since May 2006. Prior to joining us in 2006, Mr. Van Kula worked for Honeywell International Inc., a diversified technology and manufacturing company, where he spent approximately ten years and most recently was Vice President and General Counsel, Europe, Middle East and Africa, based in Brussels, Belgium. Prior to Honeywell International Inc., Mr. Van Kula began his legal career with Latham & Watkins in the Los Angeles and London offices. Mr. Van Kula received his law degree from the University of Michigan Law School and has a bachelor of arts degree from the University of Notre Dame.

Theodore C. Pulkownik is our Senior Vice President, Corporate Development, Asia/Pacific and Export, a position he has held since July 2004. Prior to joining us in 2004, Mr. Pulkownik held two positions with Standard & Poors, which is a division of the McGraw-Hill Companies. From 2002 until 2004, Mr. Pulkownik was a Managing Director of Standard & Poors Corporate Value Consulting, and from 2000 to 2002, Mr. Pulkownik was the Senior Vice President, Business Development, for Standard & Poors. Before joining Standard & Poors, Mr. Pulkownik was a Senior Vice President for Holberg Industries, a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, Mr. Pulkownik was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Prior to General Electric Capital Corporation, Mr. Pulkownik spent five years at McKinsey and Co. and nine years at Procter and Gamble. Mr. Pulkownik holds a bachelor of business administration from the University of Wisconsin and a masters of business administration from the University of Michigan.

Paul A. Dumas is our Senior Vice President, Human Resources, a position he has held since October 2007. Prior to joining us in 2007, Mr. Dumas served as the Executive Vice President, Human Resources & Administration with Agere Systems, in integrated circuit components company. Mr. Dumas joined Agere Systems in 2001 as the Vice President, Global Human Resources before being appointed to his most recent position at Agere. Prior to joining Agere Systems, Mr. Dumas served as the Senior Vice President of Human Resources with Excel Communications. Prior to joining Excel Communications, Mr. Dumas held numerous other Human Resources positions with Hyatt Hotels, Pepsi-Cola, Cole-Haan, Haagen-Dazs and Merck & Co, Inc. Mr. Dumas holds a bachelor of science from Johnson & Wales University and a masters in human resources and organization development from the University of San Francisco.

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

Gregory L. Cowan is our Vice President and Corporate Controller, a position he has held since December 2004. Prior to joining us, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, Mr. Cowan was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit capacities for eleven years. Mr. Cowan graduated from Rutgers University with a degree in accounting. Mr. Cowan is also a Certified Public Accountant.

Timothy P. Sullivan, who has served on our Board of Directors since June 2007, is a Managing Director of Madison Dearborn. Prior to co-founding Madison Dearborn, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sirona Dental Systems, Inc. In addition, he is on the Board of Trustee’s of Northwestern University, Stanford Business School Trust, Cristo Rey Jesuit High School, and Northlight Theatre. He holds a bachelor of science degree from the United States Naval Academy, a master of science degree from the University of Southern California, and a masters in business administration from the Stanford University Graduate School of Business.

Nicholas W. Alexos, who has served on our Board of Directors since June 2007, is a Managing Director at Madison Dearborn. Prior to co-founding Madison Dearborn, Mr. Alexos was with First Chicago Venture Capital for four years. Before that Mr. Alexos was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of Sirona Dental Systems Inc., Pierre Foods, Inc., Boys and Girls Clubs of Chicago, and Children’s Inner City Educational Fund. Mr. Alexos is a Certified Public Accountant and holds a bachelor of business administration from Loyola University and a masters in business administration from the University of Chicago.

Harry M. Jansen Kraemer, Jr., who has served on our Board of Directors since June 2007, is an executive partner of Madison Dearborn. Prior to joining Madison Dearborn in 2005, Mr. Kraemer was the Chairman and Chief Executive Officer of Baxter International Inc., a global healthcare company, and now serves as clinical professor of management and strategy at the J.L. Kellogg School of Management at Northwestern University. Mr. Kraemer currently also serves on the Boards of Directors of SAIC, Inc. (Science Application International) and Sirona Dental Systems, Inc.; on the Boards of Trustees of Northwestern University, Lawrence University, The Conference Board and Evanston Northwestern Healthcare; and on the Dean’s Advisory Boards of the J.L. Kellogg School of Management and the Johns Hopkins Bloomberg School of Public Health. He is a Certified Public Accountant and holds a bachelor of arts degree from Lawrence University and a masters in business administration degree from Northwestern University’s J.L. Kellogg School of Management.

Dr. Robert L. Barchi, who serves on our Board of Directors, has been President of Thomas Jefferson University since 2004. He served as a director for the Company from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn. He rejoined our Board in September 2007. Prior to his current position at Thomas Jefferson University, Dr. Barchi was Provost of the University of Pennsylvania, having served in various capacities for more than 30 years. Dr. Barchi was the Chair of the University’s Department of Neurology and was founding Chair of its Department of Neuroscience. Dr. Barchi also served as the Director of the Mahoney Institute of Neurological Sciences for more than 12 years. In addition to his clinical and administrative responsibilities, Dr. Barchi has published extensively in the field of ion channel research, and has been elected to membership in the Institute of Medicine of the National Academy of Sciences. Dr. Barchi has been a member of the Board of Covance, Inc., a contract research organization, since

October 2003 and is a trustee of Ursinus College. Dr. Barchi received bachelor and master of science degrees from Georgetown University, as well as doctor of philosophy and doctor of medicine degrees from the University of Pennsylvania.

Edward A. Blechschmidt, who has served on our Board of Directors since September 2007, is also a director of HealthSouth Corporation, Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public. He served as President of Olsten Corporation from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technologies from July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. He holds an undergraduate degree from Arizona State University.

Thompson Dean, who has served on our Board of Directors since September 2007, is a Co-Managing Partner and the Chief Executive Officer of Avista Capital Partners, LLC (“Avista”), a private equity firm. Prior to Avista, he headed DLJ Merchant Banking Partners for 10 years. Mr. Dean has served as Co-Managing Partner of DLJ Merchant Banking Partners since 1995 and as Chairman of the Investment Committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners. Mr. Dean currently also serves on the Boards of Directors of Nycomed International Management GmbH, NextPharma Technologies, The Star Tribune Company, and IWCO Corporation. He received a bachelor of arts degree from the University of Virginia, and was an Echols Scholar. He earned a masters in business administration degree with high distinction from Harvard Business School in 1984, where he was a Baker Scholar.

Dr. Robert P. DeCresce, who has served on our Board of Directors since September 2007, is the Harriet B. Borland Professor and Chair of the Department of Pathology at Rush Medical College in Chicago. He also serves as Associate Vice President for Ancillary Services at Rush University Medical Center. Prior to joining Rush in 1991, Dr. DeCresce was at Michael Reese Hospital and MetPath laboratories, also in Chicago. Dr. DeCresce has served on the Board of PathLab, Inc, a Madison Dearborn Portfolio Company and as a consultant to a number of in-vitro diagnostic companies over the past 20 years. Dr. DeCresce received a bachelor of science degree from Boston College as well as doctor of medicine, master of public health and master of business administration degrees from Columbia University.

Carlos del Salto, who has served on our Board of Directors since September 2007, recently retired from Baxter Healthcare Corporation in March 2006, where he was a Senior Vice President responsible for Baxter’s Intercontinental and Asia Pacific operations. Mr. del Salto had been with Baxter Healthcare Corporation since 1973, and held numerous positions including President of Baxter Healthcare Corporation’s renal business, President of Baxter Latin America/Switzerland/Austria and General Manager of Mexico. He holds a bachelor’s degree from Juan de Velazco College in Ecuador and a master’s degree from Roosevelt University in Chicago.

Robert J. Zollars, who serves on our Board of Directors, has served as Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communication systems company, since June 2007. He was a director for the Company from August 2004 until the Company was acquired in June 2007 by affiliates of Madison Dearborn. He rejoined our Board in September 2007. Prior to his current position at Vocera Communications, Mr. Zollars served as the President and Chief Executive Officer and a director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare. From 1999 until 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, Mr. Zollars was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five of their subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International. Mr. Zollars also serves as a director of Reliant Technologies, Inc. and Diamond Foods, Inc. Mr. Zollars is the Chairman of the Center for Services Leadership at Arizona State

University, and is a member of the Young Presidents Organization. Mr. Zollars is a graduate of Arizona State University and holds a master in business administration from John F. Kennedy University.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board is composed of ten directors, none of whom, with the exception of Mr. Ballbach, are executive officers of the Company.

Audit Committee

Our audit committee currently consists of Messrs. Alexos (Chairman), Blechschmidt, del Salto and Kraemer. Our Board of Directors has determined that each of the audit committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Mr. Blechschmidt is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our Board of Directors in monitoring:

•	the quality of our financial reporting and other internal control processes,

•	the quality and integrity of our financial statements,

•	the independent auditors’ qualifications and independence,

•	the performance of our internal audit function and independent auditors, and

•	our compliance with legal and regulatory requirements and our code of conduct.

Code of Ethics

The Company has adopted the VWR International, LLC Code of Ethics and Conduct (the “Ethics Code”), a code of ethics as defined under Regulation S-K promulgated under the Securities Act of 1933, that applies to all of the Company’s employees including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all professionals in finance and finance-related departments. This Ethics Code is available on the Company’s website at www.vwr.com on the Investors portion of the site. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Code that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller on the Company’s website at the address above.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We are the direct parent company of VWR. We do not have our own employees, and the same individuals serve on both VWR’s Board of Managers and our Board of Directors (and committees thereof) and the senior management teams for both entities are the same. These individuals do not receive separate cash consideration from us.

The Compensation Committee of our Board of Directors that was in place prior to the consummation of the Merger on June 29, 2007 was responsible for developing, implementing and administering our cash and equity compensation policies prior to the Merger. See “Item 1 — Business — Overview” in this Annual Report on Form 10-K for more information regarding the Merger. Accordingly, our former Compensation Committee’s responsibilities included, among other things, determining the cash and equity compensation to be paid to our executive officers, establishing and administering incentive programs and reviewing all stock options or other awards pursuant to the Predecessor Stock Plan. Upon the consummation of the Merger, the Board members who served on the Compensation Committee resigned from our Board pursuant to the terms of the merger agreement relating to the Merger (the “Merger Agreement”) and new members of the Compensation Committee were not immediately elected.

In connection with the Merger, Madison Dearborn negotiated new employment agreements with certain of our executive officers as of June 29, 2007 (the “Executive Officer Employment Arrangements”), which arrangements were approved by VWR’s Board of Managers. The compensation to be paid under the Executive Officer Employment Arrangements reflects negotiations between our executive officers and Madison Dearborn, and the base salaries and cash incentive compensation provisions are intended to be effective for the named executive officers for 2008. See “New Employment Arrangements” below for more information regarding these arrangements.

With respect to equity compensation, as a result of the Merger, all outstanding awards under the Predecessor Stock Plan were cancelled and converted into the right to receive cash payments with respect to such awards as further described below under “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger.” In addition, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan as further described below under “Equity Issuances under Successor Equity Plan.” Madison Dearborn established the Successor Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to operate the business in a manner that enhances the Company’s equity value.

In September 2007, we elected new members to the Compensation Committee. While we currently expect that several components of our former executive compensation program will remain largely unchanged in the near future and that additional incentive equity will not be issued to our executive officers on an annual basis as part of future compensation arrangements, our new Compensation Committee will continue to evaluate our long-term compensation program and philosophy. Future decisions with respect to Mr. Ballbach’s compensation will be made by our Board of Directors, and future decisions with respect to the compensation arrangements of the other executive officers will be made by the Compensation Committee, in consultation with our Chief Executive Officer, in each case to the extent not in conflict with the respective officer’s current employment arrangement.

The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.

Compensation Philosophy and Objectives

Our overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of certain longer-term strategic goals and objectives, and specific individual performance measures. The objectives of our compensation policies are (i) to provide a level of compensation that will allow us to attract, motivate, retain and reward talented executives who have the ability to contribute to our success, (ii) to link executive compensation to our success through the use of bonus payments based in whole or in part upon our performance (or that of a particular business unit), (iii) to align the interests of the management investors with those of our other equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders, and (iv) to motivate and reward high levels of performance or achievement. Prior to the consummation of the Merger, the alignment of our executive officers’ interests with those of our former stockholders was fostered through equity participation, including the use of restricted stock unit awards or option grants. As discussed above, this alignment of interests is now being fostered through management’s investment in the equity of Holdings.

Prior to the consummation of the Merger, we reviewed and evaluated both performance and compensation at least annually to ensure that we maintained our ability to attract and retain highly qualified executive officers. As part of this evaluation process, we engaged an independent outside global human resources consulting firm to conduct an annual review of our compensation program for all executive officers and advise our former Compensation Committee. In connection with our former Compensation Committee’s review of the compensation program, the consulting firm provided relevant market data, including information regarding the compensation programs implemented by the following peer group of companies:

Agilent Technologies, Inc.	Owens & Minor, Inc.
Amgen, Inc.	Patterson Companies Inc.
Applied Industrial Technologies, Inc.	PSS World Medical Inc.
Becton Dickinson & Co.	Henry Schein, Inc
Cintas Corp.	Sigma-Aldrich Corp.
Genentech, Inc.	Thermo Fisher Scientific Inc.
Grainger (W.W.) Inc.	Waters Corp.
Hospira Inc.	Wesco International
Omnicare, Inc.

Our former Compensation Committee believed that these companies were an appropriate peer group for comparison purposes because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries). Our former Compensation Committee adjusted the compensation information concerning these companies, as appropriate, to reflect the relative size of each company versus our size (in terms of annual revenues), so that a proper comparison of compensation programs could be made.

When setting total compensation for each of the executive officers, our former Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including incentive compensation. We targeted base salaries at or near the median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. We set performance-based cash incentive compensation at or near the 75th percentile of our peer group because we believed that a substantial piece of the overall annual cash compensation should be dependent on meeting or exceeding the annual performance targets related to key business objectives for that year.

In the future, our current Compensation Committee anticipates continuing to use the services of a consulting firm on an as-needed basis in a similar manner to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies. However, as noted above, the Executive Officer Employment Arrangements are intended to govern the named executive officers’ base salaries and target cash incentive compensation for 2008.

Components of Compensation

For 2007, the principal components of compensation for our named executive officers were:

•	base salary;

•	performance-based cash incentive compensation;

•	a retention bonus plan that was instituted coincident with our December 2006 recapitalization;

•	equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Our former Compensation Committee did not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviewed information provided by the outside consulting firm to determine the appropriate level and mix of incentive compensation, consistent with the goals noted above. Going forward, we believe that management’s investment in Holdings pursuant to the Successor Equity Plan will provide the appropriate long-term equity incentive to grow equity holder value. It is therefore currently anticipated that additional long-term equity incentive grants or investment opportunities will not be made on an annual basis to existing management investors, and that future investment opportunities will generally be limited to incoming members of management. We currently expect short-term incentive compensation to continue to consist of annual cash bonuses based upon Company and individual performance.

Actual levels of compensation received by participants prior to the Merger were determined based upon individual skill and contribution, Company and/or business unit performance and individual performance. All compensation arrangements, grants and awards relating to our executive officers were established and approved by our former Compensation Committee, based upon input from management.

The following summary of our compensation plans should be read in conjunction with the information contained below under the heading “Executive Compensation Tables.”

Base Salary

As is customary, we provide a base salary to our named executive officers. In establishing the base salaries for 2007 (that were in effect for the named executive officers prior to the consummation of the Merger), we reviewed the base salaries of our named executive officers for 2006. During such review, we took into account the following:

•	market data provided by our outside consulting firm;

•	the executive officer’s position and responsibilities;

•	internal review of the executive officer’s compensation, both individually and relative to other officers; and

•	the individual performance of the executive officer.

It had been our former Compensation Committee’s philosophy that most executive officers who were performing well would be provided salaries generally consistent with the market median based upon similarly situated executive officers of the companies comprising our peer group. Variations to this objective could occur as dictated by the experience level of the individual and market factors as well as our performance, retention concerns and other individual circumstances. Periodically, the executive officers’ salaries were reviewed and adjusted if warranted.

As a result of its review for 2007, our former Compensation Committee established annualized base salaries of the named executive officers for 2007 consistent with the philosophy described above, which were in effect prior to the consummation of the Merger on June 29, 2007. These annualized base salaries were modified as of July 1, 2007 pursuant to the Executive Officer Employment Arrangements. The table below provides the annualized base salaries of our named executive officers for 2007, both before and after giving effect to the Executive Officer Employment Arrangements, and, for those individuals who were identified as “named executive officers” in our 2006 Annual Report on Form 10-K, the annualized base salaries for 2006. See “New Employment Arrangements” below for more information regarding the Executive Officer

Employment Arrangements, and see the Summary Compensation Table for the actual base salaries paid to the named executive officers in 2007.

Name	Time Period	Annualized Salary ($)

John M. Ballbach	7/1/07-12/31/07	$925,000
Chairman, President and Chief Executive Officer	1/1/07-6/30/07	750,000
	2006	650,000
Jack L. Wyszomierski	7/1/07-12/31/07	450,000
Executive Vice President and Chief Financial Officer	1/1/07-6/30/07	415,800
	2006	385,000
George Van Kula	7/1/07-12/31/07	375,000
Senior Vice President, General Counsel and Secretary	1/1/07-6/30/07	344,500
	2006	325,000
Matthew C. Malenfant(1)	7/1/07-12/31/07	380,000
Senior Vice President and President of North America, Lab Distribution and Services	1/1/07-6/30/07	330,000
Theodore C. Pulkownik	7/1/07-12/31/07	325,000
Senior Vice President, Corporate Development, Asia/Pacific & Export	1/1/07-6/30/07	299,600
	2006	280,008

(1)	Mr. Malenfant was not identified as a “named executive officer” in our 2006 Annual Report on Form 10-K.

Performance-Based Cash Incentive Compensation

Our former Compensation Committee established an annual performance-based cash incentive compensation program or the MIP. Under the MIP, performance targets are established by the Compensation Committee for the participants in February of each year. Cash bonus payments under the MIP for a given year are then determined based on the achievement by us and the participants of predetermined performance measures. The target cash bonus percentages (expressed as a percentage of base salary paid for the year) established by our former Compensation Committee under the 2007 MIP for the named executive officers were maintained in the named executive officers’ respective Executive Officer Employment Agreements; however, Mr. Ballbach’s agreement included a maximum bonus percentage, which is described below. The target percentages for the named executive officers, and Mr. Ballbach’s maximum percentage, were as follows:

	Target
	% of Base	Max% of Base
Name	Salary Paid	Salary Paid

John M. Ballbach	100%	200%
Jack L. Wyszomierski	85%	—
George Van Kula	75%	—
Matthew C. Malenfant	75%	—
Theodore C. Pulkownik	75%	—

For 2007, each of our named executive officer’s cash bonus award was based upon achievement of the following factors or criteria:

•	An internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain non-recurring items and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established as of the beginning of each year. In addition, Internal EBITDA targets are adjusted upward for acquisitions made during the year. In 2007, Internal EBITDA necessary for the named executive officers to achieve 100%

of the potential payout attributable to this factor was originally set at $279 million, excluding acquisitions. As a result of three acquisitions that we completed during 2007, the final Internal EBITDA target to receive 100% of the potential payout was $283.4 million.

•	Various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding.

•	Various strategic/cultural objectives, which include safety goals and individual performance goals.

In 2007, each of these factors accounted for 70%, 15% and 15%, respectively, of the total potential MIP award, and we were required to achieve a minimum Internal EBITDA of $247.4 million in order for a payment to be made with respect to any factor. Under his Executive Officer Employment Agreement, if the target criteria described above were exceeded, Mr. Ballbach’s total potential MIP award was capped at 200% of his base salary paid for the year. None of the other Executive Officer Employment Agreements included a cap on the total potential MIP award.

Preceding the Merger, our former Compensation Committee had discretion to modify all or any portion of any award as it deemed necessary or appropriate, but it had not exercised such discretion with respect to the named executive officers’ MIP awards. Our new Compensation Committee has similar discretion and it exercised such discretion for Mr. Malenfant’s MIP award for 2007, as described below.

Based on our performance during 2007, including an Internal EBITDA achievement of $277.7 million, our named executive officers earned the annual incentive cash compensation reflected in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table. The amount for Mr. Malenfant includes an additional $10,000 discretionary MIP award granted by our Compensation Committee for Mr. Malenfant’s performance in 2007.

Our current Compensation Committee has continued the MIP for 2008.

Retention Bonus Plan

In December 2006, we adopted a Retention Bonus Plan (the “Retention Bonus Plan”) for certain executive officers and other employees who held restricted stock units. Under the Retention Bonus Plan, an aggregate payment of approximately $1.3 million was to be paid to holders of restricted stock units as of the date of adoption of the Retention Bonus Plan in installments over approximately five years (subject to vesting). Pursuant to the terms of the Retention Bonus Plan, the consummation of the Merger resulted in the acceleration of vesting and payment of the remaining installments under the plan. Accordingly, participants under our Retention Bonus Plan collectively received an aggregate payment of approximately $1.0 million upon the consummation of the Merger. The specific amounts paid to Messrs. Ballbach, Wyszomierski and Malenfant are reflected in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table.

Investment Opportunities and Equity Incentive Compensation

Investment Opportunities and related Option Grants.  Prior to the Merger, we maintained the Predecessor Stock Plan, pursuant to which our Board of Directors provided from time to time our executive officers and certain other key employees, including our named executive officers, with the opportunity to purchase shares of CDRV Investors, Inc. common stock, generally upon commencement of employment with the Company.

For each share of common stock purchased by a participant, we generally granted such participant two options (three options in the case of Mr. Ballbach) to purchase additional shares of common stock. No options were granted to our named executive officers in 2007. The options were to vest in equal installments over the first five years of the ten-year option term. Prior to the exercise of an option, the holder had no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for information regarding the treatment of such options upon consummation of the

Merger. The compensation expense that we recognized under applicable accounting rules in 2006 and 2007 for options held by the named executive officers is reflected in the column “Option Awards” of the Summary Compensation Table.

Restricted Stock Unit Grants.  Prior to the Merger, from time to time our Board of Directors granted to certain executive officers and other key employees, including certain of our named executive officers, restricted stock units under the Predecessor Stock Plan. In February 2007, our former Board of Directors granted 1,000 restricted stock units to each of Messrs. Van Kula and Pulkownik. No other restricted stock units were granted to our named executive officers in 2007. The restricted stock units represented a future right to receive shares of CDRV Investors, Inc. common stock. The restricted stock units were to vest in equal installments over the first five years following the grant date. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for information regarding the acceleration of the vesting of restricted stock units upon consummation of the Merger. The compensation expense that we recognized under applicable accounting rules in 2006 and 2007 for restricted stock units held by the named executive officers is reflected in the column “Stock Awards” of the Summary Compensation Table.

These investment opportunities and grants were designed to encourage participants to focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other stockholders. The investment opportunities also provided an opportunity for executive officers and certain designated key employees to increase their stake in us by putting their own financial resources “at risk.” In addition, by using a mix of long-term stock option and restricted stock unit grants, the executive officers were encouraged to focus on sustained increases in our share value. Specifically, the granting of stock options and restricted stock units assisted us to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

We believe that, on a going forward basis, our management’s investment in Holdings will provide many of these same benefits. See “Equity Issuances under Successor Equity Plan” for more information.

Retirement and Other Benefits

U.S. Pension Plans.  VWR sponsors a defined benefit pension plan that was frozen on May 31, 2005. The pension plan covered substantially all of VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005 (except employees covered by collective bargaining agreements who participate in independently operated plans). Because the pension plan complies with ERISA and Internal Revenue Code maximum compensation and defined benefit limitations, certain of the annual retirement benefits will be paid pursuant to our Supplemental Pension Plan. Mr. Malenfant is the only named executive officer entitled to benefits under these pension plans. Additional details regarding these pension plans are provided under “Executive Compensation Tables — Pension Benefits.”

Savings Plan.  VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including our named executive officers, are able to contribute to the Savings Plan the lesser of up to 25% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This supplemental contribution also is subject to earnings limitations under applicable federal income tax rules. In March 2008, VWR will make a supplemental contribution of 1.69% of pay to all eligible participants, based on 2007 performance. All contributions to the Savings Plan are fully-vested upon contribution. All of our named executive officers were eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.

Nonqualified Deferred Compensation Plan.  Our executive officers and certain other key employees are eligible to participate in the VWR International Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan became effective May 1, 2007. Under the Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual bonus awards. In addition, the Deferred Compensation Plan provides for VWR to credit matching amounts to the account of each eligible participant for each year, provided certain performance goals are satisfied. These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to applicable federal income tax rules. None of our named executive officers deferred 2007 base salary into their Deferred Compensation Plan accounts, but each of our named executed officers’ accounts will be credited with Company matching amounts in March 2008 as a result of our satisfaction of the relevant 2007 performance goal. These matching amounts are reflected in the column “All Other Compensation” of the Summary Compensation Table. Additional details regarding this plan are provided under “Executive Compensation Tables — Nonqualified Deferred Compensation Plan.”

Perquisites and Other Personal Benefits

Prior to the Merger, our former Compensation Committee periodically reviewed the levels of perquisites and other personal benefits provided to executive officers. Currently, the perquisites and other benefits provided to executive officers primarily include annual automobile allowances, financial planning assistance and relocation benefits under our relocation policy. In addition, Messrs. Ballbach, Wyszomierski and Malenfant are each entitled to be reimbursed for membership dues in connection with membership to a country club, and Mr. Pulkownik is entitled to a housing allowance and commuting reimbursements.

Attributed costs of the personal benefits described above for our named executive officers are included in the column “All Other Compensation” of the Summary Compensation Table

In addition, from time to time the Company makes tickets to cultural and sporting events available to the named executive officers for business purposes. If not utilized for business purposes, they are made available to the named executive officers and other employees for personal use

Our named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  We generally structure our compensation programs so that the compensation is deductible for federal income tax purposes.

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with the requirements of SFAS 123R, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees.

Compensation Committee Report

Our current Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

COMPENSATION COMMITTEE

Timothy P. Sullivan
Robert L. Barchi
Thompson Dean
Robert P. DeCresce
Robert J. Zollars

Compensation Committee Interlocks and Insider Participation

None of the former or current Compensation Committee members were or are officers or employees of the Company or its subsidiaries. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of another entity, one of whose executive officers served as a member of the Board of Directors or former or current Compensation Committee of the Company.

Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger

Upon consummation of the Merger on June 29, 2007, all options to purchase CDRV Investors, Inc. common stock under the Predecessor Stock Plan that were outstanding immediately prior thereto were canceled (the vesting of all unvested options having been accelerated prior to such cancellation), and each holder of an option received, for each share of common stock subject to such option, an amount in cash equal to the excess, if any, of the per share merger consideration (approximately $343 per share) over the per share exercise price of such option. In addition, all restricted stock units and director stock units granted by the Company under the Predecessor Stock Plan were converted (the vesting of all unvested restricted stock units having been accelerated prior to such conversion) into the right of the holders thereof to receive, for each such unit, an amount in cash equal to the per share merger consideration. The non-cash compensation expense recognized by the Company under applicable accounting rules as a result of the acceleration of vesting of the unvested restricted stock units and stock options of the named executive officers is reflected in the columns “Stock Awards” and “Option Awards,” respectively, of the Summary Compensation Table.

The following table sets forth the outstanding equity-based incentive awards held by our named executive officers under the Predecessor Stock Plan immediately prior to the consummation of the Merger.

	Option Awards		Number of
	Outstanding	Option	Restricted
	Common Stock	Exercise	Stock
Name	Options (#)	Price ($)	Units (#)

John M. Ballbach	58,929	$24.66	6,667
	12,603	59.64
Jack L. Wyszomierski	20,000	24.66	2,667
George Van Kula	13,340	59.64	1,000
Matthew C. Malenfant	7,000	24.66	3,333
Theodore C. Pulkownik	20,000	24.66	1,000

New Employment Arrangements

Overview.  On June 29, 2007, in connection with the Merger, Madison Dearborn negotiated new employment arrangements with our named executive officers, and the arrangements were approved by VWR’s Board of Managers. These new employment arrangements were memorialized in new employment agreements, and the then-existing employment letters with such officers were terminated. The following is a summary of material terms of the employment agreements entered into with the named executive officers.

John M. Ballbach (Chairman, President & Chief Executive Officer).  Mr. Ballbach will receive a per annum base salary of $925,000 and an annual target base bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. If Mr. Ballbach is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Ballbach’s employment agreement), Mr. Ballbach will be entitled to (i) two times the sum of his base salary plus his target bonus for the year in which such termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 18-month period following termination or resignation.

Jack L. Wyszomierski (Chief Financial Officer).  Mr. Wyszomierski will receive a per annum base salary of $450,000 and an annual target bonus of 85% of his base salary. If Mr. Wyszomierski is terminated without “Cause”, if he resigns for “Good Reason” (as such terms are defined in Mr. Wyszomierski’s employment agreement) or if he resigns for any reason during the period from December 29, 2008 through June 29, 2010, Mr. Wyszomierski will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.

George Van Kula (Senior Vice President, General Counsel & Secretary).  Mr. Van Kula will receive a per annum base salary of $375,000 and an annual target bonus of 75% of his base salary. If Mr. Van Kula is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Van Kula’s employment agreement), Mr. Van Kula will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.

Matthew C. Malenfant (Senior Vice President and President of North America, Lab Distribution and Services).  Mr. Malenfant will receive a per annum base salary of $380,000 and an annual target bonus of 75% of his base salary. If Malenfant is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Malenfant’s employment agreement), Mr. Malenfant will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.

Theodore C. Pulkownik (Senior Vice President,Corporate Development, Asia Pacific & Export).  Mr. Pulkownik will receive a per annum base salary of $325,000 and an annual target bonus of 75% of his base salary. If Mr. Pulkownik is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Pulkownik’s employment agreement), Mr. Pulkownik will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.

“Cause” is defined in the named executive officers’ employment agreements as the executive’s (i) conviction of a felony or the commission of fraud with respect to VWR or any of its subsidiaries or affiliates or any of their customers or suppliers, (ii) substantial and repeated failure to perform duties as reasonably directed by VWR’s Board of Managers or a supervisor or report, after providing him with 15 days’ prior written notice and a reasonable opportunity to remedy such failure or (iii) gross negligence or willful misconduct with respect to VWR or any of its subsidiaries or affiliates.

“Good reason” is defined in the named executive officers’ employment agreements as (i) a material change to the executive’s authority, titles, reporting rights or obligations, and/or duties in a manner inconsistent with the position the executive currently holds or as described in his employment agreement (ii) a failure by VWR to make any payment to the executive, or provide the executive with any benefit, required to be paid or provided to him pursuant to his employment agreement, (iii) a reduction in the executive’s base salary and/or bonus entitlement as described in his employment agreement, (iv) a relocation of the executive’s principal place of employment to a location that increases his commuting distance by more than 25 miles, except for travel by the executive on company business or (v) the failure by any successor to the business of VWR to assume VWR’s obligations under the executive’s employment agreement.

As partial consideration for the benefits provided under the severance arrangements in the new employment agreements, our named executive officers are bound by a confidentiality agreement as well as customary non-compete and non-solicitation provisions. The non-compete provisions prohibit the named executive officers from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of one year after the termination of such employment for any reason (except that Mr. Ballbach’s provision lasts 18 months). The non-solicitation provision prohibits the named executive officer either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of 180 days or longer. The named executive officer’s receipt of the severance benefits would be contingent upon the named executive officer signing a release of claims against the Company.

Equity Issuances under Successor Equity Plan

In connection with the consummation of the Merger, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan. For more information regarding the current equity arrangements between our named executive officers and Holdings see “Item 13 — Certain Relationships, Related Transactions and Director Independence — Management Equity Arrangements” in this Annual Report on Form 10-K. The following table sets forth the number of common units and preferred units of Holdings purchased by our named executive officers under the Successor Equity Plan.

	Number of Class A	Number of Class A
Name	Common Units(1)	Preferred Units

John M. Ballbach	298,679.81	6,000.60
Jack L. Wyszomierski	83,923.28	2,060.73
George Van Kula	70,436.46	1,729.56
Matthew C. Malenfant	39,131.37	960.87
Theodore C. Pulkownik	97,828.42	2,402.17

(1)	Includes “founders common units” in the following amounts: Mr. Ballbach purchased 244,374.39 founders common units; Mr. Wyszomierski purchased 65,273.66 founders common units; Mr. Van Kula purchased 54,783.91 founders common units; Mr. Malenfant purchased 30,435.51 founders common units; and Mr. Pulkownik purchased 76,088.77 founders common units.

The Class A Preferred Units and a portion of the Class A Common Units included above were purchased as a “strip” of securities for which the purchase price paid was the same as that paid by Madison Dearborn and the other equity investors (i.e., $1,000 for each preferred unit and $1.00 for each common unit). The preferred and common units purchased pursuant to this strip were 100% vested upon issuance.

Our named executive officers also purchased Class A Common Units in addition to those included as part of the strip, which we refer to as “founders common units,” in the amounts set forth in footnote (1) in the table above. The founders common units were only purchased by management investors, and the purchase price for the founders common units was the same as the purchase price for the common units purchased as part of the strip. The founders common units vest on a daily pro rata basis over four years from the date of issuance. The vesting of founders common units impacts the purchase price applicable to the repurchase and put options associated with the founders common units, but the founders common units are owned upon issuance. For instance, if the named executive officer’s employment terminates for any reason other than for “cause,” vested founders common units can be repurchased by Holdings at fair market value, as calculated in accordance with the relevant transaction documents, while unvested units can be repurchased by Holdings at the lower of original cost or fair market value. Upon a termination for “cause,” both vested and unvested founders common units can be repurchased by Holdings at the lower of original cost or fair market value.

Under applicable accounting rules, we are required to recognize a non-cash compensation expense relating to the founders common units purchased by the management investors. This expense is being amortized over the four-year vesting period of the founders common units. The compensation expense attributable to the portion of these securities purchased by the named executive officers that vested in 2007 is reflected in the column “Stock Awards” of the Summary Compensation Table. In addition, we have included information concerning the founders common units in the various equity awards tables under “Executive Compensation Tables.” The equity issuances under the Successor Equity Plan were not pursuant to equity awards, but instead were equity purchases by the named executive officers. However, we have provided the information regarding the founders common units in those tables because of the compensation expense associated with them. See Note 14 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information concerning this compensation expense. No amount is reflected in those tables for the other units purchased by the named executive officers because we were not required to recognize any compensation expense with respect to those units.

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for 2007. The table also summarizes the total compensation paid or earned by each of Messrs. Ballbach, Wyszomierski, Van Kula and Pulkownik for 2006. Mr. Malenfant was not identified as a named executive officer in our 2006 Annual Report on Form 10-K.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(2)($)	(3)($)	(4)($)	(5)($)	(6)($)	(7)($)	(8)($)	($)

John M. Ballbach	2007	$787,506	—	$740,437	$2,081,574	$945,345	—	$77,615	$4,632,477
Chairman, President and Chief Executive Officer	2006	650,004	1,651,191	100,000	360,224	548,096	—	173,476	3,482,991
Jack L. Wyszomierski	2007	417,504	—	290,197	116,377	441,612	—	38,303	1,303,993
Executive Vice President and Chief Financial Officer	2006	379,180	670,000	49,180	61,084	272,202	—	25,032	1,456,678
George Van Kula(1)	2007	349,998	—	177,093	657,423	209,578	—	45,498	1,439,590
Senior Vice President, General Counsel and Secretary	2006	210,594	586,960	—	253,766	114,665	—	162,986	1,328,971
Matthew C. Malenfant	2007	355,002	—	240,307	20,366	347,083	6,901	49,881	1,019,540
Senior Vice President and President of North America, Lab Distribution and Services
Theodore C. Pulkownik	2007	302,508	—	207,603	116,377	181,141	—	88,302	895,931
Senior Vice President of Strategy Corporate Development and Emerging Markets	2006	275,010	670,000	—	61,084	148,886	—	89,664	1,244,644

(1)	Mr. Van Kula joined us in his current position in May 2006.

(2)	This column reflects the actual salaries paid or earned in 2007 and 2006, as applicable. In connection with the consummation of the Merger, we entered into the Executive Officer Employment Arrangements in June 2007, which included new annualized salary terms. See the discussion in the Compensation Discussion and Analysis under “Base Salary” for more information.

(3)	The amounts set forth in this column for 2006 represent the payments made in 2006 to all holders of stock options as a result of our December 2006 recapitalization. Specifically, in December 2006, we used the net proceeds from the sale of $350 million aggregate principal amount of our then-outstanding senior floating rate notes to pay a distribution to the holders of CDRV

Investors, Inc. common stock. Under the terms of the Predecessor Stock Plan, this distribution required an adjustment to the exercise price or other terms of then outstanding stock options to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all stock options outstanding under the Predecessor Stock Plan was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to reduce the exercise price of certain stock options to reflect the distribution to the full extent provided under the Predecessor Stock Plan. As a result, we made cash payments of approximately $13.5 million to certain holders of vested and unvested stock options, including certain of our named executive officers, to ensure that such holders maintained the same economic rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced.

In addition, in the cases of Messrs. Ballbach and Van Kula, the amounts in this column for 2006 also represent one-time bonus payments in 2006 relating to option grants, as described below.

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

(4)	For 2007, this column represents the compensation cost recognized for financial statement reporting purposes in 2007 for (i) restricted stock units (including amounts recognized due to the acceleration of vesting of all outstanding unvested restricted stock units upon the consummation of the Merger), in the following amounts: Ballbach: $383,336; Wyszomierski: $196,722; Van Kula: $98,640; Malenfant: $196,722; and Pulkownik: $98,640 (see “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information); and (ii) the portion of the founders common units that vested in 2007, in the following amounts: Ballbach: $357,101; Wyszomierski: $93,475; Van Kula: $78,453; Malenfant: $43,585; and Pulkownik: $108,963 (see “Equity Issuances under Successor Equity Plan” for more information).

For 2006, this column represents the compensation cost recognized for financial statement reporting purposes in 2006 for restricted stock units that vested during that year. The fair value of each unit was determined as of the grant date.

(5)	For 2007, this column represents the compensation cost recognized for financial statement reporting purposes in 2007 for stock options, including amounts recognized due to the acceleration of vesting of stock options upon the consummation of the Merger (see “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information).

For 2006, this column represents the compensation cost recognized for financial statement reporting purposes in 2006 for the fair value of stock options granted to each of our named executive officers, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For accounting purposes, Mr. Van Kula’s right to purchase 6,670 shares described in note (3) above was treated as an option. Accordingly, in 2006, we recognized compensation cost of $217,242 related to this option in accordance with SFAS 123R, and this compensation cost is included in the 2006 total for Mr. Van Kula.

(6)	This column represents amounts earned under the MIP for each of 2007 and 2006, as applicable, and, in the cases of Messrs. Ballbach, Wyszomierski and Malenfant, amounts earned under the Retention Bonus Plan in the applicable year (2007: $316,603, $158,278, and $158,278, respectively; and 2006: Ballbach: $79,151; and Wyszomierski: $39,569 ). The payments in 2007 included all remaining amounts under the Retention Bonus Plan as a result of the consummation of the Merger (see the discussion in the Compensation Discussion and Analysis under “Retention Bonus Plan” for more information).

(7)	For Mr. Malenfant, this column reflects the sum of the changes in actuarial present value of the accumulated benefit under the VWR International Retirement Plan ($2,863) and VWR International Supplemental Benefits Plan ($4,038) during 2007. See “Pension Benefits” for additional information.

(8)	This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2007 and 2006, as applicable.

The perquisites and other personal benefits for 2007 included: annual automobile allowances for all of the named executive officers; financial planning assistance for Messrs. Ballbach, Van Kula, Malenfant and Pulkownik; reimbursement of country club membership dues for Messrs. Ballbach and Malenfant; a relocation expense reimbursement for Mr. Ballbach; and a housing allowance and commuting reimbursements for Mr. Pulkownik. The 2007 housing allowance for Mr. Pulkownik was $36,000; each of the other perquisites provided to the named executive officers in 2007 had an attributed cost to us of less than $25,000.

All other compensation for 2007 included: Company contributions to the Savings Plan of approximately $12,800, in the aggregate, for each named executive officer; Company contributions to the Deferred Compensation Plan in the amount of $11,500 for Mr. Wyszomierski and less than $10,000 for each of the other named executive officers (see “Nonqualified Deferred Compensation Plan” for additional information); and tax reimbursements, or “gross-ups,” for the taxable portion of certain perquisites provided to the named executive officers, in the aggregate amount of approximately $18,000 for Mr. Ballbach and less than $10,000 for each of the other named executive officers.

Grants of Plan-Based Awards

The following table provides information about non-equity award targets for 2007 performance and “equity awards” issued to our named executive officers in 2007.

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
	Estimated Future Payouts				Estimated Future Payouts			Number	Number of	or Base	Value of
	Under Non-Equity				Under Equity			of Shares	Securities	Price of	Stock and
	Incentive Plan Awards(1)				Incentive Plan Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	(#)	($/sh)	($)(3)

John M. Ballbach	2/13/07	$—	$787,506	$1,575,012	—	—	—	—	—	$—	$—
	6/29/07	—	—	—	—	—	—	244,374.39	—	—	2,818,202
Jack L. Wyszomierski	2/13/07	—	417,504	—	—	—	—	—	—	—	—
	6/29/07	—	—	—	—	—	—	65,273.66	—	—	737,694
George Van Kula	2/13/07	—	349,998	—	—	—	—	1,000	—	—	98,640
	6/29/07	—	—	—	—	—	—	54,783.91	—	—	619,143
Matthew C. Malenfant	2/13/07	—	355,002	—	—	—	—	—	—	—	—
	6/29/07	—	—	—	—	—	—	30,435.51	—	—	343,968
Theodore C. Pulkownik	2/13/07	—	302,508	—	—	—	—	1,000	—	—	98,640
	6/29/07	—	—	—	—	—	—	76,088.77	—	—	859,921

(1)	These columns reflect the potential payment under the MIP for 2007 performance, as set by our former Compensation Committee on February 13, 2007, and as maintained in the Executive Officer Employment Agreements. Mr. Ballbach’s potential payment is subject to a maximum of 200% of base salary paid for the year; the other named executive officers’s potential payment is not subject to a cap, and so no maximum payment amount is reflected in the table.

The MIP percentages are based on base salary paid for the applicable year, and so the amounts calculated above are based on the base salary amounts set forth in the “Salary” column of the Summary Compensation Table, which include the adjustments to the base salaries of the named executive officers under the Executive Officer Employment Agreements. The criteria and factors and the MIP percentages of base salary paid for the applicable year are described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.”

(2)	This column reflects the restricted stock units granted by our former Board of Directors under the Predecessor Stock Plan on February 13, 2007 to Messrs. Van Kula and Pulkownik.

This column also reflects the founders common units purchased by our named executive officers under the Successor Equity Plan on June 29, 2007. See “Equity Issuances under Successor Equity Plan” for more information.

(3)	This column represents the total compensation cost recognized for financial statement reporting purposes for the restricted stock units and the founders common units referenced in Note (2) above, as of their respective issuance dates. The expense associated with the founders common units is being amortized over the four-year vesting period of the securities. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information regarding treatment of the restricted stock units upon consummation of the Merger and “Equity Issuances under Successor Equity Plan” for more information regarding the founders common units.

Outstanding Equity Awards at Fiscal Year-end

All equity awards outstanding under the Predecessor Stock Plan were cancelled upon consummation of the Merger and the holders received payment for such awards. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information. The following table provides information as of December 31, 2007 regarding the founders common units purchased by our named executive officers under the Successor Equity Plan. See “Equity Issuances under Successor Equity Plan” for more information.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
		Number of	Number of			Number of	Value of	Unearned	of Unearned
	Number of	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Securities	Underlying	Underlying			Units of	Units of	or Other	or Other
	Underlying	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable (#)	(#)	(#)	($)	Date (#)	(#)(1)	($)(2)	(#)	($)

John M. Ballbach	—	—	—	—	—	213,409.14	$213,409	—	—
Jack L. Wyszomierski	—	—	—	—	—	57,002.68	57,003	—	—
George Van Kula	—	—	—	—	—	47,842.11	47,842	—	—
Matthew C. Malenfant	—	—	—	—	—	26,578.96	26,579	—	—
Theodore C. Pulkownik	—	—	—	—	—	66,447.38	66,447	—	—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers that remained unvested at the end of 2007. Founders common units vest on a daily pro rata basis over four years from the date of issuance (i.e., June 29, 2007, in the case of our named executive officers).

(2)	There is no established public trading market for the preferred units or common units (including the founders common units) of Holdings. For purposes of this column, the “market value” of the founders common units is based on the purchase price ($1.00 per unit) for founders common units as of the end of 2007, as determined pursuant to the Successor Equity Plan and the related transaction documents.

Option Exercises and Stock Vested

All equity awards outstanding under the Predecessor Stock Plan were cancelled upon consummation of the Merger and the holders received payment for such awards. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information. The following table provides information regarding the cancellation of the stock options issued under the Predecessor Stock Plan upon the consummation of the Merger, the restricted stock units that vested under the Predecessor Stock Plan upon the consummation of the Merger, and the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2007. See “Equity Issuances under Successor Equity Plan” for more information regarding the founders common units.

		Option Awards(1)		Stock Awards
		Number of	Value	Number of
		Shares	Realized	Shares	Value
		Acquired	Upon	Acquired	Realized
		on Exercise	Exercise	on Vesting	on Vesting
Name		(#)(1)	($)(2)	(#)(3)	($)(4)

John M. Ballbach	Options	71,532	$22,340,658
	Restricted Stock Units			5,334	$1,830,309
	Founders Common Units			30,965.25	—
Jack L. Wyszomierski	Options	20,000	6,369,600
	Restricted Stock Units			2,667	915,154
	Founders Common Units			8,270.98	—
George Van Kula	Options	13,340	3,781,890
	Restricted Stock Units			1,000	343,140
	Founders Common Units			6,941.80	—
Matthew C. Malenfant	Options	7,000	2,229,360
	Restricted Stock Units			2,667	915,154
	Founders Common Units			3,856.55	—
Theodore C. Pulkownik	Options	20,000	6,369,600
	Restricted Stock Units			1,000	343,140
	Founders Common Units			9,641.39	—

(1)	This column reflects the number of stock options (to purchase CDRV Investors, Inc. common stock under the Predecessor Stock Plan) that were cancelled upon consummation of the Merger in June 2007. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information.

(2)	This column reflects the option cancellation payments made to the named executive officers with respect to the stock options referred to in Note (1) above upon consummation of the Merger. The option cancellation payments were calculated as (x) the excess of the per share merger consideration (approximately $343 per share) over the per share exercise price of each stock option, multiplied by (y) the number of shares of common stock covered by such stock option.

(3)	For “Restricted Stock Units,” this column reflects the number of unvested restricted stock units (issued under the Predecessor Stock Plan) for which the vesting was accelerated in connection with the consummation of the Merger. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information.

For “Founders Common Units,” this column reflects the portion of the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2007.

(4)	For “Restricted Stock Units,” this column reflects the payments made with respect to the unvested restricted stock units referred to in Note (3) above upon consummation of the Merger. Outstanding restricted stock units (including those that had previously vested) were converted into the right to receive the per share merger consideration.

No value is realized as a result of vesting of the founders common units. See “Equity Issuances under Successor Equity Plan” for a description of the vesting of founders common units.

Pension Benefits

VWR sponsors two defined benefit plans for full-time U.S. employees, the VWR International Retirement Plan (the “U.S. Retirement Plan”) and the VWR International Supplemental Benefits Plan (the “U.S. SERP,” and together with the U.S. Retirement Plan, the “U.S. Plans”). Both of the U.S. Plans were frozen on May 31, 2005, and Mr. Malenfant is the only named executive officer entitled to benefits under them.

VWR International Retirement Plan.  The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by collective bargaining agreements who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date. As of December 31, 2007, the plan covered approximately 3,850 participants. Annual retirement benefits under the U.S. Retirement Plan are generally calculated as a single life annuity as the greater of:

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

The Social Security taxable wage base for employees retiring at the end of 2007 was $97,500. Under the U.S. Retirement Plan, final average earnings includes the participant’s salary and bonus, as well as any other bonus or severance payments to which a participant may become entitled but may not exceed an IRS-prescribed limit applicable to tax-qualified plans ($225,000 for 2007).

The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age consistent with Social Security retirement. Benefits are reduced for retirement prior to Social Security retirement age. Employees vest in the U.S. Retirement Plan after five years of credited service. In addition, the plan provides for joint and survivor annuity choices, and does not require employee contributions.

Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Internal Revenue Code (the “Code”). The Section 415 limit for 2007 is $180,000 per year for a single life annuity payable at an IRS-prescribed retirement age.

Supplemental Executive Retirement Plan.  Because the U.S. Retirement Plan complies with ERISA and Code maximum compensation and defined benefit limitations, VWR also sponsors the U.S. SERP, which is a benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The U.S. SERP also was frozen on May 31, 2005. The U.S. SERP was available to certain officers to provide for retirement benefits above amounts available under the U.S. Retirement Plan. The U.S. SERP is unfunded and is not qualified for tax purposes. Accrued benefits under the U.S. SERP are subject to claims of the Company’s creditors in the event of bankruptcy.

As a result of the freeze of the U.S. SERP, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, but Mr. Malenfant was granted an additional benefit under the U.S. SERP (as described below). As of December 31, 2007, the U.S. SERP covered three active participants.

The formula for calculating annual benefits under the U.S. SERP is a “top hat” formula — i.e., the annual benefit under the U.S. SERP is the amount that would be calculated under the U.S. Retirement Plan without regard to the U.S. Retirement Plan limits described above less the amount actually calculated pursuant to the U.S. Retirement Plan including the limits described above. Benefits under the U.S. SERP are computed on the basis of the life annuity form of pension, with a normal retirement age consistent with Social Security retirement. Benefits accrued prior to January 1, 2008 under the U.S. SERP are generally payable at the same time and in the same manner as the U.S. Retirement Plan. Benefits accrued as of January 1, 2008 or later are payable, in accordance with a participant’s advance election, as a single sum or as an annuity, including choices of a joint and survivor or years-certain annuity.

Pension Plan Table.  No pension benefits were paid to any of the named executives in the last fiscal year. VWR does not have a policy for granting additional years of service under the U.S. Plans. However, VWR granted Mr. Malenfant the right to be paid an additional amount under the U.S. SERP calculated as the additional amount that he would receive under the U.S. Retirement Plan if he had an additional nine years of credited service under the plan. The total U.S. SERP benefit cannot increase beyond 33 years of service for any participant.

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2007 for Mr. Malenfant under each plan based upon the assumptions described in footnote 1.

		Number of	Present Value of
		Years Credited	Accumulated
Name	Plan Name	Service	Benefit

Matthew C. Malenfant(1)	VWR International Retirement Plan	9.667	$93,971
	VWR International Supplemental Executive Retirement Plan	9.667	132,527

(1)	The accumulated benefit for Mr. Malenfant is based on service and earnings (as described above) considered by the plans for the period through December 31, 2007, and includes the additional amounts payable to him under the U.S. SERP described above. The present value has been calculated assuming Mr. Malenfant will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 13 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the interest assumption is 6.05%.

Nonqualified Deferred Compensation Plan

Our executive officers and certain other key employees are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan became effective May 1, 2007. Under the Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual bonus awards. Earnings and losses on each account are credited based on the performance of the benchmark funds available under the Deferred Compensation Plan that the participant selects. Any deferred amounts and earnings and losses thereon will be credited to a deferral account of the applicable participant and become a liability of VWR to such participant.

The Deferred Compensation Plan provides for VWR to credit matching amounts to the account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2007 was the Company’s achievement of Internal EBITDA of $247.4 million (i.e., the minimum Internal EBITDA target under the 2007 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to applicable federal income tax rules. The maximum matching amount under the Deferred Compensation Plan is 4% of the participant’s cash compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year.

Under the terms of the Deferred Compensation Plan, participants become entitled to distributions of their accounts upon (i) their death, disability or separation from service, (ii) a change in control of VWR, (iii) an unforeseeable emergency, or (iv) an in-service distribution date elected by the participant. Participants may elect deferred payment dates, and may elect to receive distributions in installments or a single sum. Regardless of the elections made, upon the participant’s death or disability or upon a change in control of the Company, the entire amount credited to the account will be distributed to the participant or his beneficiary or estate, as applicable, in a lump sum payment (subject to a six-month delay in the case of the named executive officers).

As reflected in the table below, none of our named executive officers deferred 2007 base salary into their Deferred Compensation Plan accounts. Each of our named executed officers’ accounts will be credited with Company matching amounts in March 2008 (as a result of our satisfaction of the relevant 2007 performance goal) solely related to the restoration of matching amounts to which each otherwise would have been entitled under the Savings Plan for 2007 but which were limited due to applicable federal income tax rules.

	Executive	Registrant	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Aggregate Balance
Name	Last FY	Last FY(1)	Last FY	Distributions	at Last FYE(1)

John M. Ballbach	—	$6,500	—	—	$6,500
Jack L. Wyszomierski	—	11,500	—	—	11,500
George Van Kula	—	6,500	—	—	6,500
Matthew C. Malenfant	—	6,500	—	—	6,500
Theodore C. Pulkownik	—	9,056	—	—	9,056

(1)	Represents the Company restoration matching amounts (described above) that will be made to the named executive officers’ accounts in March 2008 as a result of our satisfaction of the relevant 2007 performance goal. The amounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.

Termination and Change of Control Arrangements

The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2007 effective date of such change of control or termination. In addition, the named executive officers have certain benefits that would be payable upon a change of control and/or termination that are described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”

As partial consideration for the benefits provided under the severance arrangements in the Executive Officer Employment Agreements, our named executive officers are bound by a confidentiality agreement as well as customary non-compete and non-solicitation provisions. The non-compete provisions prohibit the named executive officers from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of one year after the termination of such employment for any reason (except that Mr. Ballbach’s provision lasts 18 months). The non-solicitation provision prohibits the named executive officer either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of 180 days or longer. The named executive officer’s receipt of the severance benefits would be contingent upon the executive signing a release of claims against the Company.

JOHN M. BALLBACH

				Involuntary
				Not for
				Cause
				Termination
				or
				Resignation
				for Good	Involuntary
	Voluntary	Early	Normal	Reason	for Cause	Change in	Death	Disability
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control(2)	(3)	(4)

Severance or Lump Sum Payments	$—	$—	$—	$3,719,086	$—	$—	$925,000	$925,000
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

JACK L. WYSZOMIERSKI

				Involuntary
				Not for
				Cause
				Termination
				or
				Resignation
				for Good	Involuntary
	Voluntary	Early	Normal	Reason	for Cause	Change in	Death	Disability
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	(3)	(4)

Severance or Lump Sum Payments(6)	$—	$—	$—	$1,261,474.	$—	$—	$382,500	$382,500
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

GEORGE VAN KULA

				Involuntary
				Not for
				Cause
				Termination
				or
				Resignation
				for Good	Involuntary
	Voluntary	Early	Normal	Reason	for Cause	Change in	Death	Disability
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	(3)	(4)

Severance or Lump Sum Payments	$—	$—	$—	$997,099	$—	$—	$281,250	$281,250
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

MATTHEW C. MALENFANT

				Involuntary
				Not for
				Cause
				Termination
				or
				Resignation
				for Good	Involuntary
	Voluntary	Early	Normal	Reason	for Cause	Change in	Death	Disability
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	(3)	(4)

Severance or Lump Sum Payments	$—	$—	$—	$1,010,224	$—	$—	$285,000	$285,000
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

THEODORE C. PULKOWNIK

				Involuntary
				Not for
				Cause
				Termination
				or
				Resignation
				for Good	Involuntary
	Voluntary	Early	Normal	Reason	for Cause	Change in	Death	Disability
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	(3)	(4)

Severance or Lump Sum Payments	$—	$—	$—	$865,849	$—	$—	$243,750	$243,750
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

(1)	Upon termination without “cause” or resignation for “good reason,” our named executive officers are generally entitled to (i) one and a half times (two times in the case of Mr. Ballbach) the sum of the executive’s then current base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination and (ii) continued health benefits for the 12-month period (18-month period in the case of Mr. Ballbach) following termination. See “New Employment Arrangements” for additional information regarding the named executive officer’s employment arrangements.

(2)	In the event excise taxes become payable under Section 280G and Section 4999 of the Code as a result of any “excess parachute payments,” as that phrase is defined by the Internal Revenue Service, upon a change of control of the Company, Mr. Ballbach’s Executive Officer Employment Arrangement provides that the Company will pay the excise tax as well as a gross-up for the impact of the excise tax payment. There currently are no arrangements between the Company and Mr. Ballbach that the Company expects would result in any such excise tax payment upon a change of control of the Company.

(3)	Upon termination by reason of death, the named executive officer’s beneficiary or estate, as applicable, will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the death.

(4)	Upon termination by reason of disability, the named executive officer will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the termination. In addition, the named executive officer will be entitled to receive payments of base salary until payments to him under VWR’s long-term disability plan commence but in any event for a period not to exceed 18 months from the date of termination.

(5)	All founders common units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the founders common units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause”, vested founders common units can be repurchased or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units can be repurchased or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause”, both vested and unvested founders common units can be repurchased or sold to Holdings at the lower of original cost or fair market value. See “Equity Issuances under Successor Equity Plan” for more information.

(6)	Mr. Wyszomierski is also entitled to the severance arrangements described in Note (1) above if he resigns for any reason during the period from December 29, 2008 through June 29, 2010.

Director Compensation

Director Compensation Prior to the Consummation of the Merger

Prior to the consummation of the Merger, our directors who were not also employees of VWR or employees or principals of CD&R (“Outside Directors”) were compensated pursuant to VWR’s Directors Compensation Policy for their service on both VWR’s and our Board of Directors (and any committees thereof). Under this policy, such directors received a total annualized fee of $70,000 for their service on both Boards, at least 50% of which was payable in director stock units (or rights to acquire shares of CDRV Investors, Inc. common stock) granted under Predecessor Stock Plan. Directors had the option to elect to receive up to 100% of their annual fee in director stock units. See “Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for more information regarding the treatment of director stock units upon consummation of the Merger. Any Outside Director serving as the chair of any of the committees of VWR’s and our Board of Directors received an additional $10,000 annual cash fee, $15,000 in the case of the Chair of the Audit Committee. All cash fees were paid by VWR, and the directors did not receive separate cash consideration from us. We did not pay any remuneration to any of our directors who were also employees of VWR or who were employees or principals of CD&R, however all such directors were reimbursed for reasonable travel and lodging expenses incurred to attend Board and committee meetings.

Pursuant to the terms of the Merger Agreement, each of the directors serving on VWR’s and our Board of Directors prior to the consummation of the Merger, other than John M. Ballbach, resigned upon consummation of the Merger.

Director Compensation Following the Consummation of the Merger

In September 2007, our Board of Directors approved a new Board Compensation Policy. Under this new policy, all directors who are not also (i) officers or employees of VWR or us or (ii) Managing Directors or Managing Partners of Madison Dearborn (“Eligible Directors”), will receive annual cash compensation of $100,000 for their service on VWR’s and our Board. No separate compensation will be paid to Eligible Directors for their service on the Board committees. In addition, at the discretion of the Board of Managers of Holdings, Eligible Directors may be granted the right to receive or purchase equity interests in Holdings in accordance with the Successor Equity Plan. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Certain Stockholder Matters” in this Annual Report on Form 10-K for a listing of the equity interests beneficially owned by Eligible Directors as of December 31, 2007. Non-Eligible Directors (which include Messrs. Alexos, Dean and Sullivan) will not be entitled to separate cash compensation or rights under the Successor Equity Plan in connection with their service on the Board or Board committees. All Board members, other than those affiliated with Madison Dearborn, will be entitled to be reimbursed for reasonable travel, lodging and other expenses incurred in connection with their service on the Board and Board committees.

The table below sets forth director compensation for 2007:

	Fees			Non-Equity
	Earned			Incentive
	or Paid in	Stock	Option	Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)

Predecessor Board:
Alan W. Dunton(2)	$—	$35,000	$—	$—	$—	$35,000
Joseph F. Eckroth, Jr.(2)	17,500	17,500	—	—	—	35,000
Lewis S. Edelheit(2)	17,500	17,500	—	—	—	35,000
Brian P. Kelley(2)	—	35,000	—	—	—	35,000
Carl T. Stocker(2)	25,000	17,500	—	—	—	42,500
Current Board:
Robert L. Barchi(2)	29,722	133,720	—	—	—	163,442
Edward A. Blechschmidt(3)	29,722	98,720	—	—	—	128,442
Robert P. DeCresce(3)	29,722	126,474	—	—	—	156,196
Harry M. Jansen Kraemer, Jr.(3)	50,556	436,666	—	—	—	487,222
Carlos del Salto(3)	29,722	116,169	—	—	—	145,891
Robert J. Zollars(2)	29,722	127,461	—	—	—	157,183

(1)	With respect to Messrs. Dunton, Eckroth, Edelheit, Kelley and Stocker, the amounts set forth in this column represent the total non-cash compensation expense recognized in 2007 under applicable accounting rules for director stock units issued to Outside Directors in 2007 under the Predecessor Stock Plan. With respect to Messrs. Blechschmidt, DeCresce, Kraemer and del Salto, the amounts set forth in this column represent the total non-cash compensation expense recognized in 2007 under applicable accounting rules with respect to the equity purchases of each such Eligible Director in 2007 under the Successor Equity Plan. With respect to each of Messrs. Barchi and Zollars, $35,000 included in this column represents the director stock units issued to each of them in 2007 under the Predecessor Stock Plan, and $98,720 and $92,461, respectively, included in this column represents the total non-cash compensation expense recognized in 2007 under applicable accounting rules with respect to the equity purchases of each such Eligible Director in 2007 under the Successor Equity Plan. The equity issuances to Board members under the Successor Equity Plan were not grants, but instead were purchases; however, under applicable accounting rules, we were required to recognize non-cash compensation expense in 2007 with respect to certain of these purchases. See Note 14 under “Item 8-Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information concerning the compensation expense attributable to the Eligible Directors.

(2)	Pursuant to the terms of the Merger Agreement, each of the individuals serving on VWR’s and our Board prior to the consummation of the Merger, other than John M. Ballbach, resigned upon consummation of the Merger. Messrs. Barchi and Zollars rejoined both Boards in September 2007.

(3)	Mr. Kraemer was appointed to VWR’s and our Board upon consummation of the Merger, and Messrs. Blechschmidt, DeCresce and del Salto were appointed to both Boards in September 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Holdings was capitalized in connection with the Merger with $1,425.0 million of equity capital in the form of preferred units and common units. As of February 29, 2008, Holdings had 1,411,991.21 preferred units outstanding and 14,065,529.0 common units outstanding.

The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 29, 2008 by:

•	each person who is the beneficial owner of more than 5% of outstanding common units and preferred units;

•	each of our directors and our named executive officers; and

•	our directors and executive officers as a group.

To our knowledge, each such holder has sole voting and investment power as to such common units and preferred units shown unless otherwise noted. Beneficial ownership of the common units and preferred units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Class A Common Units(1)		Class A Preferred Units(1)
	Number	Percent of Class	Number	Percent of Class

Principal Stockholders:
Madison Dearborn(2)	10,572,738.12	75.17%	1,175,259.51	83.23%
Avista Capital Partners, LLC(3)	1,076,259.68	7.65%	117,685.69	8.33%
Directors and Executive Officers:
John M. Ballbach(4)	298,679.81	2.12%	6,000.60	*
Jack L. Wyszomierski	83,923.28	*	2,060.73	*
George Van Kula	70,436.46	*	1,729.56	*
Matthew C. Malenfant	39,131.37	*	960.87	*
Manuel Brocke-Benz	39,131.37	*	960.87	*
Paul A. Dumas	19,565.68	*	480.43	*
Theodore C. Pulkownik	97,828.42	*	2,402.17	*
Jon Michael Colyer	25,435.39	*	624.56	*
Gregory L. Cowan	14,244.52	*	349.77	*
Timothy P. Sullivan(2)	10,572,738.12	75.17%	1,175,259.51	83.23%
Nicholas W. Alexos(2)	10,572,738.12	75.17%	1,175,259.51	83.23%
Harry M. Jansen Kraemer, Jr.(5)	10,656,350.16	75.76%	1,179,375.90	83.53%
Dr. Robert L. Barchi	8,000.00	*	0.00	*
Edward A. Blechschmidt	8,000.00	*	0.00	*
Thompson Dean(3)	1,076,259.68	7.65%	117,685.69	8.33%
Dr. Robert P. DeCresce	12,249.55	*	170.75	*
Carlos del Salto	8,896.88	*	99.10	*
Robert J. Zollars(6)	9,722.02	*	190.28	*
All Directors and Executive Officers as a group (18 persons)(2)(3)	12,467,854.59	88.64%	1,313,091.29	93.00%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below.

(2)	Madison Dearborn Capital Partners V — A, L.P. (“MDP V — A”) is the indirect beneficial owner of 6,981,954.31 common units and 776,351.14 preferred units, Madison Dearborn Capital Partners V — C, L.P. (“MDP V — C”) is the indirect beneficial owner of 1,852,188.31 common units and 205,952.53 preferred units, Madison Dearborn Capital Partners V Executive — A, L.P. (“MDP Executive”) is the indirect beneficial owner of 70,157.42 common units and 7,800.77 preferred units MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,534,497.98 common units and 170,289.01 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V — A, MDP V — C, MDP Executive, Varietal and Varietal-2, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V — A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds, and Madison

Dearborn Partners, LLC (“MDP LLC”) is the general partner of MDP A&C. John A. Canning, Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by MDP V — A, MDP V — C and MDP Executive. Messrs. Canning, Finnegan and Mencoff and MDP LLC each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer, Jr. are employed by MDP LLC and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP LLC and Messrs. Alexos, Sullivan, Kraemer, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(3)	Avista Capital Partners, L.P. (“ACP”) is the indirect beneficial owner of 851,679.43 common units and 93,128.53 preferred units and ACP-VWR Holdings LLC (“ACP-VWR”) is the indirect beneficial owner of 224,580.25 common units and 24,557.16 preferred units. Avista Capital Partners GP, LLC (“Avista GP”) is the general partner of ACP and Avista Capital Partners (Offshore), L.P., the managing member of ACP-VWR. Mr. Dean and Steven Webster are Co-Managing Partners of Avista Capital Managing Member, LLC, the managing member of Avista GP. Accordingly, Messrs. Dean and Webster have the power, acting by majority vote, to vote or dispose of the units held by ACP and ACP-VWR. Messrs. Dean and Webster each disclaim beneficial ownership of the units held by ACP and ACP-VWR, except to the extent of his pecuniary interest therein. The address for Avista Capital Partners, LLC and Messrs. Dean and Webster is c/o Avista Capital Holdings, LP, 65 East 55th Street, 18th Floor, New York, New York 10022.

(4)	Includes 54,474.42 common units and 1,094.51 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, of which Mr. Ballbach is the sole trustee. Mr. Ballbach has voting and investment authority over the securities held by the Trust, but disclaims beneficial ownership of the securities held by the Trust except to the extent of his pecuniary interest therein. The address for the Trust is: The Wilmington Trust Company, c/o Gerhard T. van Arkel, 797 East Lancaster Avenue, Villanova, PA 19085.

(5)	Includes units referenced in note (2) and 83,612.04 and 4,116.39 Class A common units and Class A preferred units, respectively, held by Mr. Kraemer.

(6)	Units are held by Zoco L.P., a Nevada limited partnership. Mr. Zollars and his wife are the sole general and limited partners of Zoco, L.P.

Description of Equity Capital of Holdings

Holdings is a Delaware limited liability company. Holdings has two outstanding classes of equity securities designated as Class A Preferred Units (“preferred units”) and Class A Common Units (“common units”). The terms of such securities were established pursuant to the Limited Liability Company Agreement of Holdings (the “LLC Agreement”). Set forth below is a discussion of the material terms of such equity securities.

Class A Preferred Units

Yield.  Each preferred unit accrues a daily yield at the rate of 8% per annum, compounded on the last day of each calendar quarter, on the unreturned capital contributions made in respect of such preferred unit plus all unpaid yield for all prior quarterly periods. Such yield is payable in cash only when and to the extent the board of managers of Holdings makes a distribution in accordance with the terms outlined below.

Redemptions; Distributions.  There are no scheduled redemptions of the preferred units, and there is no maturity date or other scheduled date on which Holdings must redeem or otherwise make distributions in respect of the preferred units. Instead, the board of managers of Holdings may, in its sole discretion, make distributions from time to time in accordance with the LLC Agreement and the Delaware Limited Liability Company Act (as amended, the “LLC Act”).

Each distribution declared by the board of managers will be made in the following order and priority, with no payments made in respect of any tranche of the waterfall (other than the first tranche) until all amounts payable in respect of all prior tranches have been distributed in full:

First, in respect of all accrued and unpaid yield on the preferred units;

Second, in respect of all unreturned capital on the preferred units; and

Third, all remaining amounts to the holders of vested common units and Class B Common Units.

So long as Holdings is treated as a partnership for federal and state income tax purposes, Holdings will distribute, after each fiscal quarter, a “tax distribution” to its members (including the holders of preferred units) in an amount sufficient to cover the tax liabilities, if any, of its members for such quarter, but only to the extent that funds are legally available therefor under the LLC Act and such tax distribution would not be prohibited under any credit facility to which Holdings or any of its subsidiaries is a party.

Voting Rights.  Except as otherwise expressly provided for in the LLC Agreement or under the LLC Act, the holders of the preferred units do not have any voting rights.

Class A Common Units

Redemptions; Distributions.  There are no scheduled redemptions of the common units, and there is no maturity date or other scheduled date on which Holdings must redeem or otherwise make distributions in respect of the common units. Instead, the board of managers of Holdings may, in its sole discretion, make distributions from time to time in accordance with the LLC Agreement and the LLC Act with respect to the common units subject to the waterfall outlined above.

Voting Rights.  Each outstanding common unit is entitled to one vote on all matters to be voted on by the members of Holdings pursuant to the LLC Agreement. Except as otherwise set forth in LLC Agreement, all matters to be voted on by the members of Holdings will require the affirmative vote of the holders of a majority of the common units then outstanding.

Equity Compensation Plan Information

In connection with the consummation of the Merger, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan. For more information regarding the Successor Equity Plan and the current equity arrangements between our named executive officers and Holdings see “Item 11 — Executive Compensation — Equity Issuances under Successor Equity Plan,” and “Item 13 — Certain Relationships, Related Transactions and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” in this Annual Report on Form 10-K.

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options	Outstanding Options	Reflected in Column(a))
Plan Category	(a)(1)	(b)(1)	(c)(1)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2007	—	$—	—

(1)	The Successor Equity Plan was approved by Holdings’ Board of Managers on June 29, 2007; separate approval of Holdings’ security holders is not required and has not been obtained. There are no options outstanding under the Successor Equity Plan; the only securities that have been issued pursuant to the Successor Equity Plan are Class A Preferred Units and Class A Common Units. See “Description of Equity Capital of Holdings” above for a description of the securities. There is no mandatory limitation on the number of securities remaining for issuance under the Successor Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Merger

On June 29, 2007, Holdings acquired all of the outstanding capital stock of CDRV for approximately $2,196.0 million. In connection with the Merger, options to purchase our common stock under our existing equity incentive plan that were outstanding immediately prior to the consummation of the Merger (whether or not then vested or exercisable) were canceled at the consummation of the Merger and each holder of an option became entitled to receive, for each share of common stock subject to such option, an amount in cash equal to the excess, if any, of approximately $343 over the per share exercise price of such option. In addition, each restricted stock unit granted by the Company under our then-existing stock plan that was outstanding immediately prior to the consummation of the Merger vested and became free of any restrictions upon consummation of the Merger and was converted into the right to receive an amount in cash equal to approximately $343. In addition, certain of our named executive officers received payments under our Retention Bonus Plan. See “Item 11 — Executive Compensation-Treatment of Equity Awards under Predecessor Stock Plan upon Completion of the Merger” for a description of the payments made to our current executive officers and directors.

Payments to Madison Dearborn and Avista

Upon closing of the Merger, we entered a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, at the closing of the Merger, they received a fee of $35.6 million plus out-of-pocket expenses incurred in connection with the Merger. On August 20, 2007, the management services agreement was amended and restated to include an affiliate of Avista as an additional party. As of February 29, 2008, Madison Dearborn and Avista are the beneficial owners of approximately 75.2% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. Pursuant to the amended management services agreement, Madison Dearborn and Avista will receive an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of the aforementioned services as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.

Management Equity Arrangements

In connection with the Merger, we entered into equity arrangements with certain members of management of the Company (the “Management Investors”). Upon closing of the Merger, the Management Investors each purchased a strip of securities comprised of preferred units and common units of Holdings. The purchase price paid by Management Investors was $1,000 for the preferred units and $1.00 for the common units, the same as that paid by Madison Dearborn for the purchase of preferred units and common units issued in connection with the consummation of the Merger. Common units purchased pursuant to this strip of securities are 100% vested.

The Management Investors also purchased additional common units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 8.8% of Holdings’ total outstanding common units as of February 29, 2008. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.

Both the preferred unit/common unit strip and the founders common units are subject to restrictions on transfer, and all units purchased by a Management Investor are subject to the right of Holdings or, if not exercised by Holdings, the right of Madison Dearborn, to repurchase the units held by a Management Investor following a termination of his or her employment over a specified period of time. If neither Holdings nor Madison Dearborn elects to repurchase the units held by a Management Investor, he or she will have the right to sell such units to Holdings following the termination of his or her employment over a specified period of time. If an employee’s employment with us terminates for any reason other than for cause, vested units can be repurchased or sold to Holdings at fair market value and unvested units can be repurchased or sold to Holdings at the lower of original cost or fair market value. Upon a termination for cause, both vested and unvested common units can be repurchased or sold to Holdings at the lower of original cost or fair market value.

If Madison Dearborn seeks to sell all or substantially all of the Company, the Management Investors must consent to the sale and cooperate with Madison Dearborn, which may include selling their securities to the buyer on the terms and at the price negotiated by Madison Dearborn and signing whatever documents are reasonably necessary to consummate the sale.

Prior to an initial public offering, if Madison Dearborn sells a significant portion of its ownership interest in Holdings to a third party (disregarding sales in the public market, transfers to its affiliates and certain other exceptions), the Management Investors will have the option (but will not be required to, except in the case of a sale of the entire Company) to participate in the sale and sell alongside Madison Dearborn on a pro rata basis.

In connection with the Merger, certain of the Management Investors, Madison Dearborn and certain other co-investors entered into a securityholders agreement with Holdings under which Madison Dearborn has the right to require Holdings to register any or all of its securities under the Securities Act on Form S-1 or Form S-3, at Holding’s expense. Additionally, the Management Investors will be entitled to request the inclusion of their registrable securities in any registration statement at Holdings’ expense whenever Holdings proposes to register any offering of its securities.

In connection with the Merger, the Management Investors, Madison Dearborn and certain other co-investors entered into the LLC Agreement, which specifies the rights and obligations of the members of Holdings and the rights of the various classes of limited liability company interests therein. Pursuant to the limited liability company agreement, the preferred units will be entitled to a return of capital after which the common units will share in future distributions on a pro rata basis. In addition, prior to an initial public offering or a sale of all or substantially all of the Company, each Management Investor will be required to vote his or her units in favor of a board of managers consisting of such representatives as Madison Dearborn designates and the Company’s Chief Executive Officer.

The following table sets forth the number of common units and preferred units of Holdings purchased by our executive officers in connection with the Merger and beneficially owned as of February 29, 2008. Each officer paid $1.00 for each common unit and $1,000 for each preferred unit.

	Number of Class A	Number of Class A
Name	Common Units	Preferred Units

John M. Ballbach(1)	298,679.81	6,000.60
Jack L. Wyszomierski	83,923.28	2,060.73
George Van Kula	70,436.46	1,729.56
Matthew C. Malenfant	39,131.37	960.87
Manuel Brocke-Benz	39,131.37	960.87
Paul A. Dumas	19,565.68	480.43
Theodore C. Pulkownik	97,828.42	2,402.17
Jon Michael Colyer	25,435.39	624.56
Gregory L. Cowan	14,244.52	349.77

(1)	Includes 54,474.42 common units and 1,094.51 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust of which Mr. Ballbach is the trustee.

Transactions With Goldman, Sachs & Co.

As of February 29, 2008, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own 4.3% of the total outstanding common stock, through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the Merger, Goldman provided financial advisory services to the Company as well as a bridge loan commitment to the Company to secure financing. Goldman was also a joint lead arranger, joint bookrunner, and syndication agent for the Company’s Senior Secured Credit Facility, and was an initial purchaser of the outstanding Senior Notes and sole purchaser of the Senior Subordinated notes. For their services, financing commitments and participation in connection with the Senior Secured Credit Facility, outstanding Senior Notes and Senior Subordinated Notes, Goldman was paid $59.2 million. In addition, Goldman was and currently is a lender under the senior secured credit facility for which it receives fees and earns interest according to the terms and conditions of the credit agreement relating to the Senior Secured Credit Facility.

Miscellaneous

Dr. Barchi currently is the President of Thomas Jefferson University. The Company, through its subsidiaries, sells certain products to Thomas Jefferson University. In 2007, the Company had less than $200,000 of net sales to Thomas Jefferson University.

Mr. del Salto’s sister-in-law joined the Company in August 2007 as the manager of the Company’s operations in Mexico. Her base salary is within the salary band established by the Company for this position but exceeds the $120,000 amount requiring disclosure of her employment arrangement under Item 404(a) of Regulation S-K.

In 2007, we received product transportation and relocation services from SIRVA, Inc. (“SIRVA”). Brian P. Kelley, a member of our Board of Directors prior to the Merger, served as the President and Chief Executive Officer of SIRVA in 2007. Total expenses incurred with SIRVA in 2007 prior to the Merger were $1.4 million.

We purchase technology products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2007, we made purchases of approximately $200,000 from CDW.

Review and Approval of Transactions with Related Persons

The Company’s Board of Directors has not formally adopted a written policy and procedure for approval of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding stock). However, the Board believes that any such transactions have in the past been, and will continue to be, appropriately reviewed, approved and monitored.

Director Independence

Current Board of Directors

Upon consummation of the Merger on June 29, 2007, Nicholas W. Alexos, Timothy P. Sullivan and Harry M. Jansen Kraemer, Jr. were appointed to, and John M. Ballbach remained on, our Board of Directors. Pursuant to the Merger Agreement, each of the Directors serving on our Board prior to the consummation of the Merger, other than John M. Ballbach, resigned upon consummation of the Merger. In September 2007, Robert L. Barchi, Edward Blechschmidt, Thompson Dean, Robert P. DeCresce, Carlos del Salto and Robert J. Zollars were elected to our Board.

The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.

(1) Robert L. Barchi

(2) Edward Blechschmidt

(3) Robert P. DeCresce

(4) Robert J. Zollars

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows current membership for each of the standing Board committees. Messrs. Alexos, Ballbach, Dean, del Salto, Kraemer and Sullivan are not independent.

Nominating &
Corporate Governance
Audit Committee	Compensation Committee	Finance Committee	Committee

Nicholas W. Alexos	Timothy P. Sullivan	John M. Ballbach	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	John M. Ballbach
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Harry M. Jansen	Robert L. Barchi
Kraemer, Jr.	Thompson Dean

Predecessor Board of Directors

As noted above, pursuant to the terms of the Merger Agreement, each of the Directors serving on our Board prior to the consummation of the Merger, other than John M. Ballbach, resigned upon consummation of the Merger. Messrs. Barchi and Zollars served on our prior Board and rejoined our current Board in September 2007. The other members of the Board who served prior to the consummation of the Merger were B. Charles Ames, Charles A. Banks, Alan W. Dunton, Joseph E. Eckroth, Jr., Lewis S. Edelheit, George K. Jaquette, Brian P. Kelley, Richard J. Schnall and Carl T. Stocker. The prior Board had determined that all of its members were independent other than Messrs. Ames, Ballbach, Banks, Jaquette and Schnall. The table below shows the membership for each of the Board committees prior to the consummation of the Merger.

Nominating &
		Executive	Corporate Governance
Audit Committee	Compensation Committee	Committee	Committee

Alan W. Dunton	B. Charles Ames	B. Charles Ames	B. Charles Ames
Lewis S. Edelheit	Charles A. Banks	John M. Ballbach	Charles A. Banks
George K. Jaquette	Robert L. Barchi	Charles A. Banks	Lewis S. Edelheit
Richard J. Schnall	Joseph F. Eckroth, Jr.	Richard J. Schnall	George K. Jaquette
Carl T. Stocker	Brian P. Kelley
Robert J. Zollars

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. Fees and expenses for services rendered by KPMG in 2007 and 2006 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2007	2006
	(dollars in thousands)

Audit Fees(1)	$4,484	$4,259
Audit-Related Fees(2)	1,106	170
Tax Fees(3)	39	38

	$5,629	$4,467

(1)	2007 and 2006 audit fees relate to the audit of the Company’s global operations including statutory audits, and also includes fees related to the audit of internal controls over financial reporting. Also included herein are fees related to various employee benefit plan audits.

(2)	Audit-related services in 2007 primarily includes assistance with due diligence associated with the Merger and various other procedures associated with the Offering Circulars for the Senior Notes and Senior Subordinated Notes, the Senior Secured Credit Facility, and the December 2007 filing of a registration statement on Form S-4 with respect to our Senior Notes. 2006 audit-related services include procedures performed in connection with the issuance of the Predecessor Senior Floating Rate Notes.

(3)	Fees for both years relate to tax compliance services.

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

a. Financial statements, financial statement schedule and exhibits filed as part of this report

1. The following Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements, are filed as part of this Annual Report on Form 10-K:

Page

VWR FUNDING, INC. (Successor) and CDRV INVESTORS, INC. (Predecessor)
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2007 and 2006	49
Consolidated Statements of Operations for the periods included in the year ended December 31, 2007 and for the years ended December 31, 2006 and 2005	50
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) for the periods included in the year ended December 31, 2007 and for the years ended December 31, 2006 and 2005	51
Consolidated Statements of Cash Flows for the periods included in the year ended December 31, 2007 and for the years ended December 31, 2006 and 2005.	53
Notes to Consolidated Financial Statements	54
Schedule II — Valuation and Qualifying Accounts for the periods included in the year ended December 31, 2007 and for the years ended December 31, 2006 and 2005	154

Exhibit
Number	Description of Documents	Method of Filing

3.1	Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007
3.2(a)	Bylaws of VWR Funding, Inc. (pursuant to the Agreement and Plan of Merger, dated May 2, 2007, between Varietal Distribution Merger Sub, Inc. (“Merger Sub”), Varietal Distribution Holdings, LLC, and CDRV Investors, Inc., pursuant to which Merger Sub merged with and into CDRV Investors, Inc. on June 29, 2007, with CDRV Investors, Inc. as the surviving corporation, the Bylaws of Merger Sub became the Bylaws of VWR Funding, Inc., as the surviving corporation)	Previously filed as Exhibit 3.2(a) to Form S-4, filed on December 21, 2007
3.2(b)	Amendment to said Bylaws	Previously filed as Exhibit 3.2(b) to Form S-4, filed on December 21, 2007
4.1(a)	Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation	Previously filed as Exhibit 4.5 to VWR International, Inc. Form S-4, filed on August 30, 2004
4.1(b)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004
4.1(c)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004
4.1(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004
4.1(e)	Supplemental Indenture, effective as of June 29, 2007, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.2(a)	Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein	Previously filed as Exhibit 4.5(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.2(b)	Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 4.5(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.3(a)	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.25% Senior Notes due 2015 (including form of Note attached as an exhibit thereto)	Previously filed as Exhibit 4.6(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit
Number	Description of Documents	Method of Filing

4.3(b)	Purchase Agreement, dated as of June 26, 2007, by and among VWR Funding, Inc. and the Representatives of the Purchasers named therein, relating to 10.25% Senior Notes due 2015	Previously filed as Exhibit 4.6(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.3(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Representatives of the Purchasers named therein	Previously filed as Exhibit 4.6(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.4(a)	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)	Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.4(b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Previously filed as Exhibit 4.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
4.4(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.7(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.1(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.1(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.1(c)	Second Amendment to said Merger Agreement, dated May 30, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.2	Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007
10.3(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan*	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.3(b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time*	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.3(c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time*	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.3(d)	Form of Management Unit Purchase Agreement*	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.4	Employment Letter, dated June 29, 2007, between VWR International, LLC and John M. Ballbach*	Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.5	Employment Letter, dated June 29, 2007, between VWR International, LLC and Jack L. Wyszomierski*	Previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit
Number	Description of Documents	Method of Filing

10.6	Employment Letter, dated June 29, 2007, between VWR International, LLC and George Van Kula*	Previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.7(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Theodore C. Pulkownik*	Previously filed as Exhibit 10.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.7(b)	Supplemental Employment Letter, dated July 25, 2007, between VWR International, LLC and Theodore C. Pulkownik*	Previously filed as Exhibit 10.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007
10.8	Employment Letter, dated June 29, 2007, between VWR International, LLC and Matthew Malenfant*	Filed herewith
10.9(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007*	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007
10.9(b)	Amendment to said Plan*	Filed herewith
10.10(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A*	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007
10.10(b)	Amendment to said Trust Agreement*	Filed herewith
10.11(a)	VWR International Amended and Restated Retirement Plan*	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2006
10.11(b)	Amendment No. 1 to said Retirement Plan*	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2006
10.11(c)	Amendment No. 2 to said Retirement Plan*	Previously filed as Exhibit 10.8(c) to Annual Report on Form 10-K for the year ended December 31, 2006
10.12	VWR Corporation Supplemental Benefits Plan*	Previously filed as Exhibit 10.11 to VWR International, Inc. Form S-4, filed on August 30, 2004
10.13	VWR International Retention Bonus Plan*	Previously filed as Exhibit 10.3 to VWR International, Inc. Form 8-K, filed on December 12, 2006
10.14	Board Compensation Policy*	Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of Subsidiaries	Filed herewith
24	Power of Attorney	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

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
March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Ballbach John M. Ballbach	Chairman, President and Chief Executive Officer	March 11, 2008

/s/ Jack L. Wyszomierski Jack L. Wyszomierski	Executive Vice President and Chief Financial Officer	March 11, 2008

/s/ Gregory L. Cowan Gregory L. Cowan	Vice President and Corporate Controller	March 11, 2008

Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Harry M. Jansen Kraemer, Jr.
Edward A. Blechschmidt	Timothy P. Sullivan
Robert P. DeCresce	Robert J. Zollars
Carlos del Salto

By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which
Power of Attorney has been filed as an exhibit hereto.

/s/ George Van Kula George Van Kula	Attorney-in-fact	March 11, 2008

Schedule II — Valuation of Qualifying Accounts

VWR FUNDING, INC.
For the Period June 30 — December 31, 2007

Foreign
	Balance at		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves(1)	of Period
(Dollars in millions)

June 30, 2007 — December 31, 2007
Allowance for doubtful receivables	$9.6	$2.6	$0.4	$(0.6)	$12.0

(1)	Bad debts charged off, less recoveries.

CDRV INVESTORS, INC.

For the Period January 1 — June 29, 2007 and Years Ended December 31, 2006 and 2005

			Foreign
	Balance at		Currency	Deductions	Balance at
	Beginning	Charged	Translation	From	End
	of Period	to Income	Adjustments	Reserves(1)	of Period
	(Dollars in millions)

January 1, 2007 — June 29, 2007
Allowance for doubtful receivables	$9.8	$1.0	$0.2	$(1.4)	$9.6
Year ended December 31, 2006
Allowance for doubtful receivables	$6.6	$6.0	$0.4	$(3.2)	$9.8
Year ended December 31, 2005
Allowance for doubtful receivables	$6.0	$3.2	$(0.4)	$(2.2)	$6.6

(1)	Bad debts charged off, less recoveries.