Form 10-Q
period 2008-03-31
VWR Funding, Inc.
filed 2008-05-13
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 31, 2008, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 13, 2008 was 1,000.

VWR FUNDING, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
INDEX
PART I. FINANCIAL INFORMATION (Predecessor and Successor):
The following financial statements of VWR Funding, Inc. and subsidiaries (“Successor”) and CDRV Investors, Inc. and subsidiaries (“Predecessor”) for the periods indicated are included in this Quarterly Report on Form 10-Q. The term “Successor” refers to VWR Funding, Inc. and subsidiaries after giving effect to the consummation of the Merger (as defined in Note 1(a)) on June 29, 2007. The term “Predecessor” refers to CDRV Investors, Inc. and subsidiaries prior to giving effect to the consummation of the Merger. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35.0	$45.0
Compensating cash balance	97.1	87.4
Trade accounts receivable, less reserves of $12.9 and $12.0, respectively	527.7	479.0
Other receivables	26.9	38.7
Inventories	291.6	295.6
Other current assets	28.5	24.4

Total current assets	1,006.8	970.1
Property and equipment, net	207.3	200.7
Goodwill	2,045.7	1,964.8
Other intangible assets, net	2,425.6	2,377.0
Deferred income taxes	15.4	15.2
Other assets	74.1	87.5

Total assets	$5,774.9	$5,615.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$122.6	$89.8
Accounts payable	402.9	385.2
Accrued expenses	178.9	187.6

Total current liabilities	704.4	662.6
Long-term debt	2,790.2	2,703.1
Capital lease obligations	4.6	4.5
Other long-term liabilities	121.3	104.1
Deferred income taxes	656.0	690.5

Total liabilities	4,276.5	4,164.8
Redeemable equity units	44.4	43.2
Commitments and contingences (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,360.5	1,360.2
Accumulated deficit	(105.8)	(49.0)
Accumulated other comprehensive income	199.3	96.1

Total stockholders’ equity	1,454.0	1,407.3

Total liabilities and stockholders’ equity	$5,774.9	$5,615.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	Successor	Predecessor
	2008	2007
Net sales	$922.6	$843.1
Cost of goods sold	661.5	604.9

Gross profit	261.1	238.2
Selling, general and administrative expenses	220.6	181.7

Operating income	40.5	56.5
Interest income	1.4	1.7
Interest expense	(64.6)	(37.4)
Other income (expense), net	(75.0)	0.1

(Loss) income before income taxes	(97.7)	20.9
Income tax benefit (provision)	40.9	(8.0)

Net (loss) income	$(56.8)	$12.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Three Months Ended March 31, 2008
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2008	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3
Capital contributions from parent	—	—	0.4	—	—	0.4
Share-based compensation expense associated with our parent company equity plan	—	—	1.1	—	—	1.1
Reclassification of redeemable equity units	—	—	(1.2)	—	—	(1.2)
Comprehensive income (loss):
Net loss	—	—	—	(56.8)	—	(56.8)
Amortization of realized loss on derivatives, net of tax	—	—	—	—	0.2	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(9.1)	(9.1)
Foreign currency translation adjustment	—	—	—	—	112.1	112.1

Total comprehensive income						46.4

Balance at March 31, 2008	1,000	$—	$1,360.5	$(105.8)	$199.3	$1,454.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	Successor	Predecessor
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(56.8)	$12.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28.0	10.0
Unrealized translation loss	74.0	—
Loss on sale or disposal of property and equipment	—	0.2
Non-cash interest accretion	—	8.7
Non-cash equity compensation expense	1.1	0.6
Amortization of debt issuance costs	2.4	1.7
Deferred income tax (benefit) provision	(52.7)	0.9
Provision for doubtful accounts	0.9	0.8
Changes in working capital:
Trade accounts receivable	(31.3)	(24.0)
Other receivables	13.2	10.1
Inventories	10.5	6.2
Other assets	(3.0)	(3.7)
Accounts payable	2.9	6.0
Accrued expenses and other long-term liabilities	(17.9)	5.5

Net cash (used in) provided by operating activities	(28.7)	35.9

Cash flows from investing activities:
Acquisitions of businesses and transaction costs	(0.6)	(0.1)
Capital expenditures	(7.4)	(5.9)
Proceeds from sales of property and equipment	0.2	0.1

Net cash used in investing activities	(7.8)	(5.9)

Cash flows from financing activities:
Proceeds from debt	120.0	0.1
Repayment of debt	(97.2)	(21.0)
Net change in bank overdrafts	12.6	(13.3)
Net change in compensating cash balance	(9.7)	2.9
Proceeds from equity and stock incentive plans	0.4	0.2
Debt issuance costs	(1.0)	(0.3)
Cash paid to amend Predecessor Senior Secured Credit Facility	—	(0.3)
Acquisition of treasury stock	—	(0.7)

Net cash provided by (used in) financing activities	25.1	(32.4)

Effect of exchange rate changes on cash	1.4	0.4

Net decrease in cash and cash equivalents	(10.0)	(2.0)
Cash and cash equivalents beginning of period	45.0	139.4

Cash and cash equivalents end of period	$35.0	$137.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$82.3	$17.2
Income taxes paid, net	$6.3	$8.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(1) Background, Nature of Operations and Basis of Presentation
(a) Background
Until June 29, 2007, CDRV Investors, Inc. (“CDRV”) was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, CDRV completed a merger (the “Merger”) by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”) and Varietal Distribution Merger Sub, Inc., a Delaware corporation and indirect subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.
After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Holdings. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) beneficially own approximately 75% of our outstanding common stock through their ownership interests in Holdings.
(b) Nature of Operations
We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation, primarily in North America and Europe, although services comprise only a small portion of our net sales. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution (''North American Lab’’), European laboratory distribution (''European Lab’’) and Science Education. Asia Pacific operations are included within the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture and distribution of scientific supplies and specialized kits to primary and secondary schools.
(c) Basis of Presentation
The Company’s financial position as of March 31, 2008 and December 31, 2007 includes material impacts from the Merger as well as the application of purchase accounting determinations. The Merger has been reflected as of June 30, 2007 and the condensed consolidated financial statements reflecting the financial position of the Company as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2008 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The condensed consolidated financial statements reflecting the results of operations and cash flows of the Company for the three months ended March 31, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.
The accompanying condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
The presentation of certain amounts from prior periods has been revised. During 2007, we reassessed our global cash pooling arrangement. While our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we have corrected our condensed consolidated statement of cash flows for the three months ended March 31, 2007 to include a $2.9 net change in compensating cash balance and an additional ($2.9) net change in bank overdrafts. We believe that the effect of the above correction is not material.
The results for interim periods are not necessarily indicative of the results to be expected for the full year.
(2) New Accounting Standards
(a) Recently Adopted Accounting Standards
During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued FSP FAS 157-1, amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. Also in February 2008, the FASB issued FSP FAS 157-2, providing a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted SFAS 157 with respect to certain financial instruments on January 1, 2008. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. See Note 3 for more information on our adoption of SFAS 157.
During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value with an objective to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company beginning January 1, 2008. During the first quarter of 2008, we did not elect the fair value option for eligible items; therefore, the adoption of SFAS 159 had no impact on the Company. However, SFAS 159 allows us to make the fair value election, on an instrument-by-instrument basis, in future periods.
(b) Recently Issued Accounting Standards
During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, however, retains its fundamental requirements. SFAS 141R requires that the acquisition method of accounting be used for all business combinations, rather than for business combinations in which control was obtained by transferring consideration only. In addition, SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. As of March 31, 2008, we do not have any noncontrolling or minority interests, therefore, we expect the adoption of SFAS 160 will have no impact on our financial position or results of operations.
During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We expect the adoption of SFAS 161 will only affect disclosure and will have no impact on our financial position or results of operations.
During April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of FSP 142-3 should be consistent with SFAS 157’s concept of “highest and best use” of the asset. FSP 142-3 also enhances certain disclosure requirements of SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Due to the nature of our currently recognized intangible assets, we expect the adoption of FSP 142-3 to have no impact on our financial position or results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(3) Fair Value Measurements
(a) Adoption of SFAS 157
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities. Non-recurring non-financial assets and liabilities, for which we have not applied the provisions of SFAS 157, include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the valuation hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
We applied the fair value provisions of SFAS 157 to our interest rate swap agreements. We determine the fair value of our interest rate swaps using a discounted cash flow model based, in part, on observable inputs including interest rates, counterparty credit spread and our own credit spread. Accordingly, we classify our interest rate swap agreements within Level 2 of the valuation hierarchy. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of March 31, 2008.
(b) Interest Rate Swaps
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates primarily through entering into interest rate swaps. At March 31, 2008, our two interest rate swaps effectively convert $400.0 of variable rate U.S. dollar-denominated debt and €280.0 million ($442.5 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to minimize the risk of non-performance by the counterparty.
The interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in fair value reflected in other comprehensive income (loss). During the quarter ended March 31, 2008, the fair value of our interest rate swap liabilities increased by $13.9 (pre-tax) to an ending liability of $39.2, such quarterly change being offset by a corresponding decrease in other comprehensive income (loss) of $8.6 (after-tax). The aggregate fair value of our interest rate swaps as of March 31, 2008 and December 31, 2007 were reflected in other long-term liabilities.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(4) Business Combinations and Acquisitions
Our results of operations for the three months ended March 31, 2008 include the effects of certain business combinations and acquisitions noted below, which have been included from the date of acquisition on a consolidated basis.
We had a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF.
On June 29, 2007, the Company completed the Merger. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable. Refer to Notes 1 and 3 of “Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further information on the Merger.
On July 2, 2007, we acquired Bie & Berntsen A-S (“B&B”), which is a Danish scientific laboratory supply distributor.
On November 1, 2007, we acquired Omnilabo International B.V. (“Omnilabo”), which is a Netherlands based scientific laboratory supply distributor.
The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger and the acquisitions of KMF and B&B had occurred on January 1, 2007. The pro-forma financial information below would not be materially different if we had included the effects of the acquisition of Omnilabo.

Three Months Ended
March 31, 2007

Net sales	$858.6
Loss before income taxes	(19.9)
Net loss	(12.3)
These pro-forma results have been prepared for comparative purposes only and primarily include adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization and income taxes. The pro-forma results also include an adjustment to remove the effect of the Company’s accounting for KMF as an equity method investment prior to April 1, 2007. The pro-forma results assume that certain effective interest rate swaps were established as of January 1, 2007, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger. These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger and the acquisitions of KMF and B&B occurred at the beginning of 2007, or of the future results of operations of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(5) Goodwill and Other Intangible Assets
The following table reflects changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008:

	North	European	Science
	American Lab	Lab	Education	Total

Balance at January 1, 2008	$1,022.2	$843.0	$99.6	$1,964.8
Adjustments to Merger allocation	11.9	—	—	11.9
Restructuring charges, net of tax	—	2.5	—	2.5
Currency translation changes	(3.0)	69.5	—	66.5

Balance at March 31, 2008	$1,031.1	$915.0	$99.6	$2,045.7

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization
	Period	March 31,	December 31,
	(Years)	2008	2007
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $28.1 and $18.8)	20.0	$724.3	$736.5
Customer relationships in Europe (net of accumulated amortization of $20.1 and $12.4)	20.0	513.1	480.3
Customer relationships in Science Education (net of accumulated amortization of $4.9 and $3.3)	20.0	126.1	127.7
Chemical supply agreement (net of accumulated amortization of $6.8 and $4.2)	7.0	56.3	54.1
Other (net of accumulated amortization of $2.3 and $1.5)	6.6	13.9	14.6

Total amortizable intangible assets (net of accumulated amortization of $62.2 and $40.2)	19.4	1,433.7	1,413.2
Indefinite-lived intangible assets:
Trademarks and tradenames		991.9	963.8

Total intangible assets, net		$2,425.6	$2,377.0

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. As of March 31, 2008, we have certain amortizable intangible assets recorded, related to our European Distribution Agreement with Merck KGaA, with an unamortized net book value of $56.3. Refer to Note 11 for further information related to this pre-Merger contingency.
Amortization expense was $20.3 and $3.9 for the three months ended March 31, 2008 and 2007, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(6) Debt
The following is a summary of our debt obligations:

	March 31,	December 31,
	2008	2007
Senior Secured Credit Facility	$1,586.1	$1,491.2
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	550.9	535.8
Predecessor 8% Unsecured Senior Subordinated Notes due 2014	1.0	1.0
Capital leases	5.7	5.5
Other debt	98.7	88.9

Total debt	2,917.4	2,797.4
Less short-term portion	(122.6)	(89.8)

Total long-term portion	$2,794.8	$2,707.6

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($948.3 on a U.S. dollar equivalent basis as of March 31, 2008), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).
As of March 31, 2008, an aggregate U.S. dollar equivalent of $22.8 was outstanding under the multi-currency revolving loan facility, consisting of $3.8 in swingline loans and €12.0 million ($19.0 on a U.S. dollar equivalent basis) of revolving loans. In addition, we had $9.8 of undrawn letters of credit and we had $217.4 of available borrowing capacity under the multi-currency revolving loan facility as of March 31, 2008.
As of March 31, 2008, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 5.20% and 7.23%, respectively, which include a variable margin of 2.5%. U.S. dollar-denominated and Euro-denominated amounts drawn under the multi-currency revolving loan facility bear interest at rates of 7.50% and 6.88%, respectively. As of March 31, 2008, there were no loans under our Senior Secured Credit Facility denominated in currencies other than U.S. dollars and Euros.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes are denominated in U.S. dollars with an aggregate principal amount outstanding of $675.0 as of March 31, 2008. The Senior Notes mature on July 15, 2015 and interest is payable twice a year, on January 15 and July 15. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company was required to pay, and did pay, Cash Interest on January 15, 2008. The Senior Notes were originally issued pursuant to an offering exempt from the SEC’s registration requirements. In February 2008, the Company completed an exchange offer pursuant to which 100% of the outstanding Senior Notes were exchanged for Senior Notes registered with the SEC. The terms of these registered Senior Notes are substantially identical to those of the original Senior Notes.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
The Senior Subordinated Notes have tranches denominated in Euros with an aggregate principal amount outstanding of €125.0 million ($197.6 on a U.S. dollar equivalent basis as of March 31, 2008) and in U.S. dollars with an aggregate principal amount outstanding of $353.3 as of March 31, 2008. The Senior Subordinated Notes mature on June 30, 2017 and interest accrues at the annual rate of 10.75% and is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes (June 2010), the Company has the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.
(c) Other Debt
Other debt consists primarily of the aggregate bank overdraft positions of subsidiaries participating in our global cash pooling arrangement of $97.1 and $87.4 as of March 31, 2008 and December 31, 2007, respectively. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.
(d) Currency Translation
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt outstanding recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. During the quarter ended March 31, 2008, we recorded pre-tax net unrealized exchange losses of $74.0, primarily due to the strengthening of the Euro against the U.S. dollar. There was no such significant item recognized during the quarter ended March 31, 2007.
A 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of March 31, 2008 would have impacted our unrealized exchange loss by approximately $9.5 on a pre-tax basis.
(e) Other
As of March 31, 2008, the Company was in compliance with covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(7) Defined Benefit Plans
Net periodic pension cost for our U.S. defined benefit plan (“U.S. DB Plan”) and our significant Non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended March 31,
			German, French
	U.S. Plan		and UK Plans
	Successor	Predecessor	Successor	Predecessor
	2008	2007	2008	2007
Service cost	$0.3	$0.5	$0.8	$0.7
Interest cost	2.2	2.2	1.4	1.2
Expected return on plan assets	(2.0)	(2.7)	(1.2)	(1.2)
Recognized net actuarial loss	—	—	—	0.1

Net periodic pension cost	$0.5	$—	$1.0	$0.8

The Company made no contributions to the U.S. DB Plan during the three months ended March 31, 2008, and expects to make no contributions during the remainder of 2008.
The Company made contributions to our significant Non-U.S. plans of $0.3 during the three months ended March 31, 2008, and expects to make additional contributions of approximately $1.0 during the remainder of 2008.
(8) Share-Based Compensation
During the three months ended March 31, 2008 and 2007, share-based compensation expense was $1.1 and $0.6, respectively.
(9) Income Taxes
During the three months ended March 31, 2008 and 2007, we recognized an income tax benefit (provision) of $40.9 and ($8.0), on pre-tax (loss) income of ($97.7) and $20.9, respectively, resulting in an effective tax rate of 41.7% and (38.1%), respectively. The benefit recognized in the 2008 period primarily reflects our recognition of a deferred benefit associated with net operating losses.
Changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the quarter ended March 31, 2008 were not material.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(10) Comprehensive Income
Comprehensive income (loss) is determined as follows:

	Three Months Ended
	March 31,
	Successor	Predecessor
	2008	2007
Net (loss) income	$(56.8)	$12.9
Other comprehensive income (loss):
Foreign currency translation adjustments	112.1	6.0
Unrealized loss on derivatives, net of taxes of ($5.4)	(9.1)	—
Amortization of realized loss on derivatives, net of taxes of $0.2	0.2	—

	$46.4	$18.9

(11) Commitments and Contingencies
We are involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and from time to time the Company is named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we have provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. As a result of the Merger and the related purchase accounting, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of March 31, 2008, the unamortized net book value of these intangible assets was $56.3.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
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

	Three Months Ended
	March 31,
	Successor	Predecessor
	2008	2007
Net sales
North American Lab	$523.4	$501.4
European Lab	372.7	313.6
Science Education	26.5	28.1

Total	$922.6	$843.1

	Three Months Ended
	March 31,
	Successor	Predecessor
	2008	2007
Operating income (loss)
North American Lab	$25.3	$33.0
European Lab	18.2	22.9
Science Education	(3.0)	1.0
Merger expenses	—	(0.4)
Total	40.5	56.5
Interest income	1.4	1.7
Interest expense	(64.6)	(37.4)
Other income (expense), net	(75.0)	0.1

(Loss) income before income taxes	$(97.7)	$20.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(13) Condensed Consolidating Financial Information
The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to the issuance of the Senior Notes in connection with the Merger. The Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements.
The following condensed consolidating financial statements present the balance sheet at March 31, 2008 and December 31, 2007 and statements of operations and cash flows for the three months ended March 31, 2008 (Successor) and for the three months ended March 31, 2007 (Predecessor) of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Cash and cash equivalents	$2.6	$5.6	$26.8	$—	$35.0
Compensating cash balance	—	15.3	81.8	—	97.1
Trade accounts receivable, net	—	205.3	322.4	—	527.7
Inventories	—	158.2	133.4	—	291.6
Other current assets	—	12.6	42.8	—	55.4
Intercompany receivables	34.0	5.4	—	(39.4)	—

Total current assets	36.6	402.4	607.2	(39.4)	1,006.8
Property and equipment, net	—	86.2	121.1	—	207.3
Goodwill	—	1,060.6	985.1	—	2,045.7
Other intangible assets, net	—	1,336.5	1,089.1	—	2,425.6
Deferred income taxes	154.0	—	15.4	(154.0)	15.4
Investment in subsidiaries	3,056.1	2,011.2	—	(5,067.3)	—
Other assets	58.4	6.6	9.1	—	74.1
Intercompany loans	1,067.3	41.8	96.7	(1,205.8)	—

Total assets	$4,372.4	$4,945.3	$2,923.7	$(6,466.5)	$5,774.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$22.8	$—	$99.8	$—	$122.6
Accounts payable	0.5	191.5	210.9	—	402.9
Accrued expenses	21.7	53.2	104.0	—	178.9
Intercompany payables	0.5	—	38.9	(39.4)	—

Total current liabilities	45.5	244.7	453.6	(39.4)	704.4
Long-term debt and capital lease obligations	2,789.2	1.0	4.6	—	2,794.8
Other long-term liabilities	39.3	24.2	57.8	—	121.3
Deferred income taxes	—	456.1	353.9	(154.0)	656.0
Intercompany loans	—	1,164.0	41.8	(1,205.8)	—

Total liabilities	2,874.0	1,890.0	911.7	(1,399.2)	4,276.5
Redeemable equity units	44.4	—	—	—	44.4
Total stockholders’ equity	1,454.0	3,055.3	2,012.0	(5,067.3)	1,454.0

Total liabilities and stockholders’ equity	$4,372.4	$4,945.3	$2,923.7	$(6,466.5)	$5,774.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$479.5	$452.6	$(9.5)	$922.6
Cost of goods sold	—	358.3	312.7	(9.5)	661.5

Gross profit	—	121.2	139.9	—	261.1
Selling, general and administrative expenses	1.7	103.9	119.8	(4.8)	220.6

Operating (loss) income	(1.7)	17.3	20.1	4.8	40.5
Interest expense, net of interest income	(42.8)	(19.3)	(1.1)	—	(63.2)
Other income (expense), net	(75.5)	(8.2)	13.5	(4.8)	(75.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(120.0)	(10.2)	32.5	—	(97.7)
Income tax benefit (provision)	46.5	4.5	(10.1)	—	40.9
Equity in earnings of subsidiaries, net of tax	16.7	22.4	—	(39.1)	—

Net (loss) income	$(56.8)	$16.7	$22.4	$(39.1)	$(56.8)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$463.3	$389.4	$(9.6)	$843.1
Cost of goods sold	—	345.2	269.3	(9.6)	604.9

Gross profit	—	118.1	120.1	—	238.2
Selling, general and administrative expenses	0.4	90.3	95.2	(4.2)	181.7

Operating (loss) income	(0.4)	27.8	24.9	4.2	56.5
Interest expense, net of interest income	(8.6)	(26.8)	(0.3)	—	(35.7)
Other income (expense), net	—	2.5	1.8	(4.2)	0.1

(Loss) income before income taxes and equity in earnings of subsidiaries	(9.0)	3.5	26.4	—	20.9
Income tax benefit (provision)	3.2	(1.9)	(9.3)	—	(8.0)
Equity in earnings of subsidiaries, net of tax	18.7	17.1	—	(35.8)	—

Net (loss) income	$12.9	$18.7	$17.1	$(35.8)	$12.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(59.5)	$21.9	$8.9	$—	$(28.7)

Cash flows from investing activities:
Intercompany investing transactions	38.8	1.1	—	(39.9)	—
Capital expenditures	—	(4.3)	(3.1)	—	(7.4)
Other investing activities, net	—	—	(0.4)	—	(0.4)

Net cash provided by (used in) investing activities	38.8	(3.2)	(3.5)	(39.9)	(7.8)

Cash flows from financing activities:
Intercompany financing transactions	—	(38.8)	(1.1)	39.9	—
Proceeds from debt	119.9	—	0.1	—	120.0
Repayment of debt	(97.1)	—	(0.1)	—	(97.2)
Other financing activities, net	(0.6)	9.6	(6.7)	—	2.3

Net cash provided by (used in) financing activities	22.2	(29.2)	(7.8)	39.9	25.1

Effect of exchange rate changes on cash	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	1.5	(10.5)	(1.0)	—	(10.0)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$2.6	$5.6	$26.8	$—	$35.0

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(7.4)	$25.4	$17.9	$—	$35.9

Cash flows from investing activities:
Intercompany investing transactions	7.1	1.2	—	(8.3)	—
Capital expenditures	—	(3.3)	(2.6)	—	(5.9)
Other investing activities, net	—	0.1	(0.1)	—	—

Net cash provided by (used in) investing activities	7.1	(2.0)	(2.7)	(8.3)	(5.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(7.1)	(1.2)	8.3	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.5)	—	(21.0)
Other financing activities, net	(1.0)	(8.0)	(2.5)	—	(11.5)

Net cash used in financing activities	(1.0)	(35.6)	(4.1)	8.3	(32.4)

Effect of exchange rate changes on cash	—	—	0.4	—	0.4

Net (decrease) increase in cash and cash equivalents	(1.3)	(12.2)	11.5	—	(2.0)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$54.6	$82.8	$—	$137.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share data)
(Unaudited)
(14) Subsequent Event
On April 1, 2008, we acquired Jencons (Scientific) Limited (“Jencons”), a scientific laboratory supply distributor. Based in the UK, Jencons also has operations in Ireland, Kenya and the United States. The purchase price was funded from incremental borrowings of £16.5 million ($32.8 on a U.S. dollar equivalent basis) under the Company’s Senior Secured Credit Facility on April 1, 2008.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Cautionary Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
All forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included in “Item 1—Financial Statements” in this Quarterly Report on Form 10-Q.
Overview
Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the condensed consolidated financial statements found in “Item 1— Financial Statements” in this Quarterly Report on Form 10-Q reflect the results of operations and cash flows using predecessor and successor periods. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable.
We generate our net sales primarily through the sale of products, and also through the provision of services, in the global laboratory supply industry. Services comprise a small portion of our revenue. In 2007, we generated approximately 75% of our net sales from the sale of consumable products, including chemicals. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools.

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
The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future. Specifically, as a result of accounting for the Merger using the purchase method of accounting, our assets and liabilities were adjusted to their respective fair values. A significant portion of the purchase price was allocated to amortizable intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger. In addition, immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and related interest expense has increased. This increase in our debt service obligations may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities and may make us more vulnerable to a downturn in our business, industry or the economy in general. See “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information concerning risks related to our capital structure.
We experienced moderate growth across our North American Lab and European Lab segments during the three months ended March 31, 2008; however, our net sales and operating income declined in our Science Education segment during the same period. Consolidated net sales increased $79.5 million or 9.4%, compared to the same period in 2007. Consolidated operating income for the three months ended March 31, 2008 decreased $16.0 million or 28.3%, compared to the same period in 2007. Consolidated net income (loss) declined to a ($56.8) million loss for the three months ended March 31, 2008, versus $12.9 million of income during the same period in 2007. Our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 were impacted, in particular, by the following factors:
•	the effects of the Merger, including increased depreciation and amortization and increased interest expense;

•	acquisitions of certain businesses within our European Lab segment;

•	foreign currency exchange rates;

•	foreign currency translation, including our recognition of unrealized translation losses during the 2008 period; and

•	a reduction in the number of billing days during the 2008 period.
See “Factors Affecting Our Operating Results,” “Basis of Financial Statement Presentation” and “Results of Operations” below for further discussion of these and other factors.
Factors Affecting Our Operating Results
Effects of Merger
The Merger has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted to their respective fair values as of June 29, 2007. This resulted in an increased value assigned to identified intangible assets relating to customer relationships, trademarks and trade names, certain adjustments to pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments, an increase in deferred income tax liabilities and the impact of the new debt and equity structure. The recognition of the fair value of assets acquired has resulted in higher non-cash depreciation and amortization expense. In addition, the new debt incurred in connection with the Merger has resulted in an increase in interest expense.

As of March 31, 2008, we had $2,917.4 million of outstanding indebtedness, including $1,586.1 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $550.9 million of Senior Subordinated Notes. See Note 6 included in “Item 1—Financial Statements” in this Quarterly Report on Form 10-Q and Note 11 included in “Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding these debt obligations.
Acquisitions
The Company made the following acquisitions during 2007, using cash and cash equivalents on hand:

Acquisition Date	Entity Name	Product / Service Offering	Location	Business Segment
April 2, 2007	KMF Laborchemie Handels GmbH (“KMF”)	Laboratory supply, including chemical and consumable products	Germany	European Lab
July 2, 2007	Bie & Berntsen A-S (“B&B”)	Laboratory supply	Denmark	European Lab
November 1, 2007	Omnilabo International B.V. (“Omnilabo”)	Laboratory supply	Netherlands	European Lab
Foreign Currency
We maintain operations primarily in North America and in Europe. During the quarter ended March 31, 2008, approximately 49% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuations in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt outstanding recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. During the quarter ended March 31, 2008, we recorded pre-tax net unrealized exchange losses of $74.0 million, primarily due to the strengthening of the Euro against the U.S. dollar. There was no such significant item recognized during the quarter ended March 31, 2007.
Basis of Financial Statement Presentation
Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the condensed consolidated financial statements found in “Item 1— Financial Statements” in this Quarterly Report on Form 10-Q reflect the results of operations and cash flows using predecessor and successor periods. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable.
In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the quarter ended March 31, 2008 to the quarter ended March 31, 2007, the results of operations for the “Predecessor” period (January 1, 2007 through March 31, 2007) presented below reflect certain “pro-forma” adjustments to enhance comparability.

We believe that our 2008 results of operations presentation (“as reported”) is comparable to our historical 2007 presentation relative to net sales and gross profit due to the fact that the Merger had substantially no impact on these components. Consequently, we have not applied any pro-forma adjustments to these income statement captions in the following discussion and analysis. Other income (expense) and income taxes for the 2007 period were not adjusted, as a pro-forma presentation would not provide a meaningful understanding of these components of our operating results. However, as a result of the Merger and our new capital structure, we have incurred higher expenses, including depreciation and amortization and interest expense. Accordingly, for comparative purposes our 2007 results of operations, with respect to SG&A expenses, operating income and interest expense, have been adjusted to reflect pro-forma adjustments assuming the Merger occurred as of January 1, 2007. The pro-forma adjustments do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2007, or of the future results of operations of the Company. We refer to these components in the following discussion and analysis, after the effect of pro-forma adjustments, on an “as adjusted” basis.
Results of Operations
Net Sales
The following table presents net sales and net sales growth by reportable segment for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	% Change	2007
North American Lab	$523.4	4.4%	$501.4
European Lab	372.7	18.8%	313.6
Science Education	26.5	-5.7%	28.1

Total	$922.6	9.4%	$843.1

Net sales for the three months ended March 31, 2008 increased $79.5 million or 9.4% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased net sales by approximately $66.5 million. Net sales increased approximately $13.0 million or 1.5%, related to ongoing comparable operations. During the 2008 period, we experienced a decline in the number of billing days across all our operating units, negatively impacting our net sales growth on a year over year basis by approximately 2.0%.
Net sales in our North American Lab segment for the three months ended March 31, 2008 increased $22.0 million or 4.4% over the comparable period of 2007. Foreign currency increased net sales by approximately $8.7 million. Net sales increased approximately $13.3 million or 2.7%, related to ongoing comparable operations. For the three months ended March 31, 2008, our net sales to customers in the pharmaceutical and education industries experienced low-single-digit growth and our net sales to industrial customers achieved mid-single-digit growth. Net sales in our North American Lab segment were negatively impacted during the 2008 period by approximately 1.5% as a result of a decline of one billing day.
Net sales in our European Lab segment for the three months ended March 31, 2008 increased $59.1 million or 18.8% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased net sales by approximately $57.8 million. Net sales increased approximately $1.3 million or 0.4%, related to ongoing comparable operations. During the three months ended March 31, 2008, we experienced a higher rate of growth in net sales to our education, industrial and food and beverage customers while we experienced declining net sales to government and export customers. Net sales in our European Lab segment were negatively impacted during the 2008 period by approximately 3.0% as a result of a decline of one to three billing days across our European operating units.
Net sales in our Science Education segment for the three months ended March 31, 2008 decreased approximately $1.6 million or 5.7% from the comparable period of 2007. This decrease was primarily a result of declining product demand associated with our publisher business, which reached the height of a five to six-year business cycle during the second half of 2007. This decrease was partially offset by stronger sales to international customers. In addition, net sales in our Science Education segment were negatively impacted during the 2008 period by approximately 1.5% as a result of a decline of one billing day.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Gross profit	$261.1	$238.2
Percentage of net sales (gross margin)	28.3%	28.3%
Gross profit for the three months ended March 31, 2008 increased $22.9 million or 9.6% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased gross profit by approximately $21.6 million. Gross profit increased approximately $1.3 million or 0.5%, related to ongoing comparable operations. We experienced modest gross margin improvement in our North American Lab segment primarily due to favorable sourcing, offset by the impact of changes in our sales mix, which reflected an increased concentration of lower margin product lines during the 2008 period, and increased freight costs. We encountered pricing pressures and higher freight costs in our European Lab segment, resulting in a slight decline in gross margin. Our gross profit and gross margin attributable to Science Education declined as a result of a change in sales mix as well as the overall decrease in sales volume during the 2008 period.
Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007

SG&A expenses, as reported	$220.6	$181.7

Percentage of net sales, as reported	23.9%	21.6%

Depreciation and amortization(1)	—	17.4
Other adjustments(2)	—	0.9

SG&A expenses, as adjusted	$220.6	$200.0

Percentage of net sales, as adjusted	23.9%	23.7%

(1)	Reflects pro-forma adjustments had the Merger occurred on January 1, 2007. The increases in depreciation and amortization are the result of increases in the fair value of amortizable intangible assets acquired and property and equipment, including the revisions of estimated useful lives.

(2)	Represents incremental pro-forma adjustments associated with share-based compensation, management and board service fees and senior executive salaries.
Adjusted SG&A expenses for the three months ended March 31, 2008 increased $20.6 million or 10.3% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased adjusted SG&A expenses by approximately $18.3 million. Adjusted SG&A expenses increased approximately $2.3 million or 1.1%, related to ongoing comparable operations. This increase in adjusted SG&A expenses was primarily the result of an increase of $0.9 million in severance and related charges associated with cost reduction programs in our European Lab segment and increased spending on information technology, partially offset by a decrease in external costs related to our Sarbanes-Oxley compliance. Our adjusted SG&A expenses also increased due to higher personnel and facility costs added in the second half of 2007 to support the publishers business in our Science Education segment.

During the three months ended March 31, 2007, we incurred $0.4 million of merger expenses. No such costs were incurred during the comparable 2008 period.
Operating Income (Loss)
The following table presents operating income, as reported and as adjusted, and, in each case, operating income as a percentage of net sales by segment for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
		% of		% of
	2008	Net Sales	2007	Net Sales
Operating income (loss), as reported:
North American Lab	$25.3	4.8%	$33.0	6.6%
European Lab	18.2	4.9%	22.9	7.3%
Science Education	(3.0)	-11.3%	1.0	3.6%
Merger expenses	—	n/m	(0.4)	n/m

Total	$40.5	4.4%	$56.5	6.7%

SG&A adjustments:(3)
North American Lab	—		(9.2)
European Lab	—		(7.8)
Science Education	—		(1.3)

Total	—		(18.3)

Operating income (loss), as adjusted:
North American Lab	25.3	4.8%	23.8	4.7%
European Lab	18.2	4.9%	15.1	4.8%
Science Education	(3.0)	-11.3%	(0.3)	-1.1%
Merger expenses	—	n/m	(0.4)	n/m

Total	$40.5	4.4%	$38.2	4.5%

(3)	See notes (1) and (2) above for explanation of these pro-forma adjustments.
Adjusted operating income for the three months ended March 31, 2008 increased $2.3 million or 6.0% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased adjusted operating income by approximately $3.3 million. Adjusted operating income decreased approximately $1.0 million or 2.6%, related to ongoing comparable operations. The following discussion of operating income by segment is presented on an as adjusted basis.
Operating income in our North American Lab segment for the three months ended March 31, 2008 increased $1.5 million or 6.3% over the comparable period of 2007. Foreign currency increased operating income by approximately $0.3 million. Operating income increased approximately $1.2 million or 5.0%, related to ongoing comparable operations. This increase was primarily the result of a gross profit increase of approximately $4.0 million, partially offset by an adjusted SG&A expense increase of approximately $2.8 million.

Operating income in our European Lab segment for the three months ended March 31, 2008 increased $3.1 million or 20.5% over the comparable period of 2007. Foreign currency and the acquisitions of KMF, B&B and Omnilabo increased operating income by approximately $3.0 million. Operating income increased approximately $0.1 million or 0.7%. This increase was the result of an adjusted SG&A expense decrease of approximately $1.8 million, partially offset by a gross profit decrease of approximately $1.7 million.
Our operating loss in our Science Education segment for the three months ended March 31, 2008 increased $2.7 million from the comparable period of 2007. The increased loss was attributable to a gross profit decrease of $1.0 million and an adjusted SG&A expense increase of $1.7 million.
Interest Expense, net of Interest Income
The following table presents the components of interest expense, net on an as reported and as adjusted basis for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Interest income	$1.4	$1.7
Interest expense	(64.6)	(37.4)

Interest expense, net, as reported	(63.2)	(35.7)

Interest expense adjustments(4)	—	(24.0)

Interest expense, net, as adjusted	$(63.2)	$(59.7)

(4)	Reflects the increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of March 31, 2008, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger.
Interest expense, net of interest income on an adjusted basis was $63.2 million and $59.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase is due to higher variable interest rates on our term loans that are outstanding under the Senior Secured Credit Facility as well as due to increased borrowings under the multi-currency revolving facility during the 2008 period.
Other income (expense), net
Other income (expense), net was ($75.0) million for the three months ended March 31, 2008 compared to $0.1 million for the comparable period of 2007. Other expense, net for the three months ended March 31, 2008 relates primarily to ($74.0) million of pre-tax net unrealized exchange losses. Due to the significant amount of foreign-denominated debt outstanding that is recorded on the Company’s U.S. dollar-denominated balance sheet, our other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended March 31, 2008 and 2007, on an as reported basis, we recognized an income tax benefit (provision) of $40.9 million and ($8.0) million, on pre-tax (loss) income of ($97.7) million and $20.9 million, respectively, resulting in an effective tax rate of 41.7% and (38.1%), respectively. The benefit recognized in the 2008 period primarily reflects our recognition of a deferred benefit associated with net operating losses.

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
As a result of the Merger, our debt obligations have increased significantly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of March 31, 2008, we had $35.0 million of cash and cash equivalents on hand and our compensating cash balance totaled $97.1 million.
As of March 31, 2008, we had $2,917.4 million of outstanding indebtedness, including $1,586.1 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $550.9 million of Senior Subordinated Notes. We also had unused availability of $217.4 million under our multi-currency revolving loan facility as of March 31, 2008. All potential borrowings under the multi-currency revolving loan facility would bear interest at variable rates. As of March 31, 2008, the Company was in compliance with covenants under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes.
On April 1, 2008, we acquired Jencons (Scientific) Limited (“Jencons”), a scientific laboratory supply distributor. Based in the UK, Jencons also has operations in Ireland, Kenya and the United States. The purchase price was funded from incremental borrowings of £16.5 million ($32.8 million on a U.S. dollar equivalent basis) under the Company’s Senior Secured Credit Facility on April 1, 2008.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with remaining amounts available under our multi-currency revolving loan facility, which is a component of our Senior Secured Credit Facility, and our ability to make certain non-cash PIK Interest elections under each of our Senior Notes and Senior Subordinated Notes if necessary, will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations, although no assurance can be given in this regard.
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

Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Cash flow from operations, excluding working capital	$(3.1)	$35.8
Cash flow from working capital changes, net	(25.6)	0.1

Cash flow from operations	$(28.7)	$35.9

We used $28.7 million of cash in operating activities during the three months ended March 31, 2008 compared to $35.9 million of cash provided during the comparable period of 2007. The decrease in cash flow from operations is primarily due to higher cash paid for interest of $65.1 million. We paid cash interest of $82.3 million and $17.2 million during the three months ended March 31, 2008 and 2007, respectively, negatively impacting our operating cash flows from both a net loss and working capital perspective. Net cash flows associated with trade accounts receivable, trade accounts payable and inventories decreased by $6.1 million during the first quarter of 2008. This decrease in cash flows is primarily attributable to an increase in trade accounts receivable due to the overall increase in net sales as well as a slowdown experienced in our collections. Historically, our collection of trade accounts receivable exhibits a slowdown during the first quarter of each fiscal year, as compared to cash collections during the fourth quarter of the preceding fiscal year, as customers convert their systems to accommodate price and similar changes. Our cash disbursements follow a standardized process, therefore, we may experience fluctuations in cash flows associated with trade accounts payable from period to period.
Net cash used in investing activities was $7.8 million during the three months ended March 31, 2008 compared to $5.9 million for the comparable period of 2007. This increase was due primarily to higher capital expenditures during 2008.
Net cash provided by (used in) financing activities was $25.1 million for the three months ended March 31, 2008 compared to ($32.4) million for the comparable period of 2007. The increase in cash provided is primarily due to increased net debt borrowings of $22.8 million during 2008 as compared to net debt repayments of ($20.9) million during 2007 associated with our previous capital structure.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. Except as described in Note 6 and Note 14 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q, there have been no material changes to contractual obligations as reflected in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Commitments and Contingencies
Refer to Note 16 in “Item 8—Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 11 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to environmental liabilities, reserves for accounts receivable and inventories, impairment of goodwill and intangible assets, pension plans, rebates from suppliers, agreements with customers, product liability, share-based compensation and income taxes. Those estimates and assumptions are based on our historical experience, our observance of trends in the industry and various other factors that we believe to be reasonable under the circumstances and form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the Company’s critical accounting policies.
As discussed in Notes 2 and 3 in “Item 1-Financial Statements,” of this Quarterly Report on Form 10-Q, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first three months of 2008.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Notes 2 and 3 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3—Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change to market sensitivities for our foreign currency forward contracts or foreign currency exchange rate risk as of March 31, 2008.
Interest Rate Risk
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates primarily through entering into interest rate swaps. At March 31, 2008, our two interest rate swaps effectively convert $400.0 million of variable rate U.S. dollar-denominated debt and €280.0 million ($442.5 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to minimize the risk of non-performance by the counterparty.
The interest rate swaps are accounted for as cash flow hedges with the effective portions of changes in fair value reflected in other comprehensive income (loss). During the quarter ended March 31, 2008, the fair value of our interest rate swap liabilities increased by $13.9 million (pre-tax) to an ending liability of $39.2 million, such quarterly change being offset by a corresponding decrease in other comprehensive income (loss) of $8.6 million (after-tax). The aggregate fair value of our interest rate swaps as of March 31, 2008 and December 31, 2007 were reflected in other long-term liabilities.
As of March 31, 2008, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $7.4 million on a pre-tax basis.
Foreign Currency Exchange Rate Risk.
As a result of a change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt outstanding recorded on the Company’s U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations recorded on the Company’s U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our foreign-denominated debt obligations are exposed to foreign currency translation risk, principally with respect to the Euro. During the quarter ended March 31, 2008, we recorded pre-tax net unrealized exchange losses of $74.0 million, primarily due to the strengthening of the Euro against the U.S. dollar. A 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of March 31, 2008 would have impacted our unrealized exchange loss by approximately $9.5 million on a pre-tax basis.

Item 4—Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1—Legal Proceedings
For information regarding legal proceedings, see Note 11 in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.
Item 1A—Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007 that could affect our business, results of operations and financial condition.
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
May 13, 2008

EXHIBIT INDEX

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