Form 10-Q
period 2008-06-30
VWR Funding, Inc.
filed 2008-08-11
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 11, 2008 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I.  FINANCIAL INFORMATION (Predecessor and Successor):

The following financial statements of VWR Funding, Inc. and subsidiaries (“Successor”) and CDRV Investors, Inc. and subsidiaries (“Predecessor”) for the periods indicated are included in this Quarterly Report on Form 10-Q. The term “Successor” refers to VWR Funding, Inc. and subsidiaries after giving effect to the consummation of the Merger (as defined in Note 1(a)) on June 29, 2007. The term “Predecessor” refers to CDRV Investors, Inc. and subsidiaries prior to giving effect to the consummation of the Merger. As a result of the Merger, including changes in our capital structure and the effects of purchase accounting, the Predecessor and Successor financial statements are not comparable.

		Page No.

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2008 and for the Periods Included in the Three Months Ended June 30, 2007	2
	Condensed Consolidated Statements of Operations — Six Months Ended June 30, 2008 and for the Periods Included in the Six Months Ended June 30, 2007	3
	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income — Six Months Ended June 30, 2008	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and for the Periods Included in the Six Months Ended June 30, 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION:
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits	42
Signature		43
Amendment No. 3 to the VWR International Amended and Restated Retirement Plan
VWR International Amended and Restated Supplemental Benefits Plan
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$26.5	$45.0
Compensating cash balance	99.2	87.4
Trade accounts receivable, less reserves of $11.4 and $12.0, respectively	534.1	479.0
Other receivables	27.0	38.7
Inventories	300.9	295.6
Other current assets	26.9	24.4

Total current assets	1,014.6	970.1
Property and equipment, net	211.8	200.7
Goodwill	2,066.0	1,964.8
Other intangible assets, net	2,407.6	2,377.0
Deferred income taxes	18.8	15.2
Other assets	72.9	87.5

Total assets	$5,791.7	$5,615.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$143.4	$89.8
Accounts payable	401.7	385.2
Accrued expenses	196.9	187.6

Total current liabilities	742.0	662.6
Long-term debt and capital lease obligations	2,791.2	2,707.6
Other long-term liabilities	99.3	104.1
Deferred income taxes	657.3	690.5

Total liabilities	4,289.8	4,164.8
Redeemable equity units	46.5	43.2
Commitments and contingences (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,360.4	1,360.2
Accumulated deficit	(115.5)	(49.0)
Accumulated other comprehensive income	210.5	96.1

Total stockholders’ equity	1,455.4	1,407.3

Total liabilities and stockholders’ equity	$5,791.7	$5,615.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

		Three Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Three Months Ended		April 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net sales	$965.5	$—	$856.2
Cost of goods sold	693.8	—	625.2

Gross profit	271.7	—	231.0
Selling, general and administrative expenses	224.3	0.2	190.0
Merger expenses	—	—	36.4

Operating income (loss)	47.4	(0.2)	4.6
Interest income	1.5	—	1.6
Interest expense	(64.6)	(4.6)	(64.4)
Other income (expense), net	1.8	—	3.4

Loss before income taxes	(13.9)	(4.8)	(54.8)
Income tax benefit	4.2	1.9	16.3

Net loss	$(9.7)	$(2.9)	$(38.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)
(Dollars in millions)
(Unaudited)

		Six Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Six Months Ended		January 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net sales	$1,888.1	$—	$1,699.3
Cost of goods sold	1,355.3	—	1,230.1

Gross profit	532.8	—	469.2
Selling, general and administrative expenses	444.9	0.2	371.3
Merger expenses	—	—	36.8

Operating income (loss)	87.9	(0.2)	61.1
Interest income	2.9	—	3.3
Interest expense	(129.2)	(4.6)	(101.8)
Other income (expense), net	(73.2)	—	3.5

Loss before income taxes	(111.6)	(4.8)	(33.9)
Income tax benefit	45.1	1.9	8.3

Net loss	$(66.5)	$(2.9)	$(25.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income
Six Months Ended June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2008	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3
Capital contributions from parent	—	—	1.6	—	—	1.6
Share-based compensation expense associated with our parent company equity plan	—	—	1.9	—	—	1.9
Reclassification of redeemable equity units	—	—	(3.3)	—	—	(3.3)
Comprehensive income:
Net loss	—	—	—	(66.5)	—	(66.5)
Amortization of realized loss on derivatives, net of tax	—	—	—	—	0.5	0.5
Unrealized gain on derivatives, net of tax	—	—	—	—	6.6	6.6
Foreign currency translation adjustment	—	—	—	—	107.3	107.3

Total comprehensive income						47.9

Balance at June 30, 2008	1,000	$—	$1,360.4	$(115.5)	$210.5	$1,455.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

		Six Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Six Months Ended		January 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Cash flows from operating activities:
Net loss	$(66.5)	$(2.9)	$(25.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	56.9	0.2	19.4
Net unrealized translation loss	70.7	—	—
Loss on sale or disposal of property and equipment	—	—	0.5
Non-cash interest accretion	—	—	17.5
Non-cash equity compensation expense	1.9	—	9.0
Amortization and write-off of debt issuance costs	4.8	—	31.0
Deferred income tax benefit	(65.8)	(1.9)	(10.4)
Provision for doubtful accounts	1.4	—	1.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(31.8)	—	(14.1)
Other receivables	14.9	—	6.0
Inventories	2.8	—	(9.7)
Other assets	(3.5)	—	0.9
Accounts payable	0.3	—	15.2
Accrued expenses and other long-term liabilities	(5.3)	1.2	16.3

Net cash (used in) provided by operating activities	(19.2)	(3.4)	57.0

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	—	(3,592.7)	—
Net change in compensating cash balance — investing	—	(210.2)	—
Acquisitions of other businesses and transaction costs	(31.4)	—	(19.4)
Capital expenditures	(17.5)	—	(15.7)
Proceeds from sales of property and equipment	8.4	—	2.2

Net cash used in investing activities	(40.5)	(3,802.9)	(32.9)

Cash flows from financing activities:
Proceeds from debt	193.9	2,613.8	0.1
Repayment of debt	(152.6)	—	(21.4)
Issuance of common stock to parent, net of expenses	—	1,353.8	—
Net change in bank overdrafts	10.2	—	0.5
Net change in compensating cash balance — financing	(11.8)	(25.5)	(7.8)
Proceeds from equity and stock incentive plans	1.3	—	0.2
Debt issuance costs	(1.2)	(58.7)	(0.6)
Acquisitions of treasury stock	—	—	(0.7)

Net cash provided by (used in) financing activities	39.8	3,883.4	(29.7)

Effect of exchange rate changes on cash	1.4	—	2.0

Net (decrease) increase in cash and cash equivalents	(18.5)	77.1	(3.6)
Cash and cash equivalents beginning of period	45.0	—	139.4

Cash and cash equivalents end of period	$26.5	$77.1	$135.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$125.9	$3.4	$51.8
Income taxes paid, net	$12.6	$—	$14.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

(1)	Background, Nature of Operations and Basis of Presentation

(a)  Background

Until June 29, 2007, CDRV Investors, Inc. (“CDRV”) was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, CDRV completed a merger (the “Merger”) by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), and Varietal Distribution Merger Sub, Inc., a Delaware corporation and subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.

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

(b)  Nature of Operations

We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide services, including technical services, on-site storeroom services, warehousing and furniture design, supply and installation, primarily in North America and Europe, although services comprise only a small portion of our net sales. The business is diversified across products, geographic regions and customer segments. We report financial results on the basis of the following three business segments: North American laboratory distribution (”North American Lab”), European laboratory distribution (”European Lab”) and Science Education. Asia Pacific operations are allocated between the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture, and distribution of scientific supplies and specialized kits to primary and secondary schools.

(c)  Basis of Presentation

The Company’s financial position as of June 30, 2008 and December 31, 2007 includes material impacts from the Merger as well as the application of purchase accounting determinations. The Merger has been reflected as of June 30, 2007 and the condensed consolidated financial statements reflect the financial position of the Company as of June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the six months ended June 30, 2008 and for the one day period ended June 30, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The condensed consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The condensed consolidated financial statements

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

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

Certain amounts from prior periods presented in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

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

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value with an objective to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company beginning January 1, 2008. During 2008, we did not elect the fair value option for eligible items; therefore, the adoption of SFAS 159 had no impact on the Company. However, SFAS 159 allows us to make the fair value election, on an instrument-by-instrument basis, in future periods.

(b)	Recently Issued Accounting Standards

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, however, retains its fundamental requirements. SFAS 141R is expected to change our application of the acquisition method in a number of significant aspects. SFAS 141R will

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

require that: (1) all assets and liabilities of an acquired business, including goodwill, generally be recorded at fair value; (2) certain pre-acquisition contingencies be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed and (5) when making adjustments to finalize initial accounting, any previously issued post-acquisition financial information in future financial statements be revised to reflect adjustments as if they had been recorded on the acquisition date. We will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date should apply the provisions of SFAS 141R. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will become effective for the Company on January 1, 2009. As of June 30, 2008, we do not have any noncontrolling or minority interests, therefore, we expect the adoption of SFAS 160 will have no impact on our financial position or results of operations.

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 will become effective for the Company on January 1, 2009. We expect the adoption of SFAS 161 will only affect disclosure and will have no impact on our financial position or results of operations.

During April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of FSP 142-3 should be consistent with the concept of “highest and best use” of the asset. FSP 142-3 enhances certain disclosure requirements of SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

(3)	Fair Value Measurements

(a)  Adoption of SFAS 157

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities. Non-recurring non-financial assets and liabilities, for which we have not yet applied the provisions of SFAS 157, include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

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

We applied the fair value provisions of SFAS 157 to our interest rate swap agreements. We determine the fair value of our interest rate swaps using a discounted cash flow model based, in part, on observable inputs including interest rates, counterparty credit spread and our own credit spread. Accordingly, we classify our interest rate swap agreements within Level 2 of the valuation hierarchy. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of June 30, 2008.

(b)  Interest Rate Swaps

Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates through entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 (the “USD Swap”) and €300.0 million (the “Euro Swap”). As originally structured, beginning on December 31, 2007, the notional value of the USD Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and carried a final notional principal amount of $160.0 for the period from December 30, 2011 through December 30, 2012. Under the USD Swap, the Company received quarterly interest at a variable rate equal to three-month U.S. Libor and paid quarterly interest at a fixed rate of 5.45% through June 30, 2008. As originally structured, beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carried a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the Euro Swap, the Company received quarterly interest at a variable rate equal to three-month Euribor and paid quarterly interest at a fixed rate of 4.68% through June 30, 2008. These interest rate swaps have been accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss).

Effective June 30, 2008, the Company amended the USD Swap and Euro Swap to secure lower fixed rates of interest of 5.40% and 4.56%, respectively, and further amended the floating leg of the instrument to one-month U.S. Libor and one-month Euribor, respectively. There were no other changes in the terms and conditions of the original swaps. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” As a result of the Amended Swaps, the Company discontinued hedge accounting under the original swaps. In accordance with SFAS No. 133 and related interpretations, the fair value of the USD Swap and the Euro Swap were measured upon the discontinuance of hedge accounting. The fair value (liability) of the USD Swap and Euro Swap were measured to be $(12.8) in the aggregate, with a corresponding unrealized loss reflected in other comprehensive income as of June 30, 2008. The unrealized loss will be recognized as a yield adjustment to interest expense over the remaining term of the hedged instruments.

The Amended Swaps have been designated as cash flow hedges, effective June 30, 2008 for the remaining life of the swaps. On a prospective basis, the effective portions of changes in the fair value of the Amended Swaps will

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

be reflected in other comprehensive income. There was no material ineffectiveness associated with the USD Swap, the Euro Swap or the Amended Swaps and there was no yield adjustment recognized during the three or six months ended June 30, 2008.

At June 30, 2008, the Amended Swaps effectively convert $400.0 of variable rate U.S. dollar-denominated debt and €280.0 million ($440.9 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.

(4)	Business Combinations and Acquisitions

Our results of operations for the six months ended June 30, 2008 and for the periods included in the three and six months ended June 30, 2007 include the effects of certain business combinations and acquisitions noted below:

•	We had a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF. KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany.

•	On June 29, 2007, the Company completed the Merger. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable.

•	On July 2, 2007, we acquired Bie & Berntsen A-S (“B&B”), which is a Danish scientific laboratory supply distributor.

•	On November 1, 2007, we acquired Omnilabo International B.V. (“Omnilabo”), which is a Netherlands-based scientific laboratory supply distributor.

•	On April 1, 2008, we acquired Jencons (Scientific) Limited (“Jencons”), a scientific laboratory supply distributor. Based in the UK, Jencons also has operations in Ireland, Kenya and the United States.

The results of KMF, B&B, Omnilabo, and Jencons (collectively, the “Acquisitions” and excluding KMF, the “Successor Acquisitions”) have been included in the European Lab segment from the date of acquisition on a consolidated basis. The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger and the Acquisitions had occurred on January 1, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$965.5	$878.8	$1,899.9	$1,753.2
Loss before income taxes	(13.9)	(103.8)	(110.9)	(125.3)
Net loss	(9.7)	(72.1)	(65.5)	(85.4)

These pro-forma results have been prepared for comparative purposes only and primarily include pro-forma adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization and income taxes. The pro-forma results also include an adjustment to remove the effect of the Company’s accounting for KMF as an equity method investment prior to April 1, 2007. The pro-forma results assume that certain effective interest rate swaps were established as of January 1, 2007, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger. These results do not

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

purport to be indicative of the results of operations which actually would have resulted had the Merger and the Acquisitions occurred at the beginning of 2007, or of the future results of operations of the Company.

(5)	Goodwill and Other Intangible Assets

The following table reflects changes in the carrying amount of goodwill by segment during the six months ended June 30, 2008:

	North	European	Science
	American Lab	Lab	Education	Total

Balance at January 1, 2008	$1,022.2	$843.0	$99.6	$1,964.8
Adjustments to Merger allocation	13.8	2.0	—	15.8
Successor Acquisitions	—	21.7		21.7
Currency translation changes	(2.4)	66.1	—	63.7

Balance at June 30, 2008	$1,033.6	$932.8	$99.6	$2,066.0

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	June 30,	December 31,
	Period (Years)	2008	2007

Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $37.5 and $18.8)	20.0	$715.5	$736.5
Customer relationships in Europe (net of accumulated amortization of $27.0 and $12.4)	19.9	508.6	480.3
Customer relationships in Science Education (net of accumulated amortization of $6.6 and $3.3)	20.0	124.4	127.7
Chemical supply agreement (net of accumulated amortization of $9.0 and $4.2)	7.0	53.9	54.1
Other (net of accumulated amortization of $3.3 and $1.5)	6.4	14.3	14.6

Total amortizable intangible assets (net of accumulated amortization of $83.4 and $40.2)	19.3	1,416.7	1,413.2
Indefinite-lived intangible assets:
Trademarks and tradenames		990.9	963.8

Total intangible assets, net		$2,407.6	$2,377.0

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. As of June 30, 2008, we have certain amortizable intangible assets recorded, related to our European Distribution Agreement with Merck KGaA, with an unamortized net book value of $53.9. Refer to Note 12 for further information related to this pre-Merger contingency.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

During the six months ended June 30, 2008, we allocated $5.8 from goodwill to intangible assets relating to customer relationships and other amortizable intangible assets in our European Lab segment associated with Successor Acquisitions and we made other adjustments to Merger goodwill related to the finalization of certain restructuring and tax reserves.

Amortization expense for each of the reporting periods is shown in the table below:

Successor	Three Months Ended June 30, 2007		Successor	Six Months Ended June 30, 2007
Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
Ended		April 1 -	Ended		January 1 -
June 30, 2008	June 30, 2007	June 29, 2007	June 30, 2008	June 30, 2007	June 29, 2007
$21.4	$0.2	$3.9	$41.7	$0.2	$7.8

(6)	Debt

The following is a summary of our debt obligations:

	June 30,	December 31,
	2008	2007

Senior Secured Credit Facility	$1,601.1	$1,491.2
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	550.2	535.8
Predecessor 8% Unsecured Senior Subordinated Notes due 2014	1.0	1.0
Capital leases	6.5	5.5
Other debt	100.8	88.9

Total debt	2,934.6	2,797.4
Less short-term portion	(143.4)	(89.8)

Total long-term portion	$2,791.2	$2,707.6

(a)  Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($944.9 on a U.S. dollar equivalent basis as of June 30, 2008), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0, and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).

As of June 30, 2008, an aggregate U.S. dollar equivalent of $41.2 was outstanding under the multi-currency revolving loan facility, consisting of $8.4 in swingline loans and £16.5 million ($32.8 on a U.S. dollar equivalent basis) of revolving loans. In addition, we had $10.7 of undrawn letters of credit and we had $198.1 of available borrowing capacity under the multi-currency revolving loan facility as of June 30, 2008.

As of June 30, 2008, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 4.98% and 6.97%, respectively, which include a variable margin of 2.5%. U.S. dollar-denominated and British pound sterling-denominated amounts drawn under the multi-currency revolving loan facility bear interest at rates of 6.50% and 7.96%, respectively. As of June 30, 2008, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

(b)  Senior Notes and Senior Subordinated Notes

The Senior Notes are denominated in U.S. dollars with an aggregate principal amount outstanding of $675.0 as of June 30, 2008. The Senior Notes mature on July 15, 2015 and interest is payable twice a year, on January 15 and July 15. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company was required to pay, and did pay, Cash Interest on January 15, 2008. The Company paid Cash Interest on July 15, 2008 of $34.6.

The Senior Subordinated Notes have tranches denominated in Euros, with an aggregate principal amount outstanding of €125.0 million ($196.9 on a U.S. dollar equivalent basis as of June 30, 2008), and in U.S. dollars, with an aggregate principal amount outstanding of $353.3 as of June 30, 2008. The Senior Subordinated Notes mature on June 30, 2017 and interest accrues at the annual rate of 10.75% and is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

(c)  Other Debt

Other debt consists primarily of the aggregate bank overdraft positions of subsidiaries participating in our global cash pooling arrangement of $99.2 and $87.4 as of June 30, 2008 and December 31, 2007, respectively. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.

(d)  Other

As of June 30, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

(7)	Other Income (Expense)

Other income (expense) is primarily comprised of exchange gains (losses) from non-functional currency transactions and also includes equity-method earnings for our interest in KMF during the periods included in the three and six months ended June 30, 2007.

As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange loss of $73.2 recorded during the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. There was no such significant item recognized during the periods included in the three and six months ended June 30, 2007. Our net exchange gain of $1.8 recorded during the three months ended June 30, 2008 primarily reflects the relative stability of the U.S. dollar to the Euro as of June 30, 2008 compared with March 31, 2008.

A 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of June 30, 2008 would have impacted our exchange loss by approximately $8.2 on a pre-tax basis.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

(8)	Defined Benefit Plans

Net periodic pension cost for our U.S. defined benefit plan (“U.S. DB Plan”) and our significant Non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended June 30,
	US Plan			German, French and UK Plans
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
			April 1 -			April 1 -
	2008	June 30, 2007	June 29, 2007	2008	June 30, 2007	June 29, 2007
Service cost	$0.9	$—	$0.5	$0.8	$—	$0.7
Interest cost	2.2	—	2.2	1.5	—	1.3
Expected return on plan assets	(2.1)	—	(2.7)	(1.2)	—	(1.2)
Recognized net actuarial loss	—	—	—	—	—	0.1

Net periodic pension cost	$1.0	$—	$—	$1.1	$—	$0.9

	Six Months Ended June 30,
	US Plan			German, French and UK Plans
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
			January 1 -			January 1 -
	2008	June 30, 2007	June 29, 2007	2008	June 30, 2007	June 29, 2007
Service cost	$1.2	$—	$1.0	$1.6	$—	$1.4
Interest cost	4.4	—	4.4	2.9	—	2.5
Expected return on plan assets	(4.1)	—	(5.4)	(2.4)	—	(2.4)
Recognized net actuarial loss	—	—	—	—	—	0.2

Net periodic pension cost	$1.5	$—	$—	$2.1	$—	$1.7

The Company made no contributions to the U.S. DB Plan during the six months ended June 30, 2008, and expects to make no contributions during the remainder of 2008.

The Company made contributions to our significant Non-U.S. plans of $0.6 during the six months ended June 30, 2008, and expects to make additional contributions of approximately $0.7 during the remainder of 2008.

(9)	Share-Based Compensation

Share-based compensation expense for each of the reporting periods is shown in the table below:

Successor	Three Months Ended June 30, 2007		Successor	Six Months Ended June 30, 2007
Three Months	Successor	Predecessor	Six Months	Successor	Predecessor
Ended		April 1 -	Ended		January 1 -
June 30, 2008	June 30, 2007	June 29, 2007	June 30, 2008	June 30, 2007	June 29, 2007
$0.8	$—	$8.4	$1.9	$—	$9.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

In accordance with the terms of the CDRV Investors, Inc. Stock Incentive Plan (the “Predecessor Stock Plan”), all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. We expensed the unamortized grant date fair value of $6.5 relating to all unvested options and $1.4 relating to all unvested restricted stock units in the period April 1— June 29, 2007. Total intrinsic value related to stock options and restricted stock units settled as of the Merger was $168.3. Share-based compensation of $9.0, including the acceleration of unamortized grant date fair value as of the Merger, was recorded to selling, general and administrative (“SG&A”) expenses in the period January 1 — June 29, 2007.

(10)	Income Taxes

(a)  Effective Tax Rate

During the three months ended June 30, 2008 and for the periods included in the three months ended June 30, 2007, we recognized an income tax benefit of $4.2 and $18.2, respectively, on pre-tax losses of $13.9 and $59.6, respectively, resulting in an effective tax rate of 30.2% and 30.5%, respectively.

During the six months ended June 30, 2008 and for the periods included in the six months ended June 30, 2007, we recognized an income tax benefit of $45.1 and $10.2, respectively, on pre-tax losses of $111.6 and $38.7, respectively, resulting in an effective tax rate of 40.4% and 26.4%, respectively.

The benefits recognized in the 2008 periods primarily reflect our recognition of a deferred benefit associated with increased net operating losses. The 2008 effective tax rates were unfavorably impacted by our recognition of a valuation allowance on certain short-lived state net operating losses. The 2007 rates were unfavorably impacted due to several adjustments related to the Merger that did not receive state tax benefit and in some instances were non-deductible.

We recognized a reduction to pre-Merger valuation allowances on certain foreign net operating losses based on recent cumulative taxable income, offset by an increase to pre-Merger valuation allowances for certain short-lived state net operating losses. As a result of these adjustments to our pre-Merger valuation allowances, we recorded an increase to goodwill of $3.1 during the quarter ended June 30, 2008.

(b)  Uncertain Tax Positions

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

During the three months ended June 30, 2008, a new tax uncertainty relating to a pre-Merger matter in North America was identified and an adjustment was recorded in our tax exposure reserves. In addition, we remeasured our exposure with respect to existing pre-Merger state income tax matters and an adjustment was recorded to reduce our tax exposure reserves during the three months ended June 30, 2008. The net impact of changes in our uncertain tax positions and goodwill during the three and six months ended June 30, 2008 was not material.

Subsequent to June 30, 2008, the U.S. federal income tax audit of the 2004 and 2005 tax years and our German income tax audit for the 2004 and 2005 tax years were concluded; consequently, we expect to record a reduction in our tax exposure reserves and goodwill during the third quarter of 2008. Based on the status of remaining other

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

examinations not discussed above, it is not reasonably possible that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through June 2009, if any, to our tax exposure reserves.

(11)	Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows:

		Three Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Three Months Ended		April 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net loss	$(9.7)	$(2.9)	$(38.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.8)	—	19.8
Unrealized gain (loss) on derivatives, net of taxes of $(10.4) in 2008	15.7	—	(1.1)
Amortization of realized loss on derivatives, net of taxes of $(0.1)	0.3	—	—

Comprehensive income (loss)	$1.5	$(2.9)	$(19.8)

		Six Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Six Months Ended		January 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net loss	$(66.5)	$(2.9)	$(25.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	107.3	—	25.8
Unrealized gain (loss) on derivatives, net of taxes of $(5.0) in 2008	6.6	—	(1.1)
Amortization of realized loss on derivatives, net of taxes of $(0.3)	0.5	—	—

Comprehensive income (loss)	$47.9	$(2.9)	$(0.9)

(12)	Commitments and Contingencies

We are involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and which include being named from time to time as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we have provided. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. As a result of the Merger and the related purchase accounting, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of June 30, 2008, the unamortized net book value of these intangible assets was $53.9.

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

(13)	Segment Financial Information

The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

Selected segment financial information and reconciliation of reported operating income (loss) by segment to loss before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

		Three Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Three Months Ended		April 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net sales
North American Lab	$530.6	$—	$502.3
European Lab	397.4	—	316.8
Science Education	37.5	—	37.1

Total	$965.5	$—	$856.2

Operating income (loss)
North American Lab	$24.8	$(0.1)	$18.8
European Lab	21.6	(0.1)	18.9
Science Education	1.0	—	3.3
Merger expenses	—	—	(36.4)

Total	47.4	(0.2)	4.6
Interest income	1.5	—	1.6
Interest expense	(64.6)	(4.6)	(64.4)
Other income (expense), net	1.8	—	3.4

Loss before income taxes	$(13.9)	$(4.8)	$(54.8)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

		Six Months Ended June 30, 2007
	Successor	Successor	Predecessor
	Six Months Ended		January 1 -
	June 30, 2008	June 30, 2007	June 29, 2007
Net sales
North American Lab	$1,054.0	$—	$1,003.7
European Lab	770.1	—	630.4
Science Education	64.0	—	65.2

Total	$1,888.1	$—	$1,699.3

Operating income (loss)
North American Lab	$50.1	$(0.1)	$51.8
European Lab	39.9	(0.1)	41.8
Science Education	(2.1)	—	4.3
Merger expenses	—	—	(36.8)

Total	87.9	(0.2)	61.1
Interest income	2.9	—	3.3
Interest expense	(129.2)	(4.6)	(101.8)
Other income (expense), net	(73.2)	—	3.5

Loss before income taxes	$(111.6)	$(4.8)	$(33.9)

(14)	Condensed Consolidating Financial Information

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

The following condensed consolidating financial statements present the balance sheet at June 30, 2008 and December 31, 2007 and statements of operations and cash flows for the three and six months ended June 30, 2008 and for the periods included in the three and six months ended June 30, 2007 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents	$0.4	$3.1	$23.0	$—	$26.5
Compensating cash balance	—	6.6	92.6	—	99.2
Trade accounts receivable, net	—	204.5	329.6	—	534.1
Inventories	—	164.6	136.3	—	300.9
Other current assets	0.4	10.6	42.9	—	53.9
Intercompany receivables	46.6	6.9	—	(53.5)	—

Total current assets	47.4	396.3	624.4	(53.5)	1,014.6
Property and equipment, net	—	89.8	122.0	—	211.8
Goodwill	—	1,063.3	1,002.7	—	2,066.0
Other intangible assets, net	—	1,325.8	1,081.8	—	2,407.6
Deferred income taxes	145.0	—	18.8	(145.0)	18.8
Investment in subsidiaries	3,073.7	1,975.3	—	(5,049.0)	—
Other assets	57.0	6.7	9.2	—	72.9
Intercompany loans	1,056.6	51.9	61.3	(1,169.8)	—

Total assets	$4,379.7	$4,909.1	$2,920.2	$(6,417.3)	$5,791.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term portion of debt and current portion of capital lease obligations	$41.2	$0.3	$101.9	$—	$143.4
Accounts payable	—	194.2	207.5	—	401.7
Accrued expenses	38.7	55.8	102.4	—	196.9
Intercompany payables	0.1	0.7	52.7	(53.5)	—

Total current liabilities	80.0	251.0	464.5	(53.5)	742.0
Long-term debt and capital lease obligations	2,785.0	1.8	4.4	—	2,791.2
Other long-term liabilities	12.8	25.3	61.2	—	99.3
Deferred income taxes	—	462.1	340.2	(145.0)	657.3
Intercompany loans	—	1,096.0	73.8	(1,169.8)	—

Total liabilities	2,877.8	1,836.2	944.1	(1,368.3)	4,289.8
Redeemable equity units	46.5	—	—	—	46.5
Total stockholders’ equity	1,455.4	3,072.9	1,976.1	(5,049.0)	1,455.4

Total liabilities and stockholders’ equity	$4,379.7	$4,909.1	$2,920.2	$(6,417.3)	$5,791.7

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents	$1.1	$16.1	$27.8	$—	$45.0
Compensating cash balance	—	20.5	66.9	—	87.4
Trade accounts receivable, net	—	192.0	287.0	—	479.0
Inventories	—	163.8	131.8	—	295.6
Other current assets	—	21.1	42.0	—	63.1
Intercompany receivables	33.0	11.6	2.0	(46.6)	—

Total current assets	34.1	425.1	557.5	(46.6)	970.1
Property and equipment, net	—	86.5	114.2	—	200.7
Goodwill	—	1,048.7	916.1	—	1,964.8
Other intangible assets, net	—	1,347.1	1,029.9	—	2,377.0
Deferred income taxes	102.1	—	15.2	(102.1)	15.2
Investment in subsidiaries	2,915.1	1,875.8	—	(4,790.9)	—
Other assets	74.0	5.9	7.6	—	87.5
Intercompany loans	1,093.0	37.7	91.5	(1,222.2)	—

Total assets	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term portion of debt and current portion of capital lease obligations	$—	$—	$89.8	$—	$89.8
Accounts payable	0.5	184.7	200.0	—	385.2
Accrued expenses	39.9	56.7	91.0	—	187.6
Intercompany payables	0.1	4.9	41.6	(46.6)	—

Total current liabilities	40.5	246.3	422.4	(46.6)	662.6
Long-term debt and capital lease obligations	2,702.1	1.0	4.5	—	2,707.6
Other long-term liabilities	25.2	22.4	56.5	—	104.1
Deferred income taxes	—	458.3	334.3	(102.1)	690.5
Intercompany loans	—	1,184.5	37.7	(1,222.2)	—

Total liabilities	2,767.8	1,912.5	855.4	(1,370.9)	4,164.8
Redeemable equity units	43.2	—	—	—	43.2
Total stockholders’ equity	1,407.3	2,914.3	1,876.6	(4,790.9)	1,407.3

Total liabilities and stockholders’ equity	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$495.2	$474.4	$(4.1)	$965.5
Cost of goods sold	—	370.0	327.9	(4.1)	693.8

Gross profit	—	125.2	146.5	—	271.7
Selling, general and administrative expenses	1.4	101.9	126.3	(5.3)	224.3

Operating (loss) income	(1.4)	23.3	20.2	5.3	47.4
Interest expense, net of interest income	(46.6)	(15.2)	(1.3)	—	(63.1)
Other income (expense), net	3.5	5.9	(2.3)	(5.3)	1.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(44.5)	14.0	16.6	—	(13.9)
Income tax benefit (provision)	16.6	(6.1)	(6.3)	—	4.2
Equity in earnings of subsidiaries, net of tax	18.2	10.3	—	(28.5)	—

Net (loss) income	$(9.7)	$18.2	$10.3	$(28.5)	$(9.7)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Operations
June 30, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross profit	—	—	—	—	—
Selling, general and administrative expenses	—	0.1	0.1	—	0.2

Operating loss	—	(0.1)	(0.1)	—	(0.2)
Interest expense, net of interest income	(4.6)	—	—	—	(4.6)
Other income (expense), net	—	—	—	—	—

Loss before income taxes and equity in earnings of subsidiaries	(4.6)	(0.1)	(0.1)	—	(4.8)
Income tax benefit	1.9	—	—	—	1.9
Equity in earnings of subsidiaries, net of tax	(0.2)	(0.1)	—	0.3	—

Net (loss) income	$(2.9)	$(0.2)	$(0.1)	$0.3	$(2.9)

Condensed Consolidating Statement of Operations
April 1 - June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$478.1	$385.7	$(7.6)	$856.2
Cost of goods sold	—	364.7	268.1	(7.6)	625.2

Gross profit	—	113.4	117.6	—	231.0
Selling, general and administrative expenses	—	95.4	100.4	(5.8)	190.0
Merger expenses	36.4	—	—	—	36.4

Operating (loss) income	(36.4)	18.0	17.2	5.8	4.6
Interest expense, net of interest income	(13.8)	(49.1)	0.1	—	(62.8)
Other income (expense), net	0.2	5.9	3.1	(5.8)	3.4

(Loss) income before income taxes and equity in earnings of subsidiaries	(50.0)	(25.2)	20.4	—	(54.8)
Income tax benefit (provision)	13.8	10.8	(8.3)	—	16.3
Equity in earnings of subsidiaries, net of tax	(2.3)	12.1	—	(9.8)	—

Net (loss) income	$(38.5)	$(2.3)	$12.1	$(9.8)	$(38.5)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$974.7	$927.0	$(13.6)	$1,888.1
Cost of goods sold	—	728.3	640.6	(13.6)	1,355.3

Gross profit	—	246.4	286.4	—	532.8
Selling, general and administrative expenses	3.1	205.8	246.1	(10.1)	444.9

Operating (loss) income	(3.1)	40.6	40.3	10.1	87.9
Interest expense, net of interest income	(89.4)	(34.5)	(2.4)	—	(126.3)
Other income (expense), net	(72.0)	(2.3)	11.2	(10.1)	(73.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(164.5)	3.8	49.1	—	(111.6)
Income tax benefit (provision)	63.1	(1.6)	(16.4)	—	45.1
Equity in earnings of subsidiaries, net of tax	34.9	32.7	—	(67.6)	—

Net (loss) income	$(66.5)	$34.9	$32.7	$(67.6)	$(66.5)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Operations
June 30, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—

Gross profit	—	—	—	—	—
Selling, general and administrative expenses	—	0.1	0.1	—	0.2

Operating (loss) income	—	(0.1)	(0.1)	—	(0.2)
Interest expense, net of interest income	(4.6)	—	—	—	(4.6)
Other income (expense), net	—	—	—	—	—

(Loss) income before income taxes and equity in earnings of subsidiaries	(4.6)	(0.1)	(0.1)	—	(4.8)
Income tax benefit (provision)	1.9	—	—	—	1.9
Equity in earnings of subsidiaries, net of tax	(0.2)	(0.1)	—	0.3	—

Net (loss) income	$(2.9)	$(0.2)	$(0.1)	$0.3	$(2.9)

Condensed Consolidating Statement of Operations
January 1 - June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$941.4	$775.1	$(17.2)	$1,699.3
Cost of goods sold	—	709.9	537.4	(17.2)	1,230.1

Gross profit	—	231.5	237.7	—	469.2
Selling, general and administrative expenses	—	185.7	195.6	(10.0)	371.3
Merger expenses	36.8	—	—	—	36.8

Operating (loss) income	(36.8)	45.8	42.1	10.0	61.1
Interest expense, net of interest income	(22.4)	(75.9)	(0.2)	—	(98.5)
Other income (expense), net	0.2	8.4	4.9	(10.0)	3.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(59.0)	(21.7)	46.8	—	(33.9)
Income tax benefit (provision)	17.0	8.9	(17.6)	—	8.3
Equity in earnings of subsidiaries, net of tax	16.4	29.2	—	(45.6)	—

Net (loss) income	$(25.6)	$16.4	$29.2	$(45.6)	$(25.6)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(90.6)	$55.8	$15.6	$—	$(19.2)

Cash flows from investing activities:
Intercompany investing transactions	48.4	(24.0)	—	(24.4)	—
Acquisitions of other businesses and transaction costs	—	—	(31.4)	—	(31.4)
Capital expenditures	—	(10.9)	(6.6)	—	(17.5)
Proceeds from sales of property and equipment	—	0.3	8.1	—	8.4

Net cash provided by (used in) investing activities	48.4	(34.6)	(29.9)	(24.4)	(40.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(48.4)	24.0	24.4	—
Proceeds from debt	193.3	—	0.6	—	193.9
Repayment of debt	(151.9)	—	(0.7)	—	(152.6)
Other financing activities, net	0.1	14.2	(15.8)	—	(1.5)

Net cash provided by (used in) financing activities	41.5	(34.2)	8.1	24.4	39.8

Effect of exchange rate changes on cash	—	—	1.4	—	1.4

Net decrease in cash and cash equivalents	(0.7)	(13.0)	(4.8)	—	(18.5)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$0.4	$3.1	$23.0	$—	$26.5

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
June 30, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash used in operating activities	$(3.4)	$—	$—	$—	$(3.4)

Cash flows from investing activities:
Allocation of cash balances	(77.1)	22.1	55.0	—	—
Merger consideration, net of cash acquired of $135.8	(3,592.7)	—	—	—	(3,592.7)
Net change in compensating cash balance — investing	(210.2)	—	—	—	(210.2)

Net cash (used in) provided by investing activities	(3,880.0)	22.1	55.0	—	(3,802.9)

Cash flows from financing activities:
Proceeds from debt	2,613.8	—	—	—	2,613.8
Issuance of common stock to parent, net of expenses	1,353.8	—	—	—	1,353.8
Other financing activities, net	(84.2)	—	—	—	(84.2)

Net cash provided by financing activities	3,883.4	—	—	—	3,883.4

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	—	22.1	55.0	—	77.1
Cash and cash equivalents beginning of period	—	—	—	—	—

Cash and cash equivalents end of period	$—	$22.1	$55.0	$—	$77.1

Condensed Consolidating Statement of Cash Flows
January 1 - June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(16.0)	$47.7	$25.3	$—	$57.0

Cash flows from investing activities:
Intercompany investing transactions	15.8	(42.5)	—	26.7	—
Capital expenditures	—	(9.3)	(6.4)	—	(15.7)
Acquisitions of other businesses and transaction costs	—	—	(19.4)	—	(19.4)
Proceeds from sales of property and equipment	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	15.8	(51.8)	(23.6)	26.7	(32.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(15.8)	42.5	(26.7)	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.9)	—	(21.4)
Other financing activities, net	(1.1)	(4.1)	(3.2)	—	(8.4)

Net cash (used in) provided by financing activities	(1.1)	(40.4)	38.5	(26.7)	(29.7)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net (decrease) increase in cash and cash equivalents	(1.3)	(44.5)	42.2	—	(3.6)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$22.3	$113.5	$—	$135.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2008
(Dollars in millions, except share data)
(Unaudited)

(15)	Subsequent Event

On August 1, 2008, we acquired Spektrum-3d Kft, which is a Hungarian-based scientific laboratory supply distributor. The purchase price was funded from incremental borrowings under the Company’s Senior Secured Credit Facility during August 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the condensed consolidated financial statements found in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q reflect the results of operations and cash flows using predecessor and successor periods. As a result of the Merger, including changes in our capital structure and the effects of purchase accounting, the Predecessor and Successor financial statements are not comparable.

We generate our net sales primarily through the sale of products, and also, to a lesser extent, through the provision of services, in the global laboratory supply industry. Services comprise a small portion of our revenue. In 2007, we generated approximately 75% of our net sales from the sale of consumable products, including chemicals. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools.

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Asia Pacific operations are allocated between the North American Lab and European Lab segments. Both the North American Lab and European Lab segments are comprised of the distribution of laboratory supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is comprised of the assembly, manufacture, and distribution of scientific supplies and specialized kits principally to primary and secondary schools.

The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future. Specifically, as a result of accounting for the Merger using the purchase method of accounting, our assets and liabilities were adjusted to their respective fair values. A significant portion of the purchase price was allocated to amortizable intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger. In addition, immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and related interest expense has increased. This increase in our debt service obligations may limit our flexibility in planning for or reacting to, changes in our business and future business opportunities and may make us more vulnerable to a downturn in our business, industry or the economy in general. See “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information concerning risks related to our capital structure.

We have experienced growth across our North American Lab and European Lab segments during the three and six months ended June 30, 2008; however, our net sales and operating income were flat or declined in our Science Education segment during the same periods. Consolidated net sales increased $109.3 million or 12.8% and $188.8 million or 11.1%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Consolidated operating income for the three and six months ended June 30, 2008 increased $43.0 million and $27.0 million, respectively, compared to the same periods in 2007. Our consolidated net loss decreased to $(9.7) million for the three months ended June 30, 2008 from $(41.4) million for the same period in 2007. Our consolidated net loss increased to $(66.5) million for the six months ended June 30, 2008 from $(28.5) million for the same period in 2007.

Our results of operations for the three and six months ended June 30, 2008 as compared to the same periods in 2007 were impacted, in particular, by the following factors:

•	the effects of the Merger, including increased depreciation and amortization and increased interest expense in the 2008 periods and the recognition of certain Merger expenses in the 2007 periods;

•	acquisitions of certain businesses within our European Lab segment;

•	foreign currency exchange rates;

•	foreign currency translation, including our recognition of a net unrealized translation loss during the six months ended June 30, 2008; and

•	a change in the number of billing days during the first and second quarter of 2008.

See “Factors Affecting Our Operating Results,” “Basis of Financial Statement Presentation” and “Results of Operations” below for further discussion of these and other factors.

In addition to these factors, for the balance of 2008, we believe that our results of operations and cash flows could be adversely impacted by:

•	rising freight costs due to continued increases in fuel prices; and

•	rising product prices from our suppliers.

We intend to minimize the impact of these cost pressures by increasing our product prices to our customers and continuing various cost-saving initiatives. However, our financial results could be adversely affected if these measures are not sufficient to cover these additional costs.

We also believe that general economic conditions in the United States and the resulting reduction in discretionary spending of schools may adversely impact the financial results of our Science Education segment for the balance of 2008.

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

Predecessor expenses associated with the Merger amounted to $36.4 million and $36.8 million for the period April 1, 2007 - June 29, 2007 and for the period January 1 - June 29, 2007, respectively. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no merger expenses incurred after June 29, 2007.

As of June 30, 2008, we had $2,934.6 million of outstanding indebtedness, including $1,601.1 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $550.2 million of Senior Subordinated Notes. See Note 6 included in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q and Note 11 included in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding these debt obligations.

Acquisitions

The Company made the following acquisitions during 2007 and through June 30, 2008:

Product/Service
Acquisition Date	Entity Name	Offering	Location	Business Segment

April 2, 2007	KMF Laborchemie	Laboratory supply,	Germany	European Lab
	Handels GmbH (“KMF”)	including chemical
and consumable
products
July 2, 2007	Bie & Berntsen	Laboratory supply	Denmark	European Lab
A-S (“B&B”)
November 1, 2007	Omnilabo	Laboratory supply	Netherlands	European Lab
International B.V.
(“Omnilabo”)
April 1, 2008	Jencons (Scientific)	Laboratory supply	United Kingdom	European Lab
Limited (“Jencons”)

The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility.

Foreign Currency

We maintain operations primarily in North America and in Europe. During the six months ended June 30, 2008, approximately 49% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuations in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.

As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange loss of $73.2 million recorded during the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. There was no such significant item recognized during the periods included in the three and six months ended June 30, 2007. Our net exchange gain of $1.8 million recorded during the three months ended June 30, 2008 reflects the relative stability of the U.S. dollar as of March 31, 2008 compared with June 30, 2008.

Basis of Financial Statement Presentation

Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the condensed consolidated financial statements found in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q reflect the results of operations and cash flows using predecessor and successor periods. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable. In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007, the results of operations for the “Predecessor” periods (April 1, 2007 through June 29, 2007 and January 1, 2007 through June 29, 2007) have been combined with the results of operations for the “Successor” period (June 30, 2007) as shown in the following table. This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger.

	Three Months Ended June 30, 2007
	Successor	Predecessor
		April 1-
	June 30, 2007	June 29, 2007	Combined
Net sales	$—	$856.2	$856.2
Cost of goods sold	—	625.2	625.2

Gross profit	—	231.0	231.0
Selling, general and administrative expenses	0.2	190.0	190.2
Merger expenses	—	36.4	36.4

Operating income (loss)	(0.2)	4.6	4.4
Interest income	—	1.6	1.6
Interest expense	(4.6)	(64.4)	(69.0)
Other income (expense), net	—	3.4	3.4

Loss before income taxes	(4.8)	(54.8)	(59.6)
Income tax benefit	1.9	16.3	18.2

Net loss	$(2.9)	$(38.5)	$(41.4)

	Six Months Ended June 30, 2007
	Successor	Predecessor
		January 1-
	June 30, 2007	June 29, 2007	Combined
Net sales	$—	$1,699.3	$1,699.3
Cost of goods sold	—	1,230.1	1,230.1

Gross profit	—	469.2	469.2
Selling, general and administrative expenses	0.2	371.3	371.5
Merger expenses	—	36.8	36.8

Operating income (loss)	(0.2)	61.1	60.9
Interest income	—	3.3	3.3
Interest expense	(4.6)	(101.8)	(106.4)
Other income (expense), net	—	3.5	3.5

Loss before income taxes	(4.8)	(33.9)	(38.7)
Income tax benefit	1.9	8.3	10.2

Net loss	$(2.9)	$(25.6)	$(28.5)

We believe that a combined 2007 results of operations presentation is comparable to our 2008 presentation relative to net sales and gross profit due to the fact that the Merger had substantially no impact on these components. Consequently, we have not applied any pro-forma adjustments to these income statement captions in the following discussion and analysis. Other income (expense) and income taxes were not adjusted, as a pro-forma presentation would not provide a meaningful understanding of these components of our operating results. However, as a result of the Merger and our new capital structure, we have incurred higher expenses, including depreciation and amortization and interest expense. Accordingly, for comparative purposes our combined 2007 results of operations, with respect to selling, general & administrative (“SG&A”) expenses, operating income and interest expense, have been adjusted to reflect pro-forma adjustments assuming the Merger occurred as of January 1, 2007. The pro-forma adjustments do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2007, or of the future results of operations of the Company. We refer to these components in the following discussion and analysis, after the effect of pro-forma adjustments, on an “as adjusted” basis.

Results of Operations

Net Sales

The following table presents net sales and net sales growth by reportable segment for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007(1)	Amount	%	2008	2007(1)	Amount	%

North American Lab	$530.6	$502.3	$28.3	5.6%	$1,054.0	$1,003.7	$50.3	5.0%
European Lab	397.4	316.8	80.6	25.4%	770.1	630.4	139.7	22.2%
Science Education	37.5	37.1	0.4	1.1%	64.0	65.2	(1.2)	(1.8)%

Total	$965.5	$856.2	$109.3	12.8%	$1,888.1	$1,699.3	$188.8	11.1%

(1)	Represents the mathematical sum of the 2007 predecessor periods (April 1 - June 29, 2007 and January 1 - June 29, 2007) and successor period (June 30, 2007), without pro-forma adjustment.

Net sales for the three and six months ended June 30, 2008 increased $109.3 million or 12.8% and $188.8 million or 11.1%, respectively, over the comparable periods of 2007. Foreign currency and the acquisitions of KMF, B&B, Omnilabo and Jencons (the “Acquisitions”) increased net sales by approximately $75.7 million and $141.6 million during the three and six months ended June 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $33.6 million or 3.9% and $47.2 million or 2.8% for the three and six months ended June 30, 2008, respectively, over the comparable periods of 2007. During the three months ended June 30, 2008, we experienced an increase in the number of billing days across all our operating units, primarily due to the timing of the Easter holiday. This increase in the number of billing days positively impacted our net sales growth on a quarter-over-quarter basis by approximately 2.0%. There was no material impact from the number of billing days in our results of operations for the six months ended June 30, 2008 as compared to the 2007 period.

Net sales in our North American Lab and European Lab segments have been negatively impacted during the 2008 periods due to a general slowdown in sales at certain of our large customers, particularly in the United States, United Kingdom, Puerto Rico, Belgium and Ireland. We believe that this slowdown is the result of cost reduction programs by these customers including outsourcing and off-shoring initiatives.

Net sales in our North American Lab segment for the three and six months ended June 30, 2008 increased $28.3 million or 5.6% and $50.3 million or 5.0%, respectively over the comparable periods of 2007. Foreign currency increased net sales by approximately $4.8 million and $13.5 million during the three and six months ended June 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $23.5 million or 4.7% and $36.8 million or 3.7% for the three and six months ended June 30, 2008, respectively, over the comparable periods of 2007. Net sales were positively impacted during the three months ended June 30, 2008 by approximately 1.5% as a result of an increase of one billing day. During the three and six months ended June 30, 2008, net sales to customers in the pharmaceutical industries experienced low-single-digit growth and net sales to industrial customers experienced low to mid single-digit growth. Net sales to educational institutions increased at a faster pace during the quarter ended June 30, 2008 as compared to the first quarter of 2008.

Net sales in our European Lab segment for the three and six months ended June 30, 2008 increased $80.6 million or 25.4% and $139.7 million or 22.2%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased net sales by approximately $70.9 million and $128.1 million for the three and six months ended June 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $9.7 million or 3.1% and $11.6 million or 1.8% for the three and six months ended June 30, 2008, respectively, over the comparable periods of 2007. Net sales were positively impacted during the three months ended June 30, 2008 by approximately 3.0% as a result of an increase of one to three billing days across our European operating units. During the three and six months ended June 30, 2008, net sales growth to pharmaceutical customers was essentially flat while we experienced a higher rate of growth in net sales to our education and industrial customers and declining net sales to export customers. Net sales to government agencies increased at a faster pace during the quarter ended June 30, 2008 as compared to the first quarter of 2008.

Net sales in our Science Education segment for the three months ended June 30, 2008 increased $0.4 million or 1.1% from the comparable period of 2007. Net sales were positively impacted during the three months ended June 30, 2008 by approximately 1.5% as a result of an increase of one billing day. Our results for the three month period were influenced by the positive performance of our consumer products line and greater than expected product demand associated with our publisher business, partially offset by declines in other markets. Net sales in our Science Education segment for the six months ended June 30, 2008 decreased approximately $1.2 million or 1.8% from the comparable period of 2007. Our results for the six month period were influenced by weaker international results, partially offset by stronger results in our publisher and consumer businesses.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007(2)	2008	2007(2)

Gross profit	$271.7	$231.0	$532.8	$469.2
Percentage of net sales (gross margin)	28.1%	27.0%	28.2%	27.6%

(2)	Represents the mathematical sum of the 2007 predecessor periods (April 1 - June 29, 2007 and January 1 - June 29, 2007) and successor period (June 30, 2007), without pro-forma adjustment.

Gross profit for the three and six months ended June 30, 2008 increased $40.7 million or 17.6% and $63.6 million or 13.6%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased gross profit by approximately $24.2 million and $45.6 million for the three and six months ended June 30, 2008, respectively. Accordingly, gross profit related to ongoing comparable operations increased approximately $16.5 million or 7.1% and $18.0 million or 3.8% for the three and six months ended June 30, 2008, respectively, over the comparable periods of 2007.

We experienced positive gross margin improvement in our North American Lab segment during the three and six months ended June 30, 2008, primarily due to efficient pricing and continuing recovery of freight costs, partially offset by the impact of changes in our sales mix. Although our North American margin improvement has benefited from an increased level of freight recovery to date, there can be no assurance that this trend will continue through the remainder of 2008 or that any potential benefits would not be offset in whole or in part by increasing freight costs. We continued to encounter pricing pressures and increasing freight costs in our European Lab segment, resulting in only a modest improvement in gross margin during the 2008 periods. Our gross profit and gross margin attributable to Science Education was essentially unchanged during the three months ended June 30, 2008 and exhibited a decline during the six months ended June 30, 2008 primarily as a result of a less favorable sales mix and higher product costs.

Selling, General, and Administrative Expenses

The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

SG&A expenses, as reported(3)	$224.3	$190.2	$444.9	$371.5
Percentage of net sales, as reported	23.2%	22.2%	23.6%	21.9%
Depreciation and amortization(4)	—	17.8	—	35.2
Other adjustments(5)	—	(7.2)	—	(6.3)

SG&A expenses, as adjusted	$224.3	$200.8	$444.9	$400.4

Percentage of net sales, as adjusted	23.2%	23.5%	23.6%	23.6%

(3)	Represents the mathematical sum of the 2007 predecessor periods (April 1 - June 29, 2007 and January 1 - June 29, 2007) and successor periods (June 30, 2007), without pro-forma adjustment.

(4)	Reflects pro-forma adjustments had the Merger occurred on January 1, 2007. The increases in depreciation and amortization are the result of increases in the fair value of amortizable intangible assets acquired and property and equipment, including the revisions of estimated useful lives.

(5)	Represents incremental pro-forma adjustments associated with share-based compensation, management and board service fees and senior executive salaries. The three and six months ended June 30, 2007 also reflects a pro-forma adjustment to exclude $7.9 million of stock-based compensation associated with the acceleration of unvested stock options and restricted stock units as a result of the change of control caused by the Merger.

Adjusted SG&A expenses for the three and six months ended June 30, 2008 increased $23.5 million or 11.7% and $44.5 million or 11.1%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased adjusted SG&A expenses by approximately $20.8 million and $38.8 million for the three and six months ended June 30, 2008, respectively. Accordingly, adjusted SG&A expenses related to ongoing comparable operations increased approximately $2.7 million or 1.3% and $5.7 million or 1.4%, respectively, over the comparable periods of 2007. These increases in adjusted SG&A expenses were primarily the result of increases in severance and related charges associated with certain cost reduction programs in our European Lab segment and increased spending on information technology. In addition, our adjusted SG&A expenses also increased due to higher personnel and facility costs added in the second half of 2007 to support the publishers business in our Science Education segment. Partially offsetting the noted increases, we experienced a decline in external costs related to our Sarbanes-Oxley compliance program.

Merger Expenses

Predecessor expenses associated with the Merger amounted to $36.4 million and $36.8 million for the period April 1, 2007 - June 29, 2007 and for the period January 1 - June 29, 2007, respectively. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no merger expenses incurred after June 29, 2007.

Operating Income (Loss)

The following table presents operating income, as reported and as adjusted, and, in each case, operating income as a percentage of net sales by segment for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,
		% of		% of
	2008	Net Sales	2007	Net Sales

Operating income (loss), as reported:(6)
North American Lab	$24.8	4.7%	$18.7	3.7%
European Lab	21.6	5.4%	18.8	5.9%
Science Education	1.0	2.7%	3.3	8.9%
Merger expenses	—		(36.4)

Total	47.4	4.9%	4.4	0.5%

SG&A adjustments:(7)
North American Lab	—		(3.4)
European Lab	—		(6.3)
Science Education	—		(0.9)

Total	—		(10.6)

Operating income (loss), as adjusted:
North American Lab	24.8	4.7%	15.3	3.0%
European Lab	21.6	5.4%	12.5	3.9%
Science Education	1.0	2.7%	2.4	6.5%
Merger expenses	—		(36.4)

Total	$47.4	4.9%	$(6.2)	(0.7)%

	Six Months Ended June 30,
		% of		% of
	2008	Net Sales	2007	Net Sales

Operating income (loss), as reported:(6)
North American Lab	$50.1	4.8%	$51.7	5.2%
European Lab	39.9	5.2%	41.7	6.6%
Science Education	(2.1)	(3.3)%	4.3	6.6%
Merger expenses	—		(36.8)

Total	87.9	4.7%	60.9	3.6%

SG&A adjustments:(7)
North American Lab	—		(12.6)
European Lab	—		(14.1)
Science Education	—		(2.2)

Total	—		(28.9)

Operating income (loss), as adjusted:
North American Lab	50.1	4.8%	39.1	3.9%
European Lab	39.9	5.2%	27.6	4.4%
Science Education	(2.1)	(3.3)%	2.1	3.2%
Merger expenses	—		(36.8)

Total	$87.9	4.7%	$32.0	1.9%

(6)	Represents the mathematical sum of the 2007 predecessor periods (April 1 - June 29, 2007 and January 1 - June 29, 2007) and successor period (June 30, 2007), by segment, without pro-forma adjustment.

(7)	See notes (4) and (5) above for explanation of these pro-forma adjustments.

Adjusted operating income for the three and six months ended June 30, 2008 increased $53.6 million and $55.9 million, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased adjusted operating income by approximately $3.4 million and $6.8 million for the three and six months ended June 30, 2008, respectively. Accordingly, adjusted operating income related to ongoing comparable operations increased approximately $50.2 million and $49.1 million, respectively, over the comparable periods of 2007. Merger expenses negatively impacted adjusted operating income by $36.4 and $36.8 million for the three and six months ended June 30, 2007. The following discussion of operating income by segment is presented on an as adjusted basis.

Operating income in our North American Lab segment for the three and six months ended June 30, 2008 increased $9.5 million or 62.1% and $11.0 million or 28.1%, respectively, over the comparable periods of 2007. Foreign currency increased (decreased) operating income by approximately $(0.3) million and $0.2 million for the three and six months ended June 30, 2008, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $9.8 million or 64.1% and $10.8 million or 27.6%, respectively, over the comparable periods of 2007. The increase for the three months ended June 30, 2008 was primarily the result of a gross profit increase of $12.2 million, partially offset by an adjusted SG&A increase of $2.4 million. The increase for the six months ended June 30, 2008 was primarily the result of a gross profit increase of $16.2 million, partially offset by an adjusted SG&A increase of $5.4 million.

Operating income in our European Lab segment for the three and six months ended June 30, 2008 increased $9.1 million or 72.8% and $12.3 million or 44.6%, respectively over the comparable periods of 2007. Foreign currency and the Acquisitions increased operating income by approximately $3.7 million and $6.6 million for the three and six months ended June 30, 2008, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $5.4 million or 43.2% and $5.7 million or 20.7%, respectively, over the comparable periods of 2007. The increase for the three months ended June 30, 2008 was primarily the result of a gross profit increase of $4.2 million and an adjusted SG&A decrease of $1.2 million. The increase for the six months ended June 30, 2008 was primarily the result of a gross profit increase of $2.7 million and an adjusted SG&A decrease of $3.0 million.

Operating income (loss) in our Science Education segment for the three and six months ended June 30, 2008 was $1.0 million and $(2.1) million, respectively, compared to $2.4 million and $2.1 million, during the comparable periods of 2007. These declines in operating profitability for the three and six months ended June 30, 2008 were primarily a result of increases to adjusted SG&A expense and, for the six month period, a decline in gross margin, as noted above.

Interest Expense, Net of Interest Income

The following table presents the components of interest expense, net on an as reported and as adjusted basis for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$1.5	$1.6	$2.9	$3.3
Interest expense	(64.6)	(69.0)	(129.2)	(106.4)

Interest expense, net, as reported(8)	(63.1)	(67.4)	(126.3)	(103.1)
Interest expense adjustments(9)	—	(27.0)	—	(53.2)

Interest expense, net, as adjusted	$(63.1)	$(94.4)	$(126.3)	$(156.3)

(8)	Represents the mathematical sum of the 2007 predecessor periods (April 1 - June 29, 2007 and January 1 - June 29, 2007) and successor period (June 30, 2007), without pro-forma adjustment.

(9)	Reflects the increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of June 30, 2008, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger.

Interest expense, net of interest income on an adjusted basis, was $63.1 million and $94.4 million for the three months ended June 30, 2008 and 2007, respectively, and was $126.3 million and $156.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in net interest expense is attributable to the write-off of unamortized deferred financing costs of $27.8 million related to the debt obligations that were refinanced in connection with the Merger and a commitment fee for a bridge loan of $3.4 million, each incurred during the 2007 periods. These decreases were partially offset by increased interest expense associated with new borrowings under our multi-currency revolving facility during the 2008 periods.

Other Income (Expense), Net

Other income (expense), net was $1.8 million for the three months ended June 30, 2008 compared to $3.4 million for the comparable period of 2007. Other income (expense), net was $(73.2) million for the six months ended June 30, 2008 compared to $3.5 million for the comparable period of 2007. Our net exchange loss for the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

Income Taxes

During the three months ended June 30, 2008 and 2007, on an as reported basis, we recognized an income tax benefit of $4.2 million and $18.2 million, on pre-tax losses of $13.9 million and $59.6 million, respectively, resulting in an effective tax rate of 30.2% and 30.5%, respectively. During the six months ended June 30, 2008 and 2007, on an as reported basis, we recognized an income tax benefit of $45.1 million and $10.2 million, on pre-tax losses of $111.6 million and $38.7 million, respectively, resulting in an effective tax rate of 40.4% and 26.4%, respectively. The benefits recognized in the 2008 periods primarily reflect our recognition of a deferred benefit associated with increased net operating losses. The 2008 effective tax rates were unfavorably impacted by our recognition of a valuation allowance on certain short-lived state net operating losses. The 2007 rates were unfavorably impacted due to several adjustments related to the Merger that did not receive state tax benefit and in some instances were non-deductible.

The net impact of changes in our uncertain tax positions during the three and six months ended June 30, 2008 was not material. See Note 10 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.

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

As a result of the Merger, our debt obligations have increased significantly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of June 30, 2008, we had $26.5 million of cash and cash equivalents on hand and our compensating cash balance totaled $99.2 million.

As of June 30, 2008, we had $2,934.6 million of outstanding indebtedness, including $1,601.1 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $550.2 million of Senior Subordinated Notes. We also had unused availability of $198.1 million under our multi-currency revolving loan facility as of June 30, 2008. All potential borrowings under the multi-currency revolving loan facility would bear interest at variable rates.

Effective June 30, 2008, the Company amended its existing interest rate swaps to secure a lower fixed rate of interest. Refer to Note 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for more information on our interest rate swaps.

As of June 30, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

The Company paid cash interest of $34.6 million on July 15, 2008 related to its obligations under the Senior Notes.

On August 1, 2008, we acquired Spektrum-3d Kft, which is a Hungarian-based scientific laboratory supply distributor. The purchase price was funded from incremental borrowings under the Company’s Senior Secured Credit Facility during August 2008.

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

The credit markets have been volatile and many market participants are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under our defined benefit pension plans. To date, we have not identified a significant risk based on the aforementioned assessment. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future credit market conditions.

Historical Cash Flows

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2008	2007

Cash flow from operations, excluding working capital	$3.4	$37.8
Cash flow from working capital changes, net	(22.6)	15.8

Cash flow from operations	$(19.2)	$53.6

We used $19.2 million of cash in operating activities during the six months ended June 30, 2008 compared to $53.6 million of cash provided during the comparable period of 2007. The decrease in cash flow from operations is primarily due to higher cash interest paid during the 2008 period. We paid cash interest of $125.9 million and $55.2 million during the six months ended June 30, 2008 and 2007, respectively, reflecting the Company’s new capital structure. Net cash flows associated with changes in trade accounts receivable, trade accounts payable and inventories decreased by $20.1 million during the first six months of 2008 as compared to the first six months of 2007. Our trade accounts receivable increased during the 2008 period due primarily to an increase in net sales. Our overall collection patterns for trade accounts receivable during 2008 were consistent with those experienced in 2007. Cash flows from trade accounts payable decreased primarily due to timing. Our trade accounts payable follow a standardized disbursement calendar, therefore, we may continue to experience fluctuation in cash flows from period to period. Cash flows from inventories increased due, in part, to improved inventory management practices, reflecting our investment in information technology.

Net cash used in investing activities was $40.5 million during the six months ended June 30, 2008 compared to $3,835.8 million for the comparable period of 2007. This decrease was due primarily to the Merger. Net cash used in the 2008 period was primarily associated with acquisitions and capital expenditures, partially offset by proceeds from the sales of property and equipment. We experienced an increase in capital expenditures during the 2008 period reflecting our investments in information technology and internet-based infrastructure.

Net cash provided by financing activities was $39.8 million for the six months ended June 30, 2008 compared to $3,853.7 million for the comparable period of 2007. Cash provided in the 2008 period was primarily due to net cash proceeds from our Senior Secured Credit Facility. Cash provided in the 2007 period was primarily due to the Merger and the new capital structure.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. Except as described in Note 3 and Note 6 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, there have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingencies

Refer to Note 16 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 12 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

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

Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the Company’s critical accounting policies.

As discussed in Notes 2 and 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2008.

New Accounting Standards

For information regarding the Company’s implementation and impact of new accounting standards, see Notes 2 and 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change to market sensitivities for our foreign currency forward contracts or foreign currency exchange rate risk as of June 30, 2008.

Interest Rate Risk

Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates on our variable rate debt through entering into interest rate swaps. See Note 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

At June 30, 2008, our two interest rate swaps effectively convert $400.0 million of variable rate U.S. dollar-denominated debt and €280.0 million ($440.9 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.

As of June 30, 2008, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $7.6 million on a pre-tax basis and inclusive of our interest rate swaps.

Foreign Currency Exchange Rate Risk

As a result of a change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an unrealized exchange gain or loss each period. As a result, our foreign-denominated debt obligations are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange loss of $73.2 million recorded during the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. An instantaneous 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of June 30, 2008 would have impacted our exchange loss by approximately $8.2 million on a pre-tax basis.

Item 4 — Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

For information regarding legal proceedings, see Note 12 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A — Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2007 that could affect our business, results of operations and financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

Re-election of Directors

Pursuant to a written consent in lieu of a meeting dated April 15, 2008, the Company’s parent company, VWR Investors, Inc., re-elected all members of the Company’s Board of Directors, consisting of John M. Ballbach, Timothy P. Sullivan, Nicholas W. Alexos, Harry M. Jansen Kraemer, Jr., Thompson Dean, Robert J. Zollars, Robert L. Barchi, Carlos del Salto, Edward A. Blechschmidt and Robert P. DeCresce.

Item 6 — Exhibits

Exhibit
Number	Description of Documents	Method of Filing

10.1	Amendment No. 3 to the VWR International Amended and Restated Retirement Plan	Filed herewith.
10.2	VWR International Amended and Restated Supplemental Benefits Plan	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Gregory L. Cowan
Name:     Gregory L. Cowan

Title:	Vice President and Corporate Controller
(Chief Accounting Officer and Duly
Authorized Officer)

August 11, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing

10.1	Amendment No. 3 to the VWR International Amended and Restated Retirement Plan	Filed herewith.
10.2	VWR International Amended and Restated Supplemental Benefits Plan	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.