Form 10-Q
period 2008-09-30
VWR Funding, Inc.
filed 2008-11-12
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 333-124100
VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1310 Goshen Parkway	19380
P.O. Box 2656	(Zip code)
West Chester, PA
(Address of principal executive offices)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2008, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 12, 2008 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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

Page No.

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets — September 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations — Three Months Ended September 30, 2008 and 2007	2

Condensed Consolidated Statements of Operations — Nine Months Ended September 30, 2008 and for the Periods Included in the Nine Months Ended September 30, 2007	3

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) — Nine Months Ended September 30, 2008	4

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2008 and for the Periods Included in the Nine Months Ended September 30, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 6. Exhibits	42

Signature	43

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$29.9	$45.0
Compensating cash balance	99.0	87.4
Trade accounts receivable, less reserves of $10.5 and $12.0, respectively	522.5	479.0
Other receivables	28.0	38.7
Inventories	282.6	295.6
Other current assets	24.3	24.4

Total current assets	986.3	970.1
Property and equipment, net	197.9	200.7
Goodwill	1,961.7	1,964.8
Other intangible assets, net	2,293.2	2,377.0
Deferred income taxes	14.2	15.2
Other assets	66.1	87.5

Total assets	$5,519.4	$5,615.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$174.4	$89.8
Accounts payable	370.5	385.2
Accrued expenses	180.0	187.6

Total current liabilities	724.9	662.6
Long-term debt and capital lease obligations	2,666.3	2,707.6
Other long-term liabilities	90.8	104.1
Deferred income taxes	652.7	690.5

Total liabilities	4,134.7	4,164.8
Redeemable equity units	48.1	43.2
Commitments and contingences (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,360.4	1,360.2
Accumulated deficit	(59.1)	(49.0)
Accumulated other comprehensive income	35.3	96.1

Total stockholders’ equity	1,336.6	1,407.3

Total liabilities and stockholders’ equity	$5,519.4	$5,615.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net sales	$979.9	$894.5
Cost of goods sold	701.1	641.6

Gross profit	278.8	252.9
Selling, general and administrative expenses	213.4	199.4

Operating income	65.4	53.5
Interest income	1.5	1.2
Interest expense	(66.3)	(61.6)
Other income (expense), net	96.5	(42.9)

Income (loss) before income taxes	97.1	(49.8)
Income tax (provision) benefit	(40.7)	50.0

Net income	$56.4	$0.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Continued)
(Dollars in millions)
(Unaudited)

		Nine Months Ended September 30, 2007
	Successor	Successor	Predecessor
	Nine Months Ended	June 30 —	January 1 —
	September 30, 2008	September 30, 2007	June 29, 2007
Net sales	$2,868.0	$894.5	$1,699.3
Cost of goods sold	2,056.4	641.6	1,230.1

Gross profit	811.6	252.9	469.2
Selling, general and administrative expenses	658.3	199.6	371.3
Merger expenses	—	—	36.8

Operating income	153.3	53.3	61.1
Interest income	4.4	1.2	3.3
Interest expense	(195.5)	(66.2)	(101.8)
Other income (expense), net	23.3	(42.9)	3.5

Loss before income taxes	(14.5)	(54.6)	(33.9)
Income tax benefit	4.4	51.9	8.3

Net loss	$(10.1)	$(2.7)	$(25.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2008
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2008	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3
Capital contributions from parent	—	—	2.3	—	—	2.3
Share-based compensation expense associated with our parent company equity plan	—	—	2.8	—	—	2.8
Reclassification of redeemable equity units	—	—	(4.9)	—	—	(4.9)
Comprehensive loss:
Net loss	—	—	—	(10.1)	—	(10.1)
Other comprehensive loss	—	—	—	—	(60.8)	(60.8)

Total comprehensive loss						(70.9)

Balance at September 30, 2008	1,000	$—	$1,360.4	$(59.1)	$35.3	$1,336.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

		Nine Months Ended
		September 30, 2007
	Successor	Successor	Predecessor
	Nine Months Ended	June 30 —	January 1 —
	September 30, 2008	September 30, 2007	June 29, 2007
Cash flows from operating activities:
Net loss	$(10.1)	$(2.7)	$(25.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	86.2	26.3	19.4
Net unrealized translation (gain) loss	(27.2)	42.9	—
Net unrealized loss on interest rate swaps	1.6	—	—
Loss on sale or disposal of property and equipment	1.4	—	0.5
Non-cash interest accretion	—	—	17.5
Non-cash equity compensation expense	2.8	1.7	9.0
Amortization and write-off of debt issuance costs	7.2	2.4	31.0
Deferred income tax benefit	(35.5)	(73.0)	(10.4)
Provision for doubtful accounts	1.9	0.6	1.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(49.4)	(16.9)	(14.1)
Other receivables	12.0	(3.5)	6.0
Inventories	10.8	(5.1)	(9.7)
Other assets	(2.8)	(2.4)	0.9
Accounts payable	(10.9)	(17.5)	15.2
Accrued expenses and other long-term liabilities	(11.4)	46.3	16.3

Net cash (used in) provided by operating activities	(23.4)	(0.9)	57.0

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	—	(3,802.9)	—
Acquisitions of other businesses and transaction costs	(46.3)	(21.6)	(19.4)
Capital expenditures	(24.3)	(9.0)	(15.7)
Proceeds from sales of property and equipment	9.0	—	2.2

Net cash used in investing activities	(61.6)	(3,833.5)	(32.9)

Cash flows from financing activities:
Proceeds from debt	335.8	2,615.3	0.1
Repayment of debt	(263.6)	(25.7)	(21.4)
Issuance of common stock to parent, net of expenses	—	1,353.8	—
Net change in bank overdrafts	8.8	4.8	0.5
Net change in compensating cash balance	(11.6)	(9.9)	(7.8)
Proceeds from equity and stock incentive plans	2.2	0.1	0.2
Debt issuance costs	(1.2)	(62.1)	(0.6)
Acquisition of treasury stock	—	—	(0.7)

Net cash provided by (used in) financing activities	70.4	3,876.3	(29.7)

Effect of exchange rate changes on cash	(0.5)	1.5	2.0

Net (decrease) increase in cash and cash equivalents	(15.1)	43.4	(3.6)
Cash and cash equivalents beginning of period	45.0	—	139.4

Cash and cash equivalents end of period	$29.9	$43.4	$135.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$202.6	$30.5	$51.8
Income taxes paid, net	$20.8	$14.1	$14.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
(c) Basis of Presentation
The Company’s financial position as of September 30, 2008 and December 31, 2007 includes material impacts from the Merger as well as the application of purchase accounting determinations. The Merger has been reflected as of June 30, 2007 and the condensed consolidated financial statements reflect the financial position of the Company as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the nine months ended September 30, 2008 and for the period from June 30 through September 30, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The condensed consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
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
(2) New Accounting Standards
(a) Recently Adopted Accounting Standards
During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, providing a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted SFAS 157 with respect to certain financial instruments on January 1, 2008. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. See Note 3 for more information on our adoption of SFAS 157.
In October 2008, the FASB issued FSP FAS 157-3 (“FAS 157-3”) to clarify and illustrate the application of FAS 157 to an inactive market. The guidance in FAS 157-3 was effective immediately and applies to prior periods for which financial statements have not been issued. We adopted FAS 157-3 as of September 30, 2008. The adoption of FAS 157-3 had no impact on our financial statements.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
(b) Recently Issued Accounting Standards
During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, however, retains its fundamental requirements. SFAS 141R is expected to change our application of the acquisition method in a number of aspects. SFAS 141R will require that: (1) all assets and liabilities of an acquired business, including goodwill, generally be recorded at fair value; (2) certain pre- acquisition contingencies be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed and (5) when making adjustments to finalize initial accounting, any previously issued post-acquisition financial information in future financial statements be revised to reflect adjustments as if they had been recorded on the acquisition date. We will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R also amends SFAS 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date should apply the provisions of SFAS 141R. The impact of the adoption of SFAS 141R to the Company will depend on the magnitude of acquisition activities occurring subsequent to January 1, 2009. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.
During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will become effective for the Company on January 1, 2009. As of September 30, 2008, we do not have any noncontrolling or minority interests, therefore, we expect the adoption of SFAS 160 will have no impact on our financial position or results of operations.
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
During April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of FSP 142-3 should be consistent with the concept of “highest and best use” of the asset. FSP 142-3 enhances certain disclosure requirements of SFAS 142. FSP 142-3 will become effective for the Company on January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
We apply the fair value provisions of SFAS 157 to our interest rate swap agreements. We determine the fair value of our interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap agreements within Level 2 of the valuation hierarchy. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of September 30, 2008.
(b) Interest Rate Swaps
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 (the “USD Swap”) and €300.0 million (the “Euro Swap”). As originally structured, beginning on December 31, 2007, the notional value of the USD Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and carried a final notional principal amount of $160.0 for the period from December 30, 2011 through December 30, 2012. Under the USD Swap, the Company received quarterly interest at a variable rate equal to three-month U.S. Libor and paid quarterly interest at a fixed rate of 5.45% through June 30, 2008. As originally structured, beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carried a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the Euro Swap, the Company received quarterly interest at a variable rate equal to three-month Euribor and paid quarterly interest at a fixed rate of 4.68% through June 30, 2008. These interest rate swaps have been accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss).
Effective June 30, 2008, the Company amended the USD Swap and Euro Swap to secure lower fixed rates of interest of 5.40% and 4.56%, respectively, and further amended the floating leg of the instrument to one-month U.S. Libor and one-month Euribor, respectively. There were no other changes in the terms and conditions of the original swaps. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” As a result of the Amended Swaps, the Company discontinued hedge accounting for the original swaps. In accordance with SFAS No. 133 and related interpretations, the fair value of the USD Swap and the Euro Swap were measured upon the discontinuance of hedge accounting. The fair value (liability) of the USD Swap and Euro Swap was $(12.8) in the aggregate, with a corresponding unrealized loss reflected in other comprehensive income (loss) as of June 30, 2008. This unrealized loss is reclassified from other comprehensive income (loss) to interest expense over the remaining term of the hedged instruments as the loss becomes realized (see Note 11).
The Amended Swaps have been designated as cash flow hedges, effective June 30, 2008 for the remaining life of the swaps. The fair value (liability) of the Amended Swaps was $(17.3) in the aggregate as of September 30, 2008. We determined that the amended USD Swap did not qualify for hedge accounting and that there was measured ineffectiveness associated with our amended Euro Swap during the current period assessment for the three months ended September 30, 2008. We discontinued hedge accounting under the amended USD Swap and recognized a net unrealized loss on our Amended Swaps of $1.6 as a component of interest expense during the three and nine months ended September 30, 2008.
At September 30, 2008, the Amended Swaps effectively convert $400.0 of variable rate U.S. dollar-denominated debt and €280.0 million ($394.3 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
(4) Business Combinations and Acquisitions
Our results of operations for the three and nine months ended September 30, 2008 and for the periods included in the three and nine months ended September 30, 2007 include the effects of certain business combinations and acquisitions noted below:
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

•	On July 2, 2007, we acquired Bie & Berntsen A-S (“B&B”), which is a Danish scientific laboratory supply distributor.

•	On November 1, 2007, we acquired Omnilabo International B.V. (“Omnilabo BV”), which is a Netherlands-based scientific laboratory supply distributor.

•
On April 1, 2008, we acquired Jencons (Scientific) Limited (“Jencons”), which is a scientific laboratory supply distributor. Based in the UK, Jencons also has operations in Ireland, Kenya and the United States.

•	On August 1, 2008, we acquired Spektrum-3d Kft (“Spektrum”), which is a Hungarian-based scientific laboratory supply distributor.
The results of KMF, B&B, Omnilabo BV, Jencons and Spektrum (collectively, the “Acquisitions” and excluding KMF, the “Successor Acquisitions”) have been included in the European Lab segment from the date of acquisition on a consolidated basis. The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger and the Acquisitions had occurred on January 1, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$981.1	$913.5	$2,888.3	$2,672.9
Income (loss) before income taxes	97.2	(48.8)	(12.8)	(170.9)
Net income (loss)	56.5	0.2	(8.9)	(83.1)
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
(5) Goodwill and Other Intangible Assets
The following table reflects changes in the carrying amount of goodwill by segment during the nine months ended September 30, 2008:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2008	$1,022.2	$843.0	$99.6	$1,964.8
Adjustments to Merger allocation	10.1	1.6	—	11.7
Successor Acquisitions	—	24.5	—	24.5
Currency translation changes	(5.1)	(34.2)	—	(39.3)

Balance at September 30, 2008	$1,027.2	$834.9	$99.6	$1,961.7

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	September 30,	December 31,
	Period (Years)	2008	2007
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $46.8 and $18.8)	20.0	$703.4	$736.5
Customer relationships in Europe (net of accumulated amortization of $30.6 and $12.4)	19.8	459.3	480.3
Customer relationships in Science Education (net of accumulated amortization of $8.2 and $3.3)	20.0	122.8	127.7
Chemical supply agreement (net of accumulated amortization of $10.1 and $4.2)	7.0	46.2	54.1
Other (net of accumulated amortization of $4.0 and $1.5)	5.8	14.3	14.6

Total amortizable intangible assets (net of accumulated amortization of $99.7 and $40.2)	19.3	1,346.0	1,413.2
Indefinite-lived intangible assets:
Trademarks and tradenames		947.2	963.8

Total intangible assets, net		$2,293.2	$2,377.0

During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. As of September 30, 2008, we have certain amortizable intangible assets recorded, related to our European Distribution Agreement with Merck KGaA, with an unamortized net book value of $46.2. Refer to Note 12 for further information related to this pre-Merger contingency.
During the nine months ended September 30, 2008, we reclassified $18.3 from goodwill to identifiable intangible assets relating to customer relationships and other amortizable intangible assets in our European Lab segment associated with Successor Acquisitions. In addition, we made adjustments to Merger goodwill related to the finalization of certain restructuring programs and tax reserves related to valuation allowances.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Amortization expense for each of the reporting periods is shown in the table below:

		Nine Months Ended	Nine Months Ended September 30, 2007
Three Months Ended September 30,		September 30, 2008	Successor	Predecessor
			June 30 —	January 1 —
2008	2007	Successor	September 30, 2007	June 29, 2007
$21.0	$19.8	$62.7	$20.0	$7.8
(6) Debt
The following is a summary of our debt obligations:

	September 30,	December 31,
	2008	2007
Senior Secured Credit Facility	$1,529.3	$1,491.2
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	529.3	535.8
Compensating cash balance	99.0	87.4
Predecessor 8% Unsecured Senior Subordinated Notes due 2014	1.0	1.0
Capital leases	6.0	5.5
Other debt	1.1	1.5

Total debt	2,840.7	2,797.4
Less short-term portion	(174.4)	(89.8)

Total long-term portion	$2,666.3	$2,707.6

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($844.9 on a U.S. dollar equivalent basis as of September 30, 2008), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).
As of September 30, 2008, an aggregate U.S. dollar equivalent of $69.4 was outstanding under the multi-currency revolving loan facility, consisting of £16.5 million ($29.4 on a U.S. dollar equivalent basis) and $40.0 of revolving loans. In addition, we had $11.8 of undrawn letters of credit and we had $168.8 of available borrowing capacity under the multi-currency revolving loan facility as of September 30, 2008.
As of September 30, 2008, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 6.20% and 7.51%, respectively, which include a variable margin of 2.5%. U.S. dollar-denominated and British pound sterling-denominated amounts drawn under the multi-currency revolving loan facility bear interest at rates of 4.96% and 8.47%, respectively. As of September 30, 2008, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes are denominated in U.S. dollars with an aggregate principal amount outstanding of $675.0 as of September 30, 2008. The Senior Notes mature on July 15, 2015 and interest is payable twice a year, on January 15 and July 15. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. The Company paid Cash Interest on January 15, 2008 and on July 15, 2008.
The Senior Subordinated Notes have tranches denominated in Euros, with an aggregate principal amount outstanding of €125.0 million ($176.0 on a U.S. dollar equivalent basis as of September 30, 2008), and in U.S. dollars, with an aggregate principal amount outstanding of $353.3 as of September 30, 2008. The Senior Subordinated Notes mature on June 30, 2017 and interest accrues at the annual rate of 10.75% and is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
(c) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.
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
As of September 30, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(7) Other Income (Expense)
Other income (expense) is primarily comprised of exchange gains (losses) from non-functional currency translation and also includes equity-method earnings for our interest in KMF during the periods included in the nine months ended September 30, 2007.
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange gain of $96.5 and $23.3 for the three and nine months ended September 30, 2008, respectively, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. During the three and nine months ended September 30, 2007, we recorded net exchange losses of ($42.9) and ($39.8), respectively, primarily due to the strengthening of the Euro against the U.S. dollar during such time periods.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
A 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of September 30, 2008 would have impacted our exchange gain or loss by approximately $8.8 on a pre-tax basis.
(8) Defined Benefit Plans
Net periodic pension cost for our U.S. defined benefit plan (“U.S. DB Plan”) and our significant Non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S. DB Plan		German, French and UK Plans
	2008	2007	2008	2007
Service cost	$—	$0.5	$0.7	$0.9
Interest cost	2.3	2.3	1.3	1.4
Expected return on plan assets	(2.1)	(2.7)	(1.0)	(1.3)
Recognized net actuarial loss	—	—	—	—

Net periodic pension cost	$0.2	$0.1	$1.0	$1.0

	Nine Months Ended September 30,
	U.S. DB Plan			German, French and UK Plans
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		June 30 —	January 1—		June 30 —	January 1 —
	2008	September 30, 2007	June 29, 2007	2008	September 30, 2007	June 29, 2007
Service cost	$1.2	$0.5	$1.0	$2.3	$0.9	$1.4
Interest cost	6.7	2.3	4.4	4.2	1.4	2.5
Expected return on plan assets	(6.2)	(2.7)	(5.4)	(3.4)	(1.3)	(2.4)
Recognized net actuarial loss	—	—	—	—	—	0.2

Net periodic pension cost	$1.7	$0.1	$—	$3.1	$1.0	$1.7

The Company made no contributions to the U.S. DB Plan during the nine months ended September 30, 2008, and expects to make no contributions during the remainder of 2008.
The Company made contributions to our significant Non-U.S. plans of $0.8 during the nine months ended September 30, 2008, and expects to make additional contributions of approximately $0.4 during the remainder of 2008.
(9) Share-Based Compensation
Share-based compensation expense for each of the reporting periods is shown in the table below:

			Nine Months Ended September 30, 2007
		Successor	Successor	Predecessor
Three Months Ended September 30,		Nine Months Ended	June 30 —	January 1 —
2008	2007	September 30, 2008	September 30, 2007	June 29, 2007
$0.9	$1.7	$2.8	$1.7	$9.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
In accordance with the terms of the CDRV Investors, Inc. Stock Incentive Plan (the “Predecessor Stock Plan”), all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. We expensed the unamortized grant date fair value of $6.5 relating to all unvested options and $1.4 relating to all unvested restricted stock units in the period January 1— June 29, 2007. Total intrinsic value related to stock options and restricted stock units settled as of the Merger was $168.3. Share-based compensation of $9.0, including the acceleration of unamortized grant date fair value as of the Merger, was recorded to selling, general and administrative (“SG&A”) expenses in the period January 1 through June 29, 2007.
(10) Income Taxes
(a) Effective Tax Rate
During the three months ended September 30, 2008 and 2007, we recognized an income tax (provision) benefit of $(40.7) and $50.0, respectively, on pre-tax income (loss) of $97.1 and $(49.8), respectively, resulting in an effective tax rate of (41.9)% and 100.4%, respectively.
During the nine months ended September 30, 2008 and for the periods included in the nine months ended September 30, 2007, we recognized an income tax benefit of $4.4 and $60.2, respectively, on pre-tax losses of $(14.5) and $(88.5) respectively, resulting in an effective tax rate of 30.3% and 68.0%, respectively.
For the three months ended September 30, 2008, the tax provision is primarily a result of tax expense from our recognition of a net exchange gain (see Note 7). The tax benefit recognized in the nine months ended September 30, 2008 primarily reflects our recognition of a deferred benefit associated with increased net operating losses. Our 2008 effective tax rate was unfavorably impacted by our recognition of valuation allowances on certain short-lived state net operating losses and unprofitable foreign operations.
During the three months ended September 30, 2007, we recognized a net income tax benefit of $35.2 related to a change in tax rates used to provide deferred taxes on European intangible assets primarily as a result of a reduction in the German income tax rate. The Company recognized the impact of these future rate changes consistent with the date of enactment of the legislation. Partially offsetting the tax benefit of tax rate changes, the Company, during the third quarter of 2007, recorded a valuation allowance of $3.1 on foreign tax credits that was generated as a result of a $10.3 partial payment of accrued yield on certain intercompany debt with one of its European subsidiaries paid in the fourth quarter of 2007.
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
During the three months ended June 30, 2008, a new tax uncertainty relating to a pre-Merger matter in North America was identified resulting in an increase in our tax exposure reserves. In addition, we remeasured our exposure with respect to existing pre-Merger state income tax matters resulting in a reduction in our tax exposure reserves during the three months ended June 30, 2008. A payment to extinguish this pre-Merger state income tax exposure was made during the three months ended September 30, 2008. During the three months ended September 30, 2008, the U.S. federal income tax audit of the 2004 and 2005 tax years and our German income tax audit for the 2004 and 2005 tax years were concluded; consequently, we recorded a reduction in our tax exposure reserves and goodwill of $2.3. The net impact of changes in our uncertain tax positions and goodwill during the three and nine months ended September 30, 2008 was not material.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Based on the status of remaining other examinations not discussed above, it is not reasonably possible that these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through September 2009, if any, to our tax exposure reserves.
(c) Other
We recognized a reduction to pre-Merger valuation allowances on certain foreign net operating losses based on recent cumulative taxable income, offset by an increase to pre-Merger valuation allowances for certain short-lived state net operating losses. As a result of these adjustments to our pre-Merger valuation allowances, we recorded an increase to goodwill of $4.4 during the nine months ended September 30, 2008.
(11) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended September 30,
	2008	2007
Net income	$56.4	$0.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(174.6)	69.5
Unrealized loss on derivatives, net of taxes of $0.6 and $5.5	(1.8)	(8.2)
Amortization of realized loss on derivatives, net of taxes of ($0.2) in 2008	0.3	0.4
Reclassification of net losses into earnings from equity	0.9	—

Comprehensive (loss) income	$(118.8)	$61.9

		Nine Months Ended September 30, 2007
	Successor	Successor	Predecessor
	Nine Months Ended	June 30 —	January 1 —
	September 30, 2008	September 30, 2007	June 29, 2007
Net loss	$(10.1)	$(2.7)	$(25.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(67.3)	69.5	25.8
Realized loss on derivatives, net of taxes of $4.6	—	(7.3)	—
Unrealized gain (loss) on derivatives, net of taxes of $(4.4) in 2008	4.8	(8.2)	(1.1)
Amortization of realized loss on derivatives, net of taxes of $(0.5) in 2008	0.8	0.4	—
Reclassification of net losses into earnings from equity	0.9	—	—

Comprehensive (loss) income	$(70.9)	$51.7	$(0.9)

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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we have provided. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. As a result of the Merger and the related purchase accounting, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of September 30, 2008, the unamortized net book value of these intangible assets was $46.2.
On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In November 2006, the Court dismissed Corning’s breach of contract claim, but in March 2007, reconsidered its ruling and has now permitted Corning to proceed with the claim. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. On November 10, 2008, the Company and Corning mutually agreed to dismiss with prejudice this court proceeding and released each other from all claims in this matter. The Company and Corning have entered into an agreement to resume conducting business together in January 2009.
(13) Segment Financial Information
The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.
Selected segment financial information and reconciliation of reported operating income by segment to income (loss) before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Three Months Ended September 30,
	2008	2007
Net sales
North American Lab	$538.7	$499.9
European Lab	375.7	326.0
Science Education	65.5	68.6

Total	$979.9	$894.5

Operating income
North American Lab	$31.9	$23.5
European Lab	23.7	16.4
Science Education	9.8	13.6

Total	65.4	53.5
Interest income	1.5	1.2
Interest expense	(66.3)	(61.6)
Other income (expense), net	96.5	(42.9)

Income (loss) before income taxes	$97.1	$(49.8)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)

		Nine Months Ended September 30, 2007
	Successor	Successor	Predecessor
	Nine Months Ended	June 30 —	January 1 —
	September 30, 2008	September 30, 2007	June 29, 2007
Net sales
North American Lab	$1,592.7	$499.9	$1,003.7
European Lab	1,145.8	326.0	630.4
Science Education	129.5	68.6	65.2

Total	$2,868.0	$894.5	$1,699.3

Operating income
North American Lab	$82.0	$23.4	$51.8
European Lab	63.5	16.3	41.8
Science Education	7.8	13.6	4.3
Merger expenses	—	—	(36.8)

Total	153.3	53.3	61.1
Interest income	4.4	1.2	3.3
Interest expense	(195.5)	(66.2)	(101.8)
Other income (expense), net	23.3	(42.9)	3.5

Loss before income taxes	$(14.5)	$(54.6)	$(33.9)

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
The following condensed consolidating financial statements present the balance sheet at September 30, 2008 and December 31, 2007 and statements of operations and cash flows for the three and nine months ended September 30, 2008 and for the periods included in the three and nine months ended September 30, 2007 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$3.2	$23.4	$—	$29.9
Compensating cash balance	—	—	99.0	—	99.0
Trade accounts receivable, net	—	234.0	288.5	—	522.5
Inventories	—	153.4	129.2	—	282.6
Other current assets	0.1	12.4	39.8	—	52.3
Intercompany receivables	45.0	4.3	—	(49.3)	—

Total current assets	48.4	407.3	579.9	(49.3)	986.3
Property and equipment, net	—	87.0	110.9	—	197.9
Goodwill	—	1,059.7	902.0	—	1,961.7
Other intangible assets, net	—	1,315.2	978.0	—	2,293.2
Deferred income taxes	128.0	—	14.2	(128.0)	14.2
Investment in subsidiaries	2,917.0	1,798.8	—	(4,715.8)	—
Other assets	51.7	6.9	7.5	—	66.1
Intercompany loans	1,005.7	84.5	65.7	(1,155.9)	—

Total assets	$4,150.8	$4,759.4	$2,658.2	$(6,049.0)	$5,519.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of debt and current portion of capital lease obligations	$73.0	$0.4	$101.0	$—	$174.4
Accounts payable	—	192.7	177.8	—	370.5
Accrued expenses	15.3	63.7	101.0	—	180.0
Intercompany payables	—	3.7	45.6	(49.3)	—

Total current liabilities	88.3	260.5	425.4	(49.3)	724.9
Long-term debt and capital lease obligations	2,660.5	2.0	3.8	—	2,666.3
Other long-term liabilities	17.3	21.8	51.7	—	90.8
Deferred income taxes	—	476.7	304.0	(128.0)	652.7
Intercompany loans	—	1,082.2	73.7	(1,155.9)	—

Total liabilities	2,766.1	1,843.2	858.6	(1,333.2)	4,134.7
Redeemable equity units	48.1	—	—	—	48.1
Total stockholders’ equity	1,336.6	2,916.2	1,799.6	(4,715.8)	1,336.6

Total liabilities and stockholders’ equity	$4,150.8	$4,759.4	$2,658.2	$(6,049.0)	$5,519.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
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
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$535.7	$448.8	$(4.6)	$979.9
Cost of goods sold	—	395.7	310.0	(4.6)	701.1

Gross profit	—	140.0	138.8	—	278.8
Selling, general and administrative expenses	0.9	102.5	115.9	(5.9)	213.4

Operating (loss) income	(0.9)	37.5	22.9	5.9	65.4
Interest expense, net of interest income	(46.8)	(15.7)	(2.3)	—	(64.8)
Other income (expense), net	103.7	22.6	(23.9)	(5.9)	96.5

Income (loss) before income taxes and equity in earnings of subsidiaries	56.0	44.4	(3.3)	—	97.1
Income tax provision	(21.8)	(18.9)	—	—	(40.7)
Equity in earnings of subsidiaries, net of tax	22.2	(3.3)	—	(18.9)	—

Net income (loss)	$56.4	$22.2	$(3.3)	$(18.9)	$56.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$508.2	$395.7	$(9.4)	$894.5
Cost of goods sold	—	376.4	274.6	(9.4)	641.6

Gross profit	—	131.8	121.1	—	252.9
Selling, general and administrative expenses	0.8	100.1	100.6	(2.1)	199.4

Operating (loss) income	(0.8)	31.7	20.5	2.1	53.5
Interest expense, net of interest income	(39.2)	(20.6)	(0.6)	—	(60.4)
Other income (expense), net	(44.0)	(3.8)	7.0	(2.1)	(42.9)

(Loss) income before income taxes and equity in earnings of subsidiaries	(84.0)	7.3	26.9	—	(49.8)
Income tax benefit (provision)	35.0	(4.0)	19.0	—	50.0
Equity in earnings of subsidiaries, net of tax	49.2	45.9	—	(95.1)	—

Net income (loss)	$0.2	$49.2	$45.9	$(95.1)	$0.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,510.4	$1,375.8	$(18.2)	$2,868.0
Cost of goods sold	—	1,124.0	950.6	(18.2)	2,056.4

Gross profit	—	386.4	425.2	—	811.6
Selling, general and administrative expenses	2.4	309.9	362.0	(16.0)	658.3

Operating (loss) income	(2.4)	76.5	63.2	16.0	153.3
Interest expense, net of interest income	(136.2)	(50.2)	(4.7)	—	(191.1)
Other income (expense), net	31.7	20.3	(12.7)	(16.0)	23.3

(Loss) income before income taxes and equity in earnings of subsidiaries	(106.9)	46.6	45.8	—	(14.5)
Income tax benefit (provision)	40.7	(19.9)	(16.4)	—	4.4
Equity in earnings of subsidiaries, net of tax	56.1	29.4	—	(85.5)	—

Net (loss) income	$(10.1)	$56.1	$29.4	$(85.5)	$(10.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Operations
June 30 — September 30, 2007 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$508.2	$395.7	$(9.4)	$894.5
Cost of goods sold	—	376.4	274.6	(9.4)	641.6

Gross profit	—	131.8	121.1	—	252.9
Selling, general and administrative expenses	0.8	100.2	100.7	(2.1)	199.6

Operating (loss) income	(0.8)	31.6	20.4	2.1	53.3
Interest expense, net of interest income	(43.8)	(20.6)	(0.6)	—	(65.0)
Other income (expense), net	(44.0)	(3.8)	7.0	(2.1)	(42.9)

(Loss) income before income taxes and equity in earnings of subsidiaries	(88.6)	7.2	26.8	—	(54.6)
Income tax benefit (provision)	36.9	(4.0)	19.0	—	51.9
Equity in earnings of subsidiaries, net of tax	49.0	45.8	—	(94.8)	—

Net (loss) income	$(2.7)	$49.0	$45.8	$(94.8)	$(2.7)

Condensed Consolidating Statement of Operations
January 1 — June 29, 2007 (Predecessor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$941.4	$775.1	$(17.2)	$1,699.3
Cost of goods sold	—	709.9	537.4	(17.2)	1,230.1

Gross profit	—	231.5	237.7	—	469.2
Selling, general and administrative expenses	—	185.7	195.6	(10.0)	371.3
Merger expenses	36.8	—	—	—	36.8

Operating (loss) income	(36.8)	45.8	42.1	10.0	61.1
Interest expense, net of interest income	(22.4)	(75.9)	(0.2)	—	(98.5)
Other income (expense), net	0.2	8.4	4.9	(10.0)	3.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(59.0)	(21.7)	46.8	—	(33.9)
Income tax benefit (provision)	17.0	8.9	(17.6)	—	8.3
Equity in earnings of subsidiaries, net of tax	16.4	29.2	—	(45.6)	—

Net (loss) income	$(25.6)	$16.4	$29.2	$(45.6)	$(25.6)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(144.7)	$74.7	$46.6	$—	$(23.4)

Cash flows from investing activities:
Intercompany investing transactions	72.9	(19.5)	—	(53.4)	—
Acquisitions of other businesses and transaction costs	—	—	(46.3)	—	(46.3)
Capital expenditures	—	(15.1)	(9.2)	—	(24.3)
Proceeds from sales of property and equipment	—	0.3	8.7	—	9.0

Net cash provided by (used in) investing activities	72.9	(34.3)	(46.8)	(53.4)	(61.6)

Cash flows from financing activities:
Intercompany financing transactions	—	(72.9)	19.5	53.4	—
Proceeds from debt	335.1	—	0.7	—	335.8
Repayment of debt	(262.1)	(0.1)	(1.4)	—	(263.6)
Other financing activities, net	1.0	19.7	(22.5)	—	(1.8)

Net cash provided by (used in) financing activities	74.0	(53.3)	(3.7)	53.4	70.4

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	2.2	(12.9)	(4.4)	—	(15.1)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$3.3	$3.2	$23.4	$—	$29.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
June 30 — September 30, 2007 (Successor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash provided by (used in) operating activities	$3.5	$13.2	$(17.6)	$—	$(0.9)

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	(3,802.9)	—	—	—	(3,802.9)
Allocation of cash balances	(77.1)	22.1	55.0	—	—
Intercompany investing transactions	2.2	(3.0)	—	0.8	—
Capital expenditures	—	(5.5)	(3.5)	—	(9.0)
Acquisition of other businesses and transaction costs	—	—	(21.6)	—	(21.6)

Net cash (used in) provided by investing activities	(3,877.8)	13.6	29.9	0.8	(3,833.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(2.2)	3.0	(0.8)	—
Proceeds from debt	2,613.8	—	1.5	—	2,615.3
Repayment of debt	(25.5)	—	(0.2)	—	(25.7)
Issuance of common stock, net of expenses	1,353.8	—	—	—	1,353.8
Debt issuance costs	(62.1)	—	—	—	(62.1)
Other financing activities, net	0.1	(11.0)	5.9	—	(5.0)

Net cash provided by (used in) financing activities	3,880.1	(13.2)	10.2	(0.8)	3,876.3

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net increase in cash and cash equivalents	5.8	13.6	24.0	—	43.4
Cash and cash equivalents beginning of period	—	—	—	—	—

Cash and cash equivalents end of period	$5.8	$13.6	$24.0	$—	$43.4

Condensed Consolidating Statement of Cash Flows
January 1 — June 29, 2007 (Predecessor)

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(16.0)	$47.7	$25.3	$—	$57.0

Cash flows from investing activities:
Intercompany investing transactions	15.8	(42.5)	—	26.7	—
Capital expenditures	—	(9.3)	(6.4)	—	(15.7)
Acquisition of other businesses and transaction costs	—	—	(19.4)	—	(19.4)
Proceeds from sales of property and equipment	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	15.8	(51.8)	(23.6)	26.7	(32.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(15.8)	42.5	(26.7)	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.9)	—	(21.4)
Other financing activities, net	(1.1)	(4.1)	(3.2)	—	(8.4)

Net cash (used in) provided by financing activities	(1.1)	(40.4)	38.5	(26.7)	(29.7)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net (decrease) increase in cash and cash equivalents	(1.3)	(44.5)	42.2	—	(3.6)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$22.3	$113.5	$—	$135.8

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2008
(Dollars in millions, except share data)
(Unaudited)
(15) Subsequent Event
On October 1, 2008, we acquired Omnilab AG, a Swiss scientific laboratory supply distributor headquartered in Mettmenstetten, Switzerland, near Zurich. The purchase price was funded from borrowings made under the Company’s Senior Secured Credit Facility during September 2008.

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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties;

•	loss of our key executive officers;

•	our ability to consummate and integrate potential acquisitions;

•	the effect of political and economic conditions, inflation and interest rates worldwide;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;

•	increased competition from other companies in our industry and our ability to retain or increase our market shares in the principal geographical areas in which we operate; and

•	our ability to generate sufficient funds to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.
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
We have experienced growth across our North American Lab and European Lab segments during the three and nine months ended September 30, 2008; however, our net sales and operating income declined in our Science Education segment during the same periods. Consolidated net sales increased $85.4 million or 9.5% and $274.2 million or 10.6%, during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Consolidated operating income for the three and nine months ended September 30, 2008 increased $11.9 million and $38.9 million, respectively, compared to the same periods in 2007. Our consolidated net income increased to $56.4 million for the three months ended September 30, 2008 from $0.2 million of net income for the same period in 2007. Our consolidated net loss decreased to $(10.1) million for the nine months ended September 30, 2008 from $(28.3) million for the same period in 2007.
Our results of operations for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were impacted, in particular, by the following factors:
•	the effects of the Merger, including increased depreciation and amortization and increased interest expense in 2008 and the recognition of certain Merger expenses in 2007;

•	acquisitions of certain businesses within our European Lab segment;

•	foreign currency exchange rates;

•	foreign currency translation, including our recognition of net unrealized translation gains (losses); and

•	changes in the number of billing days during the three and nine month periods.

See “Factors Affecting Our Operating Results,” “Basis of Financial Statement Presentation” and “Results of Operations” below for further discussion of these and other factors.
In addition to these factors, for the balance of 2008 and into 2009, we believe that our results of operations and cash flows could be adversely impacted by:
•
a reduction in spending due, in part, to a general deterioration of economic conditions, especially with respect to certain of our customers in the pharmaceutical industry, which have initiated restructuring of research functions resulting in layoffs and budget reductions, and certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures;

•	rising product prices from our suppliers, as well as the acceleration of payment terms by our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements; and

•	changes in freight costs due to volatility in fuel prices.
We intend to minimize the impact of these risks by implementing market expansion initiatives, passing on supplier product price increases to our customers and continuing various cost-saving and productivity initiatives. We believe that, through September 30, 2008, we have been successful in protecting our operating margins through the implementation of these measures. However, our prospective financial results could be adversely affected if these measures are not sufficient in the future to cover additional cost increases or if global economic conditions worsen.
We also believe that general economic conditions in the United States and the resulting reduction in discretionary spending of schools have adversely impacted, and may continue to adversely impact, the financial results of our Science Education segment for the balance of 2008 and into 2009.
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
As of September 30, 2008, we had $2,840.7 million of outstanding indebtedness, including $1,529.3 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $529.3 million of Senior Subordinated Notes. See Note 6 included in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q and Note 11 included in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information regarding these debt obligations.

Acquisitions
In addition to the Merger, the Company made the following acquisitions during 2007 and through September 30, 2008:

Acquisition Date	Entity Name	Product / Service Offering	Location	Business Segment

April 2, 2007	KMF Laborchemie Handels GmbH (“KMF”)	Laboratory supply, including chemical and consumable products	Germany	European Lab

July 2, 2007	Bie & Berntsen A-S (“B&B”)	Laboratory supply	Denmark	European Lab

November 1, 2007	Omnilabo International B.V. (“Omnilabo BV”)	Laboratory supply	Netherlands	European Lab

April 1, 2008	Jencons (Scientific) Limited (“Jencons”)	Laboratory supply	United Kingdom	European Lab

August 1, 2008	Spektrum-3D Kft (“Spektrum”)	Laboratory supply	Hungary	European Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility.
Foreign Currency
We maintain operations primarily in North America and in Europe. During the nine months ended September 30, 2008, approximately 48% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuations in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, indicating the actual growth and profitability of our operations.
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an unrealized exchange gain or loss each period. As a result, our operating results are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange gain of $96.5 million and $23.3 million recorded during the three and nine months ended September 30, 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. During the three and nine months ended September 30, 2007, we recorded net exchange losses of ($42.9) million and ($39.8) million, respectively, primarily due to the strengthening of the Euro against the U.S. dollar during such time periods.
Basis of Financial Statement Presentation
Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the condensed consolidated financial statements found in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q reflect the results of operations and cash flows using Predecessor and Successor periods. As a result of the Merger and the related purchase accounting, the Predecessor and Successor financial statements are not comparable. In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the nine months ended September 30, 2008 to the nine months ended September 30, 2007, the results of operations for the “Predecessor” period (January 1, 2007 through June 29, 2007) has been combined with the results of operations for the “Successor” period (June 30 through September 30, 2007) as shown in the following table. This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger.

	Nine Months Ended September 30, 2007
	Successor	Predecessor
	June 30, —	January 1 —
	September 30, 2007	June 29, 2007	Combined
Net sales	$894.5	$1,699.3	$2,593.8
Cost of goods sold	641.6	1,230.1	1,871.7

Gross profit	252.9	469.2	722.1
Selling, general and administrative expenses	199.6	371.3	570.9
Merger expenses	—	36.8	36.8

Operating income	53.3	61.1	114.4
Interest income	1.2	3.3	4.5
Interest expense	(66.2)	(101.8)	(168.0)
Other income (expense), net	(42.9)	3.5	(39.4)

Loss before income taxes	(54.6)	(33.9)	(88.5)
Income tax benefit	51.9	8.3	60.2

Net loss	$(2.7)	$(25.6)	$(28.3)

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
Results of Operations
Net Sales
The following table presents net sales and net sales growth by reportable segment for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	Amount	%	2008	2007(1)	Amount	%
North American Lab	$538.7	$499.9	$38.8	7.8%	$1,592.7	$1,503.6	$89.1	5.9%
European Lab	375.7	326.0	49.7	15.2%	1,145.8	956.4	189.4	19.8%
Science Education	65.5	68.6	(3.1)	(4.5%)	129.5	133.8	(4.3)	(3.2%)

Total	$979.9	$894.5	$85.4	9.5%	$2,868.0	$2,593.8	$274.2	10.6%

[1]	Represents the mathematical sum of the 2007 Predecessor period (January 1 — June 29, 2007) and Successor period (June 30 — September 30, 2007), without pro-forma adjustment.
Net sales for the three and nine months ended September 30, 2008 increased $85.4 million or 9.5% and $274.2 million or 10.6%, respectively, over the comparable periods of 2007. Foreign currency and the acquisitions of KMF, B&B, Omnilabo BV, Jencons and Spektrum (the “Acquisitions”) increased net sales by approximately $44.3 million and $185.9 million during the three and nine months ended September 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $41.1 million or 4.6% and $88.3 million or 3.4% for the three and nine months ended September 30, 2008, respectively, over the comparable periods of 2007. During the three and nine months ended September 30, 2008, we experienced an increase of approximately 1 billing day across all of our operating segments, resulting in a positive impact to our net sales growth of approximately 1.5% and 0.5%, respectively. Net sales in our North American Lab and European Lab segments have been negatively impacted during the 2008 periods due to a general slowdown in sales at certain of our large customers.

Net sales in our North American Lab segment for the three and nine months ended September 30, 2008 increased $38.8 million or 7.8% and $89.1 million or 5.9%, respectively over the comparable periods of 2007. Foreign currency increased net sales by approximately $0.7 million and $14.2 million during the three and nine months ended September 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $38.1 million or 7.6% and $74.9 million or 5.0% for the three and nine months ended September 30, 2008, respectively, over the comparable periods of 2007. Net sales were positively impacted during the three and nine months ended September 30, 2008 by approximately 1.5% and 0.5%, respectively, as a result of one additional billing day. During the three and nine months ended September 30, 2008, net sales to customers in the pharmaceutical industry experienced low-single-digit growth while net sales to industrial and educational customers and governmental agencies experienced a higher rate of growth.
Net sales in our European Lab segment for the three and nine months ended September 30, 2008 increased $49.7 million or 15.2% and $189.4 million or 19.8%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased net sales by approximately $43.6 million and $171.7 million for the three and nine months ended September 30, 2008, respectively. Accordingly, net sales related to ongoing comparable operations increased approximately $6.1 million or 1.9% and $17.7 million or 1.9% for the three and nine months ended September 30, 2008, respectively, over the comparable periods of 2007. Net sales were positively impacted during the three and nine months ended September 30, 2008 by approximately 1.0% as a result of additional billing days. During the three and nine months ended September 30, 2008, net sales to pharmaceutical customers were essentially flat while we experienced double-digit growth with governmental agencies and our education customers and mid single-digit growth with our industrial customers. Our growth in net sales to governmental agencies in the three and nine month periods of 2008 was significantly impacted by the completion of sales activity with a new hospital facility during the third quarter.
Net sales in our Science Education segment for the three and nine months ended September 30, 2008 decreased $3.1 million or 4.5% and $4.3 million or 3.2%, respectively, from the comparable period of 2007. These declines were primarily due to unfavorable economic conditions and the resulting reduction in discretionary spending of schools. During the three and nine months ended September 30, 2008, we experienced declines in net sales across our science supplies businesses and to international customers, partially offset by increases in net sales associated with our publisher kitting business.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007(2)
Gross profit	$278.8	$252.9	$811.6	$722.1
Percentage of net sales (gross margin)	28.5%	28.3%	28.3%	27.8%

(2)	Represents the mathematical sum of the 2007 Predecessor period (January 1 — June 29, 2007) and Successor period (June 30, 2007 — September 30, 2007), without pro-forma adjustment.
Gross profit for the three and nine months ended September 30, 2008 increased $25.9 million or 10.2% and $89.5 million or 12.4%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased gross profit by approximately $13.2 million and $58.8 million for the three and nine months ended September 30, 2008, respectively. Accordingly, gross profit related to ongoing comparable operations increased approximately $12.7 million or 5.0% and $30.7 million or 4.3% for the three and nine months ended September 30, 2008, respectively, over the comparable periods of 2007. Gross profit was positively impacted during the three and nine months ended September 30, 2008 by approximately 1.5% and 0.5%, respectively, as a result of additional billing days.

We experienced gross margin improvement in our North American Lab and European Lab segments during the three and nine months ended September 30, 2008. Gross margin improvement in North American Lab is primarily due to efficient pricing as well as the impact of changes in our customer mix. Gross margin improvement in European Lab is primarily due to changes in customer and product mix. Our gross profit attributable to Science Education continued to experience declines during the three and nine months ended September 30, 2008 primarily as a result of unfavorable economic conditions and the resulting reduction in discretionary spending of schools. Our gross margin attributable to Science Education declined during the three and nine month periods primarily as a result of a less favorable sales mix and higher product costs.
Selling, General, and Administrative Expenses
The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
SG&A expenses, as reported (3)	$213.4	$199.4	$658.3	$570.9

Percentage of net sales, as reported	21.8%	22.3%	23.0%	22.0%
Depreciation and amortization (4)	—	—	—	35.2
Other adjustments (5)	—	—	—	(6.3)

SG&A expenses, as adjusted	$213.4	$199.4	$658.3	$599.8

Percentage of net sales, as adjusted	21.8%	22.3%	23.0%	23.1%

(3)
The amount for the nine months ended September 30, 2007 represents the mathematical sum of the 2007 Predecessor period (January 1 — June 29, 2007) and Successor period (June 30 — September 30, 2007), without pro-forma adjustment.

(4)
Reflects pro-forma adjustments had the Merger occurred on January 1, 2007. The increases in depreciation and amortization are the result of increases in the fair value of amortizable intangible assets acquired and property and equipment, including the revisions of estimated useful lives.

(5)
Represents incremental pro-forma adjustments associated with share-based compensation, management and board service fees and senior executive salaries. The nine months ended September 30, 2007 also reflects a pro-forma adjustment to exclude $7.9 million of stock-based compensation associated with the acceleration of unvested stock options and restricted stock units as a result of the change of control caused by the Merger.

Adjusted SG&A expenses for the three and nine months ended September 30, 2008 increased $14.0 million or 7.0% and $58.5 million or 9.8%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased adjusted SG&A expenses by approximately $10.1 million and $48.9 million for the three and nine months ended September 30, 2008, respectively. Accordingly, adjusted SG&A expenses related to ongoing comparable operations increased approximately $3.9 million or 2.0% and $9.6 million or 1.6%, respectively, over the comparable periods of 2007. Our low single-digit increases in adjusted SG&A expenses reflect our spending discipline across all segments. The increases in adjusted SG&A expenses were primarily the result of increases in severance and related charges associated with certain cost reduction programs in our European Lab segment and increased spending on information technology in our North American Lab segment. In addition, our adjusted SG&A expenses during the three and nine months ended September 30, 2008 included a charge of $1.3 million relating to the write down of certain long-lived assets within our Science Education segment. Partially offsetting the noted increases, employee related costs and external costs related to our Sarbanes-Oxley compliance program have declined.

Merger Expenses
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses incurred after June 29, 2007.
Operating Income (Loss)
The following table presents operating income and operating income as a percentage of net sales by segment for the three months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,
		% of		% of
	2008	Net Sales	2007	Net Sales
Operating income:
North American Lab	$31.9	5.9%	$23.5	4.7%
European Lab	23.7	6.3%	16.4	5.0%
Science Education	9.8	15.0%	13.6	19.8%

Total	$65.4	6.7%	$53.5	6.0%

The following table presents operating income (loss), as reported and as adjusted, and, in each case, operating income as a percentage of net sales by segment for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of
	2008	Net Sales	2007	Net Sales
Operating income (loss), as reported: (6)
North American Lab	$82.0	5.1%	$75.2	5.0%
European Lab	63.5	5.5%	58.1	6.1%
Science Education	7.8	6.0%	17.9	13.4%
Merger expenses	—		(36.8)

Total	$153.3	5.3%	$114.4	4.4%

SG&A adjustments: (7)
North American Lab	—		(12.6)
European Lab	—		(14.1)
Science Education	—		(2.2)

Total	—		(28.9)

Operating income (loss), as adjusted:
North American Lab	82.0	5.1%	62.6	4.2%
European Lab	63.5	5.5%	44.0	4.6%
Science Education	7.8	6.0%	15.7	11.7%
Merger expenses	—		(36.8)

Total	$153.3	5.3%	$85.5	3.3%

(6)	Represents the mathematical sum of the 2007 Predecessor period (January 1 — June 29, 2007) and Successor period (June 30, 2007 — September 30, 2007), by segment, without pro-forma adjustment.

(7)	See foot notes (4) and (5) above for explanation of these pro-forma adjustments.
Operating income for the three months ended September 30, 2008 increased $11.9 million, over the comparable period of 2007. Foreign currency and the Acquisitions increased operating income by approximately $3.1 million for the three months ended September 30, 2008. Accordingly, operating income related to ongoing comparable operations increased approximately $8.8 million, over the comparable period of 2007.

Adjusted operating income for the nine months ended September 30, 2008 increased $67.8 million, over the comparable period of 2007. Foreign currency and the Acquisitions increased adjusted operating income by approximately $9.9 million for the nine months ended September 30, 2008. Accordingly, adjusted operating income related to ongoing comparable operations increased approximately $57.9 million, over the comparable period of 2007. Merger expenses negatively impacted adjusted operating income by $36.8 million for the nine months ended September 30, 2007. The following discussion of operating income by segment is presented on an as adjusted basis for the nine month periods.
Operating income in our North American Lab segment for the three and nine months ended September 30, 2008 increased $8.4 million or 35.7% and $19.4 million or 31.0%, respectively, over the comparable periods of 2007. Foreign currency increased operating income by approximately $0.2 million for the nine months ended September 30, 2008. Accordingly, operating income related to ongoing comparable operations increased approximately $19.2 million or 30.7% for the nine months ended September 30, 2008, over the comparable period of 2007. The increase for the three months ended September 30, 2008 was primarily the result of a gross profit increase of $11.0 million, partially offset by an SG&A expenses increase of $2.6 million. The increase for the nine months ended September 30, 2008 was primarily the result of a gross profit increase of $27.2 million, partially offset by an adjusted SG&A expenses increase of $8.0 million.
Operating income in our European Lab segment for the three and nine months ended September 30, 2008 increased $7.3 million or 44.5% and $19.5 million or 44.3%, respectively, over the comparable periods of 2007. Foreign currency and the Acquisitions increased operating income by approximately $3.1 million and $9.7 million for the three and nine months ended September 30, 2008, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $4.2 million or 25.6% and $9.8 million or 22.3%, respectively, over the comparable periods of 2007. The increase for the three months ended September 30, 2008 was primarily the result of a gross profit increase of $4.7 million, partially offset by an SG&A expenses increase of $0.5 million. The increase for the nine months ended September 30, 2008 was primarily the result of a gross profit increase of $7.4 million and an adjusted SG&A expenses decrease of $2.4 million.
Operating income in our Science Education segment for the three and nine months ended September 30, 2008 decreased $3.8 million and $7.9 million, respectively, over the comparable periods of 2007. These declines in operating profitability for the three and nine months ended September 30, 2008 were primarily a result of increases to adjusted SG&A expenses and a decline in gross profit.
Interest Expense, Net of Interest Income
The following table presents the components of interest expense, net on an as reported and as adjusted basis for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Interest income	$1.5	$1.2	$4.4	$4.5
Interest expense	(66.3)	(61.6)	(195.5)	(168.0)

Interest expense, net, as reported (8)	(64.8)	(60.4)	(191.1)	(163.5)
Interest expense adjustments (9)	—	—	—	(50.8)

Interest expense, net, as adjusted	$(64.8)	$(60.4)	$(191.1)	$(214.3)

(8)
The amount for the nine months ended September 30, 2007 represents the mathematical sum of the 2007 Predecessor period (January 1 — June 29, 2007) and Successor period (June 30- September 30, 2007), without pro-forma adjustment.

(9)
Reflects the increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of September 30, 2008, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger.

Interest expense, net of interest income on an adjusted basis, was $64.8 million and $60.4 million for the three months ended September 30, 2008 and 2007, respectively, and was $191.1 million and $214.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in adjusted net interest expense during the three month period is primarily attributable to our recognition of a net unrealized loss on interest rate swaps of $1.6 million and further due to increased interest expense associated with new borrowings under our multi-currency revolving facility during the 2008 period. The decrease in adjusted net interest expense during the nine month period is primarily attributable to the write-off of unamortized deferred financing costs of $27.8 million related to the debt obligations that were refinanced in connection with the Merger and a commitment fee for a bridge loan of $3.4 million, each incurred during the nine months ended September 30, 2007.
Other Income (Expense), Net
Other income (expense), net was $96.5 million for the three months ended September 30, 2008 compared to $(42.9) million for the comparable period of 2007. Other income (expense), net was $23.3 million for the nine months ended September 30, 2008 compared to $(39.4) million for the comparable period of 2007. Other income (expense) is primarily comprised of exchange gains (losses) from non-functional currency translation. Our net exchange gain for the three and nine months ended September 30, 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss for the three and nine months ended September 30, 2007 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended September 30, 2008 and 2007, we recognized an income tax (provision) benefit of $(40.7) million and $50.0 million, respectively, on pre-tax income (losses) of $97.1 million and $(49.8) million, respectively, resulting in an effective tax rate of (41.9)% and 100.4%, respectively.
During the nine months ended September 30, 2008 and for the periods included in the nine months ended September 30, 2007, we recognized an income tax benefit of $4.4 million and $60.2 million, respectively, on pre-tax losses of $(14.5) million and $(88.5) million respectively, resulting in an effective tax rate of 30.3% and 68.0%, respectively.
For the three months ended September 30, 2008, a tax provision is primarily a result of tax expense from our recognition of a net exchange gain. The tax benefit recognized in the nine months ended September 30, 2008 primarily reflects our recognition of a deferred benefit associated with increased net operating losses. Our 2008 effective tax rate was unfavorably impacted by our recognition of valuation allowances on certain short-lived state net operating losses and unprofitable foreign operations.
During the three months ended September 30, 2007, we recognized a net income tax benefit of $35.2 million related to a change in tax rates used to provide deferred taxes on European intangible assets primarily as a result of a reduction in the German income tax rate. The Company recognized the impact of these future rate changes consistent with the date of enactment of the legislation. Partially offsetting the tax benefit of tax rate changes, the Company, during the third quarter of 2007, recorded a valuation allowance of $3.1 million on foreign tax credits that was generated as a result of a $10.3 million partial payment of accrued yield on certain intercompany debt with one of its European subsidiaries paid in the fourth quarter of 2007.
The net impact of changes in our uncertain tax positions during the three and nine months ended September 30, 2008 was not material. See Note 10 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.

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
As a result of the Merger, our debt obligations have increased significantly. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of September 30, 2008, we had $29.9 million of cash and cash equivalents on hand and our compensating cash balance totaled $99.0 million.
As of September 30, 2008, we had $2,840.7 million of outstanding indebtedness, including $1,529.3 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $529.3 million of Senior Subordinated Notes. We also had unused availability of $168.8 million under our multi-currency revolving loan facility as of September 30, 2008. All potential borrowings under the multi-currency revolving loan facility would bear interest at variable rates.
As of September 30, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
On October 1, 2008, we acquired Omnilab AG, a Swiss scientific laboratory supply distributor headquartered in Mettmenstetten, Switzerland, near Zurich. The purchase price was funded from borrowings made under the Company’s Senior Secured Credit Facility during September 2008.
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
Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers and our insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, we have not identified a significant risk based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.

Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months
	Ended September 30,
	2008	2007
Cash flow from operations, excluding working capital	$28.3	$40.6
Cash flow from working capital changes, net	(51.7)	15.5

Cash flow from operations	$(23.4)	$56.1

We used $23.4 million of cash in operating activities during the nine months ended September 30, 2008 compared to $56.1 million of cash provided during the comparable period of 2007. The decrease in cash flow from operations is primarily due to higher cash interest paid during the 2008 period. We paid cash interest of $202.6 million and $82.3 million during the nine months ended September 30, 2008 and 2007, respectively, reflecting the Company’s new capital structure resulting from the Merger. Net cash flows associated with changes in trade accounts receivable, trade accounts payable and inventories decreased by $1.4 million during the first nine months of 2008 as compared to the first nine months of 2007. Our cash flows from trade accounts receivable decreased during the 2008 period due primarily to a seasonal build-up of accounts receivable during the third quarter of 2008, which are typically collected during the fourth quarter. Cash flows from trade accounts payable decreased during the 2008 period primarily due to timing as well as due to a general tightening of credit terms with certain of our suppliers. Our trade accounts payable follow a standardized disbursement calendar; therefore, we may continue to experience fluctuations in cash flows from period to period. Cash flows from inventories increased during the 2008 period due to, in part, improved inventory management practices, reflecting our investment in information technology.
Net cash used in investing activities was $61.6 million during the nine months ended September 30, 2008 compared to $3,866.4 million for the comparable period of 2007. This decrease was due primarily to the Merger. Net cash used in the 2008 period was primarily associated with acquisitions and capital expenditures, partially offset by proceeds from the sales of property and equipment. We experienced an increase in capital expenditures during the 2008 period reflecting our investments in information technology and internet-based infrastructure.
Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2008 compared to $3,846.6 million for the comparable period of 2007. Cash provided in the 2008 period was primarily due to net cash proceeds drawn from our Senior Secured Credit Facility. Cash provided in the 2007 period was primarily due to debt issuances associated with the Merger.
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
As discussed in Notes 2 and 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2008.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Notes 2 and 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.
We apply the fair value provisions of SFAS 157 to our interest rate swap agreements. We determine the fair value of our interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap agreements within Level 2 of the valuation hierarchy. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of September 30, 2008. The fair value (liability) of our interest rate swaps was $(17.3) in the aggregate as of September 30, 2008.
We have implemented internal controls to help ensure the accuracy of our discounted cash flow model, including the appropriateness of market data obtained. There were no material changes made to our discounted cash flow model subsequent to our adoption of SFAS 157.
As of September 30, 2008, the incorporation of credit spreads into our discounted cash flow model had the effect of lowering the fair value (liability) of our interest rate swaps by $2.3 million. As of September 30, 2008, a 100 basis point (or 1.00%) improvement (deterioration) in our own credit spread would have had the impact of increasing (decreasing) our liability for interest rate swaps by approximately $0.2 million. As of September 30, 2008, counterparty credit spread did not have a material impact on the fair value of our interest rate swaps.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2007 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change to market sensitivities for our foreign currency forward contracts or foreign currency exchange rate risk as of September 30, 2008.
Interest Rate Risk
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates on our variable rate debt by entering into interest rate swaps. See Note 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.
At September 30, 2008, our two interest rate swaps effectively convert $400.0 million of variable rate U.S. dollar-denominated debt and €280.0 million ($394.3 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.
As of September 30, 2008, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $7.3 million on a pre-tax basis and inclusive of our interest rate swaps.
Foreign Currency Exchange Rate Risk
As a result of a change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an unrealized exchange gain or loss each period. As a result, our foreign-denominated debt obligations are exposed to foreign currency translation risk, principally with respect to the Euro. Our net exchange gain of $96.5 and $23.3 for the three and nine months ended September 30, 2008, respectively, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. An instantaneous 100 basis point (or 1.00%) change in foreign currency exchange rates associated with foreign denominated debt outstanding as of September 30, 2008 would have impacted our exchange gain or loss by approximately $8.8 million on a pre-tax basis.
Item 4 — Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 6 — Exhibits

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
(Chief Accounting Officer and Duly
Authorized Officer)
November 12, 2008

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