Form 10-K
period 2008-12-31
VWR Funding, Inc.
filed 2009-03-30
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-124100

VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1310 Goshen Parkway	19380
PO. Box 2656	(Zip code)
West Chester, PA
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 31, 2008, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at March 15, 2009 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE
None

VWR FUNDING, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

As used in this Annual Report on Form 10-K, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger (as defined in “Item 1— Business”), as the context requires.

i

PART I
ITEM 1. BUSINESS
Overview
We are a leader in the global laboratory supply industry. We provide distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers. Our business is highly diversified across products and services, geographic regions and customer segments.
Products we distribute include chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. We maintain operations in more than 20 countries and process approximately 50,000 order lines daily from more than 20 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools.
The roots of our business date back to 1852. Following a series of business combinations, the Company became part of Univar Corporation. In 1986, the Company became a publicly-traded company following a spin-off from Univar and embarked on a substantial expansion program. In 1995, the Company acquired Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of the Company’s then outstanding shares and, in 1999, Merck KGaA took the Company private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the U.S. and European distribution businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global laboratory supply industry. On April 7, 2004, the Company was acquired from Merck KGaA by CDRV Investors, Inc. (“CDRV”) (the “CD&R Acquisition”). CDRV was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”).
On June 29, 2007, CDRV completed a merger (the “Merger”) by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), and Varietal Distribution Merger Sub, Inc., a Delaware corporation and subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Holdings. Holdings is a holding company owned by private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”), other co-investors and certain members of our management who have been given the opportunity to purchase equity in Holdings pursuant to an equity incentive plan established at the time of the Merger, who we collectively refer to as the “equity investors.” See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for additional information regarding the equity investors.
The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0 million, the issuance of $675.0 million aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (“Senior Notes”), the issuance of $353.3 million and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 million and €600.0 million (the “Senior Secured Credit Facility”).
We report our financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment. During 2007, we opened a shared services center in Coimbatore, India and we have transferred certain functions from our North American and European operations. The costs of operating our shared services center have been allocated to our business segments based on relative utilization.
While under the ownership of CD&R, the Company focused on and completed several restructurings to rationalize operating costs and improve our operating, sourcing, sales and marketing and administrative capabilities. We intend to continue to increase the efficiency of our core businesses, including the transition of certain functions to our shared services center in Coimbatore, India. Also, we intend to focus on expanding our businesses through organic growth initiatives, expanding our global presence in such regions as Asia Pacific, selective acquisitions throughout the world, global sourcing and increased private label sales.

Customers and Markets
Management estimates that 2008 industry-wide annual revenues of the global laboratory supply industry in which our North American Lab and European Lab segments primarily operate were approximately $28 billion, based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.
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
We seek to be the principal provider of laboratory supplies to our customer base. We are a principal provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies, as well as three of the largest North American biotechnology buying consortia. Pharmaceutical and biotechnology companies represented approximately 35% of our 2008 net sales, and together with universities and colleges, accounted for approximately 50% of our 2008 net sales. In 2008, our top 20 customers accounted for approximately 22% of our net sales, with no single customer representing more than 3% of our net sales.
We also provide certain services to some of our customers, which are primarily comprised of technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Service revenues represent only a small part of our business.
Products
We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately 75% of our net sales in each of 2008, 2007 and 2006. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes and cold storage equipment.
We distribute products sourced from a wide array of manufacturers and are a primary distributor for a variety of major manufacturers. We offer customers a large selection of products designed to meet their individual needs from a combination of premium, “value-for-money” and lower-cost products.
Services
We provide services to customers ranging from single-site laboratories and/or production facilities to large multinational corporations with multiple locations. These services cover a broad range of customer needs and include technical services, on-site storeroom services and laboratory and furniture design, supply and installation. While we believe the provision of services is an important element of our value proposition to our customers, net sales and operating income derived from such services are not material.

Distribution Network
Our distribution network consists of strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. Customer contact centers have the responsibility for order entry and customer service. The distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. We also contract with Merck KGaA and other third parties to ship products directly to our customers based on our instructions.
Our regional service centers are near selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service. We also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly.
Sales and Marketing
We market to customers through our global sales force, our websites, and our catalogs. We have a global sales, sales support, customer service, pricing, marketing and category management workforce. Supporting the field sales organization are specialist groups for e-business integration, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science.
The Internet has become an increasingly important tool for us. Net sales are derived, in part, from e-business sales and marketing channels. Our website features a fully indexed and searchable catalog covering our entire product line, is available in several languages and has been custom-designed for many of the countries in which we do business. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.
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
Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European distribution agreement with Merck KGaA, which has an initial term of five years ending April 2009, to distribute certain chemical products in Europe. During March 2009, we extended this agreement for a second five-year term. Merck KGaA has the right to terminate this agreement if certain events occur.
The Company also has five-year distribution agreements with affiliates of Merck KGaA, ending April 2009, to distribute certain chemical products in North America and certain Bioscience products in Europe and North America. The North America chemical distribution agreement will automatically extend for a second five-year term, ending April 2014. Affiliates of Merck KGaA may terminate the North America chemical distribution agreement if certain events occur. The North American Bioscience distribution agreement expired on December 31, 2008, but we currently are in discussions regarding the extension of this agreement.
Merck KGaA supplied products accounted for approximately 13% of our consolidated net sales in 2008, 2007 and 2006.
During 2005, the German Federal Cartel Office initiated an investigation with regard to our European chemical distribution agreement. See Note 15(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the investigation.

Trademarks and Trade Names
We have more than 50 different registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. In some cases, however, we do not own the existing applications and registrations for our material trademarks or service marks in each country in which we do business. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.
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
Competition
We operate in a highly competitive environment. We compete in the global laboratory supply industry primarily with two other major distributors, Thermo Fisher Scientific Inc. and Sigma Aldrich Corporation. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers.
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
Employees
As of December 31, 2008, we had approximately 6,800 employees, including approximately 3,500 employees in North America, approximately 2,900 employees in Europe and approximately 400 employees in Asia Pacific. As of December 31, 2008, approximately 8% of our employees in North America are represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.
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

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation, may have in future periods. We currently do not maintain third-party insurance for most of any current or future environmental liabilities.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2008, we had an aggregate principal amount of debt outstanding of $2,815.6 million. Our high level of debt could have important consequences to us including the following:
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

•
limiting our ability to obtain additional financing at a favorable cost of borrowing, or if at all, to fund future working capital, capital expenditures, investments, acquisitions or other general corporate requirements.

Despite current indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future, which would intensify our leverage risks.
Although the terms of the indentures governing the Senior Notes and Senior Subordinated Notes and the credit agreement governing the Senior Secured Credit Facility restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. If we and/or our subsidiaries incur additional indebtedness, the risks that they and we now face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, lenders under the Senior Secured Credit Facility and our suppliers may be materially and adversely affected.
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
We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or note holders and/or amend the covenants.
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
We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.
Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient, to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the implementation of our business strategy. Additionally, significant portions of our debt are scheduled to mature beginning in 2013, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.
Our ability to make payments on our debt obligations depends on our ability to receive dividends, payments or other distributions from our subsidiaries.
We are a holding company operating principally through VWR International, LLC (“VWR”) and certain of its subsidiaries. As a result, we are substantially dependent on dividends, payments or other distributions from VWR (and such subsidiaries) to make payments on the Senior Notes, Senior Subordinated Notes and borrowings under the Senior Secured Credit Facility. VWR’s ability to make such dividends, payments or other distributions will depend on its and its subsidiaries’ financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and financial and business factors, such as the following, which may be beyond our control:
•	operating difficulties;

•	increased operating costs;

•	decreased demand for the products and services we offer;

•	market cyclicality;

•	product prices;

•	the response of competitors;

•	regulatory developments;

•	failure to successfully integrate acquisitions; and

•	delays in implementing or our inability to fund strategic projects.
In addition, the ability of VWR and its subsidiaries to pay such dividends and other distributions also may be restricted by law.
A change in the control of the Company could require us to repay certain of our outstanding indebtedness, and we may be unable to do so.
Upon a change of control, as defined in the indentures governing the Senior Notes and the Senior Subordinated Notes, subject to certain conditions, we will be required to offer to repurchase the notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity. We may not have sufficient funds from such sources at the time of any change of control to make required repurchases of notes tendered. In addition, the terms of our Senior Secured Credit Facility limit our ability to repurchase the notes and certain change of control events will constitute an event of default under the indentures. If the holders of the notes exercise their right to require us to repurchase all of the notes upon a change of control, the financial effect of this repurchase could cause a default under our other debt, even if the change of control itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our other debt and the notes or that restrictions in our Senior Secured Credit Facility and the indentures will not allow such repurchases.
The interests of our controlling stockholders may conflict with your interests.
Private equity funds managed by Madison Dearborn indirectly own a substantial majority of our common stock through their ownership interests in Holdings. The interests of these funds as equity holders may conflict with your interests. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and liquidity position, subject to the restrictions in our Senior Secured Credit Facility and the indentures. In addition, these funds have the indirect power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively could control many other major decisions regarding our operations. Furthermore, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. We have not instituted any formal plans to address any conflicts of interests that may arise.
Risks Related to Our Business
Our business is affected by general economic conditions in the United States, Europe and the other markets in which we operate, and the current global recession and instability in the capital and credit markets could adversely impact our business in 2009 and for the foreseeable future.
Over the past year, most major economies have been in recession and the global capital and credit markets have been experiencing unprecedented volatility and disruption. While U.S., European and Asian governments have taken various intervention measures to promote stability and liquidity to their countries’ respective markets, there is no assurance that these programs individually or collectively will have the desired effects. The failure of these measures to address the global recession and the current volatility in the capital and credit markets, including the general credit availability and liquidity issues facing us and our counterparties (most importantly, our customers, suppliers and lenders), could materially and adversely affect our business, financial condition and results of operations. In particular, if current global economic and market conditions continue or worsen, we could encounter:
•	a reduction in orders and/or less favorable pricing or terms from new and existing customers;

•	the inability to expand our customer base in existing or new markets;

•	difficulties in collecting accounts receivable;

•	an increase in product prices from our suppliers that we are not able to pass through to our customers;

•	an acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements;

•	a reduction in research and development spending by our customers, especially those in the pharmaceutical and biotechnology industries;

•	a decrease in the discretionary spending by schools and other customers to which we sell products and services through our Science Education business;

•	the inability to access additional capital or refinance existing indebtedness; and

•	the need to record additional impairment charges against our goodwill and/or intangible and other long-lived assets.
The demand for our products depends on the level of our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.
Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, medical device, education, chemical, technology, food processing, consumer products and other industries. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, general economic conditions, their financial condition and liquidity, spending priorities and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes.
The general deterioration of economic conditions and instability in the capital and credit markets could trigger further reductions in spending by our customers, especially certain of our customers in the pharmaceutical industry, which have initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions, and certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures. A continued reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our customers in the healthcare industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental support of healthcare services, lower reimbursements for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of healthcare services or mandated benefits. In response to these and other changes, some of our customers have implemented actions in an effort to control and reduce costs, including:
•	development of large and sophisticated group purchasing organizations;

•	consolidation, especially in the case of pharmaceutical companies;

•	purchasing the products that we supply directly from manufacturers;

•	the closing of domestic facilities and establishment of facilities at low-cost offshore locations; and

•	significant reductions in and/or outsourcing of research, development and production activities, including outsourcing to low-cost offshore locations.

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
Some of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of services provided pursuant to the agreement with short or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory supply industry could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.
Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.
We currently offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 13% of our net sales in 2008, 2007 and 2006.
Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our suppliers. These terms may be subject to changes from time to time, and such changes could adversely affect our gross margins over time. In addition, our results of operations and cash flows could be adversely impacted by the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements.
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
We intend to continue to review and complete selective acquisition opportunities throughout the world as a part of our growth strategy. There can be no assurance that we will be able to complete suitable acquisitions for a variety of reasons, including competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to fund the transaction. In addition, any completed acquisition will subject us to a variety of other risks:
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
We derived approximately 47% of our 2008 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities in Asia Pacific. Accordingly, we face certain risks, including:
•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	political risks;

•	differing laws or administrative practices;

•	local business practices that are inconsistent with local or U.S. law, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or other applicable anti-bribery regulations;

•
disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, certain important administrative functions, including those that have been or in the future may be transferred to our shared services center in Coimbatore, India;

•	fluctuations in foreign currency exchange rates; and

•	potentially adverse tax consequences of operating in multiple jurisdictions.
In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us. Our operations outside the United States also may present additional risk with respect to compliance with government regulations and licensing requirements.

We have incurred in 2008 and may in the future incur impairment charges on our goodwill and intangible assets, which could negatively impact our results of operations.
Goodwill included in our consolidated financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger. Our intangible assets with finite useful lives primarily relate to customer relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names.
Goodwill and other intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists. The results of our 2008 impairment testing identified impairments of our goodwill and indefinite-lived intangible assets aggregating $392.1 million.
As of December 31, 2008, goodwill and intangible assets represented approximately $3.8 billion or 75% of our total assets. We may recognize additional impairment charges in the future should our operating results or market conditions decline significantly due to, among other things, ongoing or worsening recessionary or other macro economic pressures.
If we do not comply with existing government regulations or if we or our suppliers become subject to more onerous government regulations, we could be adversely affected.
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute.
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
Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods. We currently do not maintain third-party insurance for most of any current or future environmental liabilities.

We are subject to product liability and other claims in the ordinary course of business.
Our business involves a risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufactures’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
We ship a significant amount of our orders through various independent package delivery providers, and prompt shipment of our products is essential to our business. Strikes or other service interruptions involving our carriers could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by these providers, due to increases in fuel prices or otherwise, could adversely impact our business, financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.
Problems with or failure of our information services, its connectivity to our customers, suppliers and certain service providers and the normal functioning of our telephone systems could significantly disrupt our operations, which could reduce our customer or supplier base and could harm our business, financial condition and results of operations.
Our success depends, in part, on the secure and uninterrupted performance of our information services and telephone systems. Our systems, the systems of our customers, suppliers and service providers, and the connectivity among such systems are vulnerable to disruption and damage from a variety of sources, including system or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, our servers and those of our customers, suppliers and service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. While we have taken appropriate steps to improve system redundancy and disaster recovery procedures, reduce our reliance on legacy systems and reinforce the security of our information services, there can be no guarantee that failures, disruptions or unauthorized intrusions will not occur. We currently do not maintain third-party insurance for most of these types of events. Sustained or repeated system failures, service disruptions or unauthorized intrusions that interrupt our ability to receive and process orders, receive and process customer payments and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

In addition, because we accept payment by credit card and similar payment instruments, our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by the payment card industry and by individual payment card companies such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volumes and transaction experience, require us to safeguard customer information, including through maintaining minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse affect on our business, financial condition and results of operations.
We plan to continue to make significant technology and infrastructure investments, with particular emphasis in North America. Our technology initiatives are designed to enhance the security, reliability and effectiveness of our operations to continue to provide high quality service to our customers. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term.
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
We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2008 and 2007, approximately 47% and 44% of our net sales, respectively, came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.
Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2008, we had €725.0 million ($1,009.1 million on a U.S. dollar equivalent basis as of December 31, 2008) of foreign currency-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 36% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which could require us to record exchange losses.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We own and lease office and warehouse space in North America, Europe and Asia Pacific. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2008, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois(1) *	Owned	300,000 sq. ft.	Distribution
Briare, France(2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey(1) *	Owned/Leased	446,776 sq. ft.	Distribution
Brisbane, California(1)	Leased	248,280 sq. ft.	Distribution
Bruchsal, Germany(2)	Owned/Leased	218,906 sq. ft.	Distribution
Buffalo, New York(3) *	Owned	127,000 sq. ft.	Distribution/Assembly
Coimbatore, India(1)(2)(3)	Leased	33,022 sq. ft.	Shared Services
Darmstadt, Germany(2)	Leased	45,348 sq. ft.	Offices
Debrecen, Hungary(2)	Leased	67,188 sq ft.	Distribution/Repackaging and Mixing
Denver, Colorado(1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland(2)	Leased	77,067 sq. ft.	Distribution
Haasrode, Belgium(2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden(2)	Leased	129,167 sq. ft.	Distribution
Lutterworth, United Kingdom(2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico(1)	Owned	100,000 sq. ft.	Distribution
Mexico City, Mexico(1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy(2)	Leased	13,563 sq. ft.	Distribution
Mississauga, Ontario, Canada(1)	Leased	114,000 sq. ft.	Distribution
Mollet del Valles, Spain(2)	Leased	33,480 sq. ft.	Distribution
Rochester, New York(3) *	Owned	339,060 sq. ft.	Distribution/Manufacturing/Assembly
Singapore(1)(2)	Leased	27,034 sq. ft.	Distribution
St. Catharines, Ontario, Canada(3)	Leased	24,318 sq. ft.	Distribution
Suwanee, Georgia(1)	Leased	168,925 sq. ft.	Distribution
West Chester, Pennsylvania(1)(3)	Leased	97,516 sq. ft.	Offices

*	Subject to a mortgage lien under the Senior Secured Credit Facility.

(1)	North American Lab

(2)	European Lab

(3)	Science Education
We also lease various regional distribution centers and service facilities in North America, Europe and Asia that support our sales and warehouse functions.
For information regarding our lease commitments, see Note 15(a) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal and regulatory proceedings and matters, see Note 15(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, for which information is incorporated by reference into this item.
On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. On November 10, 2008, the Company and Corning mutually agreed to dismiss with prejudice this court proceeding and released each other from all claims in this matter. The Company’s laboratory supply business and Corning have resumed conducting business together.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at March 15, 2009 was 1,000, all of which was held by VWR Investors.
Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of March 15, 2009, Holdings had 1,412,033 preferred units outstanding and 14,069,364 common units outstanding, and 262 holders of record of its common units. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.
Dividends
Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2007 or 2008. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of company fees and expenses.
Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.
Recent Sales and Purchases of Unregistered Equity Securities
VWR Funding, Inc. did not sell or purchase any equity securities in 2008.
In 2008, Holdings’ sold 2,349.32 preferred units and 95,676.19 common units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Successor Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for all of these issuances was $1,000 per preferred unit and $1.00 per common unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 5,972.65 common units in 2008 from employees whose employment with VWR was terminated in 2007 or 2008, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.
All of the equity issued by Holdings under the Successor Equity Plan in 2008 were deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Holdings.
See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see “Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” for additional information regarding the Successor Equity Plan. See Note 13 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company’s accounting pursuant to the Successor Equity Plan.

ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and for the period June 30 through December 31, 2007 are derived from the consolidated financial statements of VWR Funding, Inc. subsequent to the Merger. The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2006, 2005, 2004 and for the period January 1 through June 29, 2007 and for each of the periods in the two-year period ended December 31, 2006, and for the period from April 7 through December 31, 2004 are derived from the consolidated financial statements of the Company prior to the Merger. The selected historical financial data presented below under the captions “Income Statement Data” and “Other Financial Data” for the period from January 1 through April 6, 2004 are derived from the consolidated financial statements of the Company’s prior predecessor, VWR International Corporation (and its subsidiaries), prior to the CD&R Acquisition.
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

	Successor		Predecessor				Prior Predecessor
	Year Ended	June 30 –	January 1 –			April 7 –	January 1 –
	December 31,	December 31,	June 29,	Year Ended December 31,		December 31,	April 6,
	2008	2007	2007	2006	2005	2004	2004
			(Dollars in millions)
Income Statement Data:
Net sales	$3,759.2	$1,822.7	$1,699.3	$3,257.6	$3,138.2	$2,212.2	$793.2
Cost of goods sold	2,693.8	1,311.3	1,230.1	2,374.3	2,334.5	1,652.7	588.0

Gross profit	1,065.4	511.4	469.2	883.3	803.7	559.5	205.2
SG&A expenses(1)	861.6	408.5	371.3	693.3	640.0	455.6	163.7
Impairment charges (2)	392.1	—	—	—	—	—	—
Merger expenses (3)	—	—	36.8	—	—	—	—
Restructuring charges(4)	—	—	—	(1.0)	20.6	—	—

Operating (loss) income	(188.3)	102.9	61.1	191.0	143.1	103.9	41.5
Interest expense, net(5)	(283.9)	(127.4)	(98.5)	(110.4)	(104.0)	(51.9)	(5.6)
Other income (expense), net(6)	22.1	(67.2)	3.5	(1.5)	3.8	2.1	(0.1)

(Loss) income before taxes and cumulative effect of a change in accounting principal	(450.1)	(91.7)	(33.9)	79.1	42.9	54.1	35.8
Income tax benefit (provision)	115.5	42.7	8.3	(32.7)	(20.9)	(23.0)	(15.1)

Income (loss) before cumulative effect of a change in accounting principal	(334.6)	(49.0)	(25.6)	46.4	22.0	31.1	20.7
Cumulative effect of a change in accounting principle	—	—	—	—	(0.5)	—	—

Net (loss) income	$(334.6)	$(49.0)	$(25.6)	$46.4	$21.5	$31.1	$20.7

Other Financial Data:
Depreciation and amortization	$116.1	$53.2	$19.4	$41.4	$33.9	$25.8	$8.9
Capital expenditures	29.7	16.3	15.7	23.6	18.4	13.1	3.3
Gross profit as a percentage of net sales	28.3%	28.1%	27.6%	27.1%	25.6%	25.3%	25.9%

Balance Sheet Data:
Cash and cash equivalents	$42.0	$45.0	—	$139.4	$126.1	$116.9	—
Total assets(7)	5,084.9	5,615.3	—	2,646.2	2,591.8	2,553.4	—
Total debt	2,815.6	2,797.4	—	1,723.7	1,451.8	1,399.1	—
Total stockholders’ equity	1,008.4	1,407.3	—	62.9	321.3	338.6	—

(1)
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised, Share-Based Payment (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective transition method. Compensation expense related to stock options of $3.8 million, $2.7 million, $9.0 million and $4.6 million is included in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2008, for the periods June 30 through December 31, 2007, January 1 through June 29, 2007 and for the year ended December 31, 2006, respectively.

(2)
During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(3)
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses recognized after June 29, 2007.

(4)	During 2005, we recorded pre-tax restructuring charges aggregating $20.6 million to rationalize and streamline our operations.

(5)
As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). See Notes 2 and 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(6)
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. Our net exchange gain of $22.1 million recorded during the year ended December 31, 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss of $64.0 recorded during the periods included in the year ended December 31, 2007 was substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.

(7)
Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). At the date of adoption, we increased deferred tax assets by $1.3 million, decreased goodwill by $1.6 million and decreased our reserves for uncertain tax positions by $0.3 million. See Note 11 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. Forward-looking statements include the information in this Annual Report on Form 10-K regarding, among other things:
•	management’s forecasts, plans and strategies;

•	management’s general expectations concerning the global laboratory supply industry;

•	efficiencies and cost savings;

•	income and margins;

•	growth;

•	economies of scale;

•	the economy;

•	future acquisitions and dispositions;

•	litigation;

•	potential and contingent liabilities;

•	taxes; and

•	liquidity.
You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties;

•	loss of our key executive officers;

•	our ability to consummate and integrate potential acquisitions;

•	the effect of political, economic and credit and financial market conditions, inflation and interest rates worldwide;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;

•	increased competition from other companies in our industry and our ability to retain or increase our market shares in the principal geographical areas in which we operate;

•	foreign currency exchange rate fluctuations; and

•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.

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
Overview
We generate our net sales primarily through the sale of products, and also, to a lesser extent, through the provision of services, in the global laboratory supply industry. Services comprise a small portion of our revenue. In 2008, we generated approximately 75% of our net sales from the sale of consumable products, including chemicals. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools. Our largest customer accounted for less than 3% of our 2008 net sales.
We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment.
The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future. Specifically, as a result of accounting for the Merger using the purchase method of accounting, our assets and liabilities were adjusted to their respective fair values. A significant portion of the purchase price was allocated to amortizable intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger. In addition, immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and related interest expense has increased. This increase in our debt obligations, together with the restrictions placed on us in the documents governing our debt instruments, may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities and may make us more vulnerable to a downturn in our business, industry or the economy in general.
During the year ended December 31, 2008, our consolidated net sales and gross profit, as reported, increased $237.2 million or 6.7% and $84.8 million or 8.6%, respectively, compared to the periods included in the year ended December 31, 2007. During 2008, we reported growth in net sales and gross profit in our North American Lab and European Lab segments; however, we reported declining net sales and gross profit in these segments in the fourth quarter of 2008 primarily as a result of unfavorable economic conditions and negative effects of foreign currency translation. During 2008, our net sales and gross profit declined in our Science Education segment, compared to 2007, due to unfavorable economic conditions and the resulting reduction in discretionary spending by schools. Our consolidated net loss, as reported, increased to $334.6 million for the year ended December 31, 2008 from $74.6 million for the periods included in the year ended December 31, 2007. Our results of operations for the year ended December 31, 2008 and for the periods included in the year ended December 31, 2007 were impacted, in particular, by the following factors:
•	the effects of the Merger, including increased depreciation, amortization and interest expense in 2008 and 2007 and the recognition of certain Merger expenses in 2007;

•	our recognition of non-cash impairment charges during 2008 associated with goodwill and intangible assets;

•	acquisitions of certain businesses;

•	changes in foreign currency exchange rates; and

•	foreign currency translation, including our recognition of net unrealized translation gains (losses).

In addition to these factors, we believe that our results of operations and cash flows beyond December 31, 2008 could be adversely impacted by:
•
a reduction in customer spending due, in part, to a general deterioration of economic conditions, especially with respect to certain of our customers in the pharmaceutical industry, which have initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions, and certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures;

•	rising product prices from our suppliers, as well as the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements; and

•	changes in freight costs due to volatility in fuel prices.
We intend to minimize the impact of these risks by implementing market expansion initiatives, continuing various cost-saving and productivity initiatives and passing on supplier product price and freight cost increases to our customers. We believe that, through December 31, 2008, we have been successful in protecting our laboratory business operating margins through the implementation of these measures. Our prospective financial results could be adversely affected if these measures, or others we may implement, are not sufficient in the future to cover additional cost increases or if the negative global economic conditions worsen or are prolonged.
We also believe that general economic conditions in the United States and the resulting reduction in discretionary spending by schools have adversely impacted, and may continue to adversely impact, the financial results of our Science Education segment beyond December 31, 2008. While this segment may benefit from governmental funding or economic stimulus initiatives, it is difficult to anticipate the impact and timing of such actions on our customer spending.
During January 2009, in reaction to global economic and competitive pressures, we initiated certain broad-based cost saving actions, including a general freeze on headcount and annual merit increases in selected major markets, including the United States, and a modest reduction in personnel. We anticipate cash outlays during 2009 of approximately $10.0 million to complete these cost saving activities. We expect to recover these cash outlays through expense savings generally over a one-year period.
Strategy
Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:
Increase Productivity and Profitability. Continuous improvement in our customer service and support and distribution operations remains a cornerstone of our strategy. We will continue to leverage our new shared services center in India to not only provide cost-effective business support but enhanced service capabilities as well. Ongoing standardization of processes and systems within our customer service network will bring enhanced service to our customer and supplier base.
Expand Global Presence. We will continue to seek opportunities to expand our presence in emerging markets as well as our global footprint through select acquisitions and expansion of existing operations.
Targeted Acquisitions and Efficient Integration. An important part of our strategy is to accelerate the Company’s growth through selective acquisitions in various locations throughout the world. Selective acquisitions present an opportunity to leverage our existing infrastructure and to establish in-country operations in new geographic areas.
Improve Sourcing Strategy. By utilizing our global scale, strong relationships with our multinational customers and suppliers and our primary focus on distribution, we intend to continue developing mutually beneficial relationships with leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing and supplier integration are key elements of this strategy.
Increase Sales of Private Label Products. Due to increasing demand by our customers for a broad product offering, we will direct our sales and marketing efforts toward a balance between exclusive, branded and private label product offerings. We believe this strategy is timely as customers seek to realize productivity gains and reduce operating costs during the current global recession.

Factors Affecting Our Operating Results
Effects of Merger
The Merger has been accounted for using the purchase method of accounting. As such, our assets and liabilities were adjusted to their respective fair values as of June 29, 2007. This resulted in an increased value assigned to identifiable intangible assets relating to customer relationships, trademarks and trade names, certain adjustments to pension and post-retirement liabilities for existing plans, the recognition of other fair value adjustments, an increase in deferred income tax liabilities and the impact of the new debt and equity structure. The recognition of the fair value of assets acquired has resulted in higher non-cash depreciation and amortization expense. In addition, the new debt incurred in connection with the Merger has resulted in an increase in interest expense.
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses recognized after June 29, 2007.
Impairments of Goodwill and Intangible Assets
As a result of the Merger, and to a lesser extent due to acquisitions completed subsequent to the Merger, we carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized for each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macro economic factors (global recession and volatility in the financial markets), while the charges recognized in our Science Education segment were due to a mix of macro economic and industry-specific factors (reduction in discretionary spending by schools). We did not recognize any impairment charges during 2007 or 2006. See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the impairment charges we recognized in the fourth quarter of 2008. We may recognize additional impairment charges in the future should our operating results or market conditions decline significantly due to, among other things, ongoing or worsening recessionary or other macro economic pressures.
Recent Acquisitions
The Company made the following acquisitions during 2008, 2007 and 2006:

Acquisition Date	Entity Name	Product / Service Offering	Location	Business Segment

October 1, 2008	Omnilab AG (“Omnilab AG”)	Laboratory supply	Switzerland	European Lab

August 1, 2008	Spektrum-3D Kft (“Spektrum”)	Laboratory supply	Hungary	European Lab

April 1, 2008	Jencons (Scientific) Limited (“Jencons”)	Laboratory supply	United Kingdom	European Lab

November 1, 2007	Omnilabo International B.V. (“Omnilabo BV”)	Laboratory supply	Netherlands	European Lab

July 2, 2007	Bie & Berntsen A-S (“B&B”)	Laboratory supply	Denmark	European Lab

April 2, 2007	KMF Laborchemie Handels GmbH (“KMF”)	Laboratory supply, including chemical and consumable products	Germany	European Lab

October 2, 2006	Sino Chemical Company (Pte.) Limited	Laboratory supply, including chemicals, equipment and consumables	Singapore	North American Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility.

Foreign Currency
We maintain operations primarily in North America and in Europe. In 2008, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, indicating the actual results of our operations.
Earnings from our subsidiaries are not generally repatriated to the United States; therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries.
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an exchange gain or loss each period. As a result, our operating results are exposed to risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange gain of $22.1 million recorded during the year ended December 31, 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss of $64.0 recorded during the periods included in the year ended December 31, 2007 was substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Seasonality and Inflation
Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third calendar quarter in comparison to other quarters of the year. For example, in 2008, 2007 and 2006, approximately 40%, 40% and 35%, respectively, of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends. For example, the Science Education segment’s publisher kitting business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.
During 2008, 2007, and 2006, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.
Basis of Financial Statement Presentation
Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the consolidated financial statements found in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using Predecessor and Successor periods. In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the year ended December 31, 2008 to the year ended December 31, 2007 and for the year ended December 31, 2007 to the year ended December 31, 2006, the results of operations for the “Predecessor” period (January 1, 2007 through June 29, 2007) have been combined with the results of operations for the “Successor” period (June 30, 2007 through December 31, 2007) as shown in the following table. This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger.

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

We believe that a combined 2007 results of operations presentation (“as reported”) is comparable to our 2008 presentation and our historical 2006 presentation relative to net sales and gross profit due to the fact that the Merger had substantially no impact on these components. Consequently, we have not applied any pro-forma adjustments to these income statement captions in the following discussion and analysis. Other income (expense) and income taxes for the 2007 period were not adjusted as a pro-forma presentation would not provide a meaningful understanding of these components of our operating results.
However, as a result of the Merger and our new capital structure, we have incurred higher expenses, including depreciation and amortization and interest expense. Accordingly, for comparative purposes in our discussion and analysis below of 2007 and 2006 results of operations, with respect to SG&A expenses, operating income and interest expense, have been adjusted to reflect pro-forma adjustments assuming the Merger occurred as of January 1, 2006. The pro-forma results do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2006, or of the future results of operations of the Company. We refer to these components in the following discussion and analysis, after the effect of pro-forma adjustments, on an “as adjusted” basis.
The financial information set forth herein for the year ended December 31, 2006 includes the accounts of CDRV and its subsidiaries prior to giving effect to the Merger.
Components of Revenues and Expenses
Our net sales are derived primarily from the sale of laboratory supplies and scientific educational materials. Net sales are also derived, to a lesser extent, from the provision of services. Freight costs that are billed to our customers are included in net sales.
Our cost of goods sold consists primarily of the cost of inventory shipped and our cost of labor for services. Cost of goods sold also includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.
SG&A expenses primarily reflect the costs of operations dedicated to generating sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. SG&A expenses also include our corporate, administrative and shared-service costs and depreciation and amortization expense.

Results of Operations
2008 Compared With 2007
Net Sales
The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
	2008	% Change	2007(1)
North American Lab	$2,092.2	3.7%	$2,018.4
European Lab	1,503.4	12.9%	1,331.2
Science Education	163.6	(5.1)%	172.4

Total	$3,759.2	6.7%	$3,522.0

(1)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Net sales for 2008 increased $237.2 million or 6.7% over 2007. Foreign currency and the acquisitions of KMF, B&B, Omnilabo BV, Jencons, Spektrum and Omnilab AG (the “Acquisitions”) increased net sales in 2008 by approximately $148.0 million. Accordingly, net sales from comparable operations increased approximately $89.2 million or 2.5% in 2008 over 2007.
Net sales in our North American Lab segment for 2008 increased $73.8 million or 3.7% over 2007. Foreign currency increased net sales by approximately $2.8 million. Accordingly, net sales from comparable operations increased approximately $71.0 million or 3.5% in 2008 over 2007. During 2008, net sales to pharmaceutical customers experienced only nominal growth while net sales to educational, industrial and clinical customers and governmental agencies experienced a higher rate of growth.
Net sales in our European Lab segment for 2008 increased $172.2 million or 12.9% over 2007. Foreign currency and the Acquisitions increased net sales by approximately $145.2 million. Accordingly, net sales from comparable operations increased approximately $27.0 million or 2.0% in 2008 over 2007. During 2008, net sales to pharmaceutical customers were essentially flat while we experienced double-digit growth with our education customers and mid single-digit growth with our industrial customers and governmental agencies.
Net sales in our North American Lab and European Lab segments have been negatively impacted during 2008 due to a general slowdown in sales at certain of our large customers. During the fourth quarter of 2008, sales growth in our lab businesses was negatively impacted by a reduction in customer spending due, in part, to a general deterioration of economic conditions. Additionally, certain of our customers in the pharmaceutical industry have initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions and certain of our customers in the biotechnology industry have experienced increased economic and liquidity pressures. These adverse general economic and industry conditions have continued into the first quarter of 2009 and may continue to impact our lab businesses going forward.
Net sales in our Science Education segment for 2008 decreased $8.8 million or 5.1% from 2007. Declines were observed across all product lines and were primarily due to unfavorable economic conditions and the resulting reduction in discretionary spending by schools. In addition, the Science Education segment’s publisher kitting business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
	2008	2007(2)

Gross profit	$1,065.4	$980.6
Percentage of net sales (gross margin)	28.3%	27.8%

(2)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Gross profit for 2008 increased $84.8 million or 8.6% over 2007. Foreign currency and the Acquisitions increased gross profit in 2008 by $46.4 million. Accordingly, gross profit increased $38.4 million or 3.9% over 2007, from comparable operations. We experienced gross margin improvement in our North American Lab and European Lab segments in 2008. Gross margin improvement in North American Lab is primarily due to efficient pricing as well as the impact of changes in our customer mix. North American gross margin improvement was further impacted by a $2.8 million supplier-related liability reversal recorded in the fourth quarter of 2008. Gross margin improvement in European Lab is primarily due to efficient pricing and changes in customer and product mix, offset by increases in the cost of foreign-sourced goods primarily in the United Kingdom due to a sharp decline in the value of the British pound sterling against the Euro during the second half of 2008. Our gross profit from Science Education declined during 2008 primarily as a result of unfavorable economic conditions and the resulting reduction in discretionary spending by schools. Our Science Education gross margin declined during 2008 primarily as a result of a less favorable sales mix and higher product costs.
SG&A Expenses
The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the years ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
	2008	2007

SG&A expenses, as reported(3)	$861.6	$779.8
Percentage of net sales, as reported	22.9%	22.1%
Depreciation and amortization(4)	—	35.2
Other adjustments(5)	—	(6.3)

SG&A expenses, as adjusted	$861.6	$808.7

Percentage of net sales, as adjusted	22.9%	23.0%

(3)	For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.

(4)
Reflects pro-forma adjustments had the Merger occurred on January 1, 2007. The increases in depreciation and amortization are the result of increases in the fair value of amortizable intangible assets acquired and property and equipment, including the revisions of estimated useful lives.

(5)
Represents pro-forma adjustments associated with management and board service fees and executive officer salaries. Also reflects a pro-forma adjustment to exclude $7.9 million of share-based compensation associated with the acceleration of unvested stock options and restricted stock units as a result of the change in control caused by the Merger.

Adjusted SG&A expenses for 2008 increased $52.9 million or 6.5% over 2007. Foreign currency and the Acquisitions increased adjusted SG&A expenses by approximately $38.6 million. Accordingly, adjusted SG&A expenses from comparable operations increased approximately $14.3 million or 1.8% over 2007. This increase in adjusted SG&A expenses reflects our continued spending discipline across all segments. The increase in adjusted SG&A expenses was primarily the result of wage and benefit increases, increased spending on information technology in our North American Lab segment of approximately $7.4 million, increased charges associated with certain cost reduction programs in our European Lab segment of $3.0 million and a charge of $1.3 million relating to the write down of certain long-lived assets within our Science Education segment.

Impairment of Goodwill and Intangible Assets
During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macro economic factors, while the charges recognized in our Science Education segment were due to a mix of macro economic and industry-specific factors. We did not recognize any impairment charges during 2007.
Merger Expenses
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses incurred after June 29, 2007.
Operating (Loss) Income
The following table presents operating (loss) income, as reported and as adjusted, and, in each case, operating (loss) income as a percentage of net sales by segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
		% of		% of
	2008	Net Sales	2007	Net Sales
Operating (loss) income, as reported:(6)
North American Lab	$(95.3)	(4.6)%	$105.9	5.2%
European Lab	2.8	0.2%	80.9	6.1%
Science Education	(95.8)	(58.6)%	14.0	8.1%
Merger expenses	—		(36.8)	n/m

	(188.3)	(5.0)%	164.0	4.7%

SG&A adjustments:(7)
North American Lab	—		(10.2)
European Lab	—		(15.9)
Science Education	—		(2.8)

	—		(28.9)

Operating (loss) income, as adjusted:
North American Lab	(95.3)	(4.6)%	95.7	4.7%
European Lab	2.8	0.2%	65.0	4.9%
Science Education	(95.8)	(58.6)%	11.2	6.5%
Merger Expenses	—		(36.8)	n/m

	$(188.3)	(5.0)%	$135.1	3.8%

(6)
For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007) by segment, without pro-forma adjustment.

(7)	See notes (4) and (5) above for explanation of these pro-forma adjustments.
Adjusted operating income (loss) decreased $323.4 million from $135.1 million of income in 2007 to a $(188.3) million loss in 2008. Foreign currency and the Acquisitions increased adjusted operating income by approximately $7.8 million over 2007. As discussed above, impairment charges negatively impacted adjusted operating income by $392.1 million in 2008 and Merger expenses negatively impacted adjusted operating income by $36.8 million in 2007. The following table highlights the changes in adjusted operating income (loss) from 2007 to 2008 by segment (dollars in millions):

		Impairment	Foreign
	2007 operating	of goodwill	currency
	income (loss),	& intangible	and the	Merger	Other	2008 operating
	as adjusted	assets	Acquisitions	expenses	(explained below)	(loss) income
North American Lab	$95.7	$(202.1)	$(0.3)	$—	$11.4	$(95.3)
European Lab	65.0	(88.0)	8.1	—	17.7	2.8
Science Education	11.2	(102.0)	—	—	(5.0)	(95.8)
Merger expenses	(36.8)	—	—	36.8	—	—

	$135.1	$(392.1)	$7.8	$36.8	$24.1	$(188.3)

Operating income in our North American Lab segment for 2008 decreased $191.0 million from 2007. Impairment charges of $202.1 million negatively impacted our operating income during 2008. Foreign currency decreased operating income in 2008 by approximately $0.3 million. Accordingly, operating income increased approximately $11.4 million or 11.9% over 2007, from comparable operations. The increase for 2008 was primarily the result of gross margin improvement, driven by efficient pricing actions and customer mix. Improvements in gross margin were partially offset by wage and benefit cost increases which were somewhat mitigated by reductions in discretionary spending.
Operating income in our European Lab segment for 2008 decreased $62.2 million from 2007. Impairment charges of $88.0 million negatively impacted our operating income during 2008. Foreign currency and the Acquisitions increased operating income in 2008 by approximately $8.1 million. Accordingly, operating income increased approximately $17.7 million or 27.2% over 2007, from comparable operations. The increase for 2008 was primarily the result of gross margin improvement, driven by efficient pricing actions as well as favorable customer and product mix. The increase in operating income for 2008 was further influenced by disciplined spending practices and cost savings generated from cost reduction efforts.
Operating income in our Science Education segment for 2008 decreased $107.0 million from 2007. Impairment charges of $102.0 million negatively impacted our operating income during 2008. Operating income from comparable operations declined primarily as the result of a decrease in gross profit of $6.2 million from reduced customer demand and adverse product mix, partially offset by decreases in adjusted SG&A expenses of $1.2 million. The decrease in operating income for 2008 was primarily the result of unfavorable economic conditions and the resulting reduction in discretionary spending by schools and further due to a charge of $1.3 million related to the write down of certain long-lived assets.
Interest Expense, Net of Interest Income
The following table presents the components of interest expense, net on an as reported and as adjusted basis for the years ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
	2008	2007

Interest income(8)	$5.7	$6.3
Interest expense(8)	(289.6)	(232.2)

Interest expense, net, as reported	(283.9)	(225.9)
Interest expense adjustments(9)	—	(44.2)

Interest expense, net, as adjusted	$(283.9)	$(270.1)

(8)	For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.

(9)
Reflects increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of December 31, 2007, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger. For pro-forma purposes, interest expense was reflected as if cash interest was paid on the Senior Notes consistent with our actual elections to pay cash interest in the year ended December 31, 2008 and the period from June 30 — December 31, 2007, but this is not necessarily indicative of the actual method of payment that may be selected in future periods.

Interest expense, net of interest income on an adjusted basis, was $283.9 million and $270.1 million for 2008 and 2007, respectively. The increase in adjusted net interest expense during 2008 is primarily attributable to increased borrowings under our Senior Secured Credit Facility as well as increased interest expense on Euro-denominated debt due to changes in foreign currency exchange rates. In addition, interest expense was further influenced in 2008 by our recognition of a net unrealized loss on interest rate swaps of $35.4 million. These increases were partially offset by the write-off of unamortized deferred financing costs of $27.8 million in 2007 related to the debt obligations that were refinanced in connection with the Merger and a commitment fee for a bridge loan of $3.4 million incurred in 2007. Our recognition of net unrealized losses on our interest rate swap arrangements is due to our discontinuance of hedge accounting with a corresponding decrease in variable rates of interest during the fourth quarter of 2008. As a result of our discontinuance of hedge accounting under our interest rate swap arrangements, interest expense may continue to fluctuate significantly from period to period, however, such fluctuations will not impact the Company’s operating cash flows until realized. See Note 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.

Other Income (Expense), Net
Other income (expense), net was $22.1 million for 2008 compared to $(63.7) million for the comparable period of 2007. Other income (expense) is primarily comprised of exchange gains (losses). Our net exchange gain for 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss for 2007 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the year ended December 31, 2008 and for the periods included in the year ended December 31, 2007, we recognized an income tax benefit of $115.5 million and $51.0 million, on pre-tax losses of $450.1 million and $125.6 million, respectively, resulting in an effective income tax benefit of 25.7% and 40.6%, respectively. The benefit recognized in 2008 reflects the impairment charges associated with our indefinite-lived intangible assets. Impairment charges associated with goodwill are generally not deductible for tax purposes.
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
Changes to our uncertain tax positions during 2008 and 2007 primarily relate to pre-Merger contingencies, and accordingly, have increased or decreased goodwill by a corresponding amount. See Note 11 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a further discussion of our uncertain tax positions.
2007 Compared With 2006
Net Sales
The following table presents net sales and net sales growth by reportable segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007(1)	% Change	2006
North American Lab	$2,018.4	2.7%	$1,966.0
European Lab	1,331.2	17.0%	1,137.6
Science Education	172.4	11.9%	154.0

Total	$3,522.0	8.1%	$3,257.6

(1)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Net sales for 2007 increased $264.4 million or 8.1% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo BV increased net sales in 2007 by $161.7 million. Net sales increased $102.7 million or 3.2% over 2006, from comparable operations.
Net sales in our North American Lab segment for 2007 increased $52.4 million or 2.7% over 2006. Foreign currency increased net sales by $11.4 million. Net sales increased $41.0 million or 2.1% over 2006, from comparable operations. During 2007, revenue growth in our North American Lab segment primarily reflects the impact of favorable pricing realization. Revenue growth in our North American Lab segment was constrained in 2007 due to lower demand for production supplies as a result of certain customer facility closures, headcount and cost reduction initiatives in some of our large accounts. During 2007, our net sales to customers in the pharmaceutical-research industry experienced low-single digit growth and our net sales to industrial customers achieved mid-single digit growth. These increases were partially offset by weaker performance in net sales to our pharmaceutical-production and microelectronics customers.

Net sales in our European Lab segment for 2007 increased $193.6 million or 17.0% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo BV increased net sales in 2007 by $150.3 million. Net sales increased $43.3 million or 3.8% over 2006, from comparable operations. During 2007, the favorable revenue trends in our European Lab segment reflect favorable pricing, increases in demand across virtually all product lines and most geographies and improved recovery of freight costs. During 2007, we experienced higher growth from our pharmaceutical, industrial and food & beverage customers offset by a lower rate of growth from public institutions and a decline in net sales associated with our export business.
Net sales in our Science Education segment for 2007 increased $18.4 million or 11.9% over 2006. This increase was primarily a result of strong performance in our publisher, international and Sargent Welch product lines, as compared to 2006. The Science Education segment’s publisher kitting business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007(2)	2006
Gross profit	$980.6	$883.3
Percentage of net sales (gross margin)	27.8%	27.1%

(2)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Gross profit for 2007 increased $97.3 million or 11.0% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo BV increased gross profit in 2007 by $49.1 million. Gross profit increased $48.2 million or 5.5% over 2006, from comparable operations. Our gross margin percentages improved in our North American Lab and European Lab segments while remaining fairly constant in our Science Education segment. The increase in gross margin in our North American Lab segment is primarily a result of favorable pricing and improved product mix. The increase in gross margin in our European Lab segment is primarily a result of favorable pricing, improved product mix, as well as improvement in recovery of freight costs. Gross margin improvement in Science Education was negatively impacted due to the increased volume associated with the publisher kitting business in 2007, which yields a relatively lower profit margin.
SG&A Expenses
The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007	2006
SG&A expenses, as reported(3)	$779.8	$693.3
Percentage of net sales, as reported	22.1%	21.3%
Depreciation and amortization(4)	35.2	66.4
Other adjustments(5)	(6.3)	1.1

SG&A expenses, as adjusted	$808.7	$760.8

Percentage of net sales, as adjusted	23.0%	23.4%

(3)	For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.

(4)
Reflects pro-forma adjustments had the Merger occurred on January 1, 2006. The increases in depreciation and amortization are the result of increases in the fair value of our amortizable intangible assets and property and equipment acquired, including the revisions of estimated useful lives.

(5)
Represents incremental pro-forma adjustments associated with share-based compensation, management and board service fees and executive officer salaries. The year ended 2007 also reflects a pro-forma adjustment to exclude $7.9 million of share-based compensation associated with the acceleration of unvested stock options and restricted stock units as a result of the change in control caused by the Merger.

Adjusted SG&A expenses for 2007 increased $47.9 million or 6.3% over 2006. Excluding the effects of foreign currency and the acquisitions of KMF, B&B and Omnilabo BV in 2007, which increased SG&A expenses by $41.8 million, adjusted SG&A expenses increased $6.1 million or 0.8% over 2006 primarily as a result of inflation and increased costs related to our global sourcing/category management initiatives, on-going expansion in Asia Pacific and business development activities. In addition, the Company has incurred costs in the expanded and on-going training of its general and specialist sales force. Also contributing to the increase in 2007, Science Education experienced increased costs necessary to support the increased sales activity associated with the publishers business and bonus expense rose across all segments. Partially offsetting these increases were external cost reductions related to Sarbanes-Oxley compliance of $5.0 million and savings derived from improved efficiencies in our service and distribution centers, particularly in our North American Lab segment.
Merger Expenses
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 through June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses incurred during the period June 30 through December 31, 2007 nor during 2006.
Operating Income
The following table presents operating income, as reported and as adjusted, and, in each case, operating income as a percentage of net sales by segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
		% of		% of
	2007	Net Sales	2006	Net Sales
Operating income, as reported:(6)
North American Lab	$105.9	5.2%	$112.2	5.7%
European Lab	80.9	6.1%	59.4	5.2%
Science Education	14.0	8.1%	19.4	12.6%
Merger expenses	(36.8)	n/m	—

	164.0	4.7%	191.0	5.9%

SG&A adjustments:(7)
North American Lab	(10.2)		(32.7)
European Lab	(15.9)		(28.8)
Science Education	(2.8)		(6.0)

	(28.9)		(67.5)

Operating income, as adjusted:
North American Lab	95.7	4.7%	79.5	4.0%
European Lab	65.0	4.9%	30.6	2.7%
Science Education	11.2	6.5%	13.4	8.7%
Merger expenses	(36.8)	n/m	—

	$135.1	3.8%	$123.5	3.8%

(6)
For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007) by segment, without pro-forma adjustment.

(7)	See notes (4) and (5) above for explanation of these pro-forma adjustments.

Adjusted operating income for 2007 increased $11.6 million or 9.4% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo BV increased adjusted operating income by $7.3 million over 2006. Merger expenses negatively impacted adjusted operating income by $36.8 million in 2007.
The following discussion of operating income by segment is presented on an adjusted basis:
•
Adjusted operating income in our North American Lab segment for 2007 increased $16.2 million or 20.4% over 2006. Foreign currency increased adjusted operating income in 2007 by $0.5 million. In 2006, the Company recorded a $1.0 million restructuring credit. Excluding the effects of foreign currency and the restructuring credit, adjusted operating income increased $16.7 million or 21.3% over 2006, from comparable operations. The increase was the result of an increase in gross profit of $13.5 million and a decrease in adjusted SG&A expenses of $3.2 million.

•
Adjusted operating income in our European Lab segment for 2007 increased $34.4 million or 112.4% over 2006. Foreign currency and the acquisitions of KMF, B&B and Omnilabo BV increased adjusted operating income in 2007 by $6.8 million. Adjusted operating income increased $27.6 million or 90.2% over 2006, from comparable operations. The increase was the result of an increase in gross profit of $28.1 million partially offset by an SG&A expenses increase of $0.5 million.

•
Adjusted operating income in our Science Education segment for 2007 decreased $2.2 million or 16.4% from 2006. This decrease was the result of an increase in SG&A expenses of $8.8 million partially offset by a gross profit increase of $6.6 million.

Interest Expense, Net of Interest Income
The following table presents the components of interest expense, net on an as reported and as adjusted basis for the years ended December 31, 2007 and 2006 (dollars in millions):

	Year Ended December 31,
	2007	2006
Interest income(8)	$6.3	$6.7
Interest expense(8)	(232.2)	(117.1)

Interest expense, net, as reported	(225.9)	(110.4)
Interest expense adjustments(9)	(44.2)	(121.4)

Interest expense, net, as adjusted	$(270.1)	$(231.8)

(8)	For 2007, represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.

(9)
Reflects increased interest expense as a result of the new capital structure. In determining these amounts, we used interest rates in effect as of December 31, 2007, and included adjustments to reflect the estimated effect of our interest rate swaps entered into at the time of the Merger. For pro-forma purposes, interest expense is reflected as if cash interest will be paid on the Senior Notes for the relevant periods.

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
Other Income (Expense), Net
Other income (expense), net was $(63.7) million and $(1.5) million during the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006, respectively. Other expense, net during 2007 primarily relates to $(64.0) million of net exchange losses. Our net exchange loss during 2007 primarily relates to net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.

Income Taxes
During the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006, on an as reported basis, we recognized an income tax benefit (provision) of $51.0 million and $(32.7) million, on pre-tax (loss) income of $(125.6) million and $79.1 million, respectively. The benefit recognized in the 2007 periods reflect our recognition of net operating losses and an income tax benefit of $34.6 million related to a change in tax rates on deferred taxes on European intangible assets, as a result of a reduction in the German income tax rate. The Company recognized the impact of these rate changes, consistent with the date of enactment of the legislation, offset by the recognition of tax expense of $25.5 million on dividends received from foreign operations.
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
Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of December 31, 2008, we had $42.0 million of cash and cash equivalents on hand and our compensating cash balance totaled $100.7 million.
As of December 31, 2008, we had $2,815.6 million of outstanding indebtedness, including $1,504.8 million of indebtedness under our Senior Secured Credit Facility, $675.0 million of Senior Notes and $527.3 million of Senior Subordinated Notes. We also had unused availability of $183.6 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of December 31, 2008. From time-to-time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements and investment needs. All borrowings under the multi-currency revolving loan facility bear interest at variable rates. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of December 31, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with remaining amounts available under our multi-currency revolving loan facility and our ability to make certain non-cash payment-in-kind (“PIK”) interest elections under each of our Senior Notes and Senior Subordinated Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations, although no assurance can be given in this regard. Given the state of capital markets, we continue to evaluate the possibility of electing to make certain non-cash PIK interest elections as a means of funding acquisition and investment opportunities. See “Indebtedness — Senior Notes and Senior Subordinated Notes” section below for more information on our non-cash PIK interest election options. The majority of our long-term debt obligations will mature between 2013 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and our insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, aside from the recording of non-cash impairment charges related to the recoverability of our long-lived intangible assets and goodwill and a general tightening of credit with certain suppliers, we have not had a financial statement impact based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions. See “Item 1A — Risk Factors” in this Annual Report on Form 10-K for a discussion of risks related to our capital structure.

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
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Year Ended December 31,
	2008	2007(1)	2006

Cash flow from operations, excluding working capital	$45.5	$58.2	$140.7
Cash flow from working capital changes, net	(36.8)	18.2	32.5

Cash flow from operations	$8.7	$76.4	$173.2

(1)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without adjustment.
We generated $8.7 million of cash from operating activities during 2008 compared to $76.4 million and $173.2 million during 2007 and 2006, respectively. The decrease in cash flow from operations is primarily due to higher cash interest paid during the 2008 and 2007 periods. We paid cash interest of $242.8 million, $140.8 million and $77.4 million during 2008, 2007 and 2006, respectively, with such increases reflecting the Company’s new capital structure resulting from the Merger.
Further impacting our cash flows from operations during 2008, we experienced fluctuations in various components of our working capital. For example, trade accounts receivable used cash of $(11.7) million during 2008 compared to $7.6 million of cash provided during 2007. This decrease in cash flows was primarily the result of increased sales as receivable collection patterns were essentially unchanged during 2008. In addition, inventories in 2008 provided $2.4 million of cash compared to using $(13.3) million of cash during 2007. This increase in cash flows was due to, in part, improved inventory management practices. Lastly, our trade accounts payable in 2008 represented a $(22.3) million use of cash as compared to $(7.8) million of cash used in 2007. The decrease in cash provided by trade accounts payable was primarily due to a general tightening of credit terms with certain suppliers, especially in the second half of 2008 as conditions in the economy deteriorated. We anticipate continued pressure into 2009 with respect to vendor credit terms and customer payment patterns. In addition, our cash disbursements follow a standardized process, therefore, we expect to continue to experience fluctuations in cash flows associated with trade accounts payable from period to period.
During 2007, we also experienced fluctuations in various components of our working capital. For example, trade accounts receivable provided cash of $7.6 million during 2007 compared to $(27.3) million of cash used during 2006. This increase was the result of our focus on improving the quality of receivables as well as the timing of collection, in particular with respect to the second half of 2007. In addition, inventories in 2007 represented a $(13.3) million use of cash compared to providing $20.3 million of cash during 2006. This decrease in cash flows was the result of increased inventory levels in 2007 associated with increased sales activity. In 2006, inventories provided cash as we undertook a significant inventory reduction program. Lastly, our trade accounts payable in 2007 represented a $(7.8) million use of cash as compared to $27.9 million of cash provided in 2006. The decrease in cash provided by trade accounts payable was primarily influenced by the timing associated with the clearing of cash disbursements in relation to each calendar year end.

Investing Activities
Net cash used in investing activities was $74.9 million, $3,887.0 million and $24.1 million during 2008, 2007 and 2006, respectively. Net cash used in the 2008 period was primarily associated with the acquisitions of Jencons, Spektrum and Omnilab AG and ongoing capital expenditures, partially offset by proceeds from the sales of property and equipment. Capital expenditures increased during 2008 reflecting our investments in information technology and internet-based infrastructure. The 2007 usage primarily relates to the Merger consideration paid and the acquisitions of KMF, B&B and Omnilabo BV. The 2006 usage primarily relates to capital expenditures of $23.6 million. We anticipate 2009 capital expenditures to approximate $30.0 million.
Financing Activities
Net cash provided by (used in) financing activities was $65.0 million, $3,848.2 million and $(139.1) million during 2008, 2007 and 2006, respectively. Cash provided during 2008 was primarily due to net cash proceeds drawn from our Senior Secured Credit Facility used to meet our debt service, acquisition financing and general working capital needs. Cash provided during 2007 was primarily due to debt and equity issuances associated with the Merger. Cash used in 2006 was primarily related to debt principal prepayments of $104.5 million on the Predecessor senior secured credit facility, a decrease in bank checks outstanding of $33.4 million due primarily to the timing of vendor payments, proceeds of $350.0 million from the issuance of the Predecessor senior floating rate notes in December 2006, partially offset by a distribution to the holders of our common stock of $343.5 million.
Schedule of Contractual Obligations
The following table details the Company’s contractual obligations as of December 31, 2008 (dollars in millions):

	Total	<1 year	1-3 years	3-5 years	>5 years

Senior Secured Credit Facility — term loans	$1,450.1	$7.2	$29.0	$29.0	$1,384.9
Senior Secured Credit Facility — revolving facility	54.7	54.7	—	—	—
Senior Notes due 2015	675.0	—	—	—	675.0
Senior Subordinated Notes due 2017	527.3	—	—	—	527.3
Predecessor Senior Subordinated Notes due 2014	1.0	—	—	—	1.0
Interest(1)	1,413.3	216.3	411.6	413.5	371.9
Capital leases	5.6	1.2	2.2	1.7	0.5
Operating leases(2)	164.3	28.7	50.7	31.8	53.1
Compensating cash balance and other debt(3)	101.9	101.9	—	—	—
Pension obligations(4)	35.2	2.5	2.9	3.5	26.3
Other(5)	12.7	12.7	—	—	—

Total	$4,441.1	$425.2	$496.4	$479.5	$3,040.0

(1)
For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes and our interest rate swap arrangements were assumed to be unchanged from December 31, 2008 and we assumed cash interest will be paid on the Senior Notes and Senior Subordinated Notes until maturity. In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, were assumed to remain outstanding through the remaining term of the multi-currency revolving loan facility (2013).

(2)	See Note 15 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for further discussion on our operating lease commitments.

(3)
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2008, our compensating cash balance was $100.7 million.

(4)
The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain pension obligations. The pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2008.

(5)
Other includes $10.0 million related to cost saving actions undertaken in January 2009 as well as $2.7 million related to the funding of equity unit purchases by Holdings from terminated management investors. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 13 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for further discussion on the equity unit purchases by Holdings.

Noncurrent deferred income tax liabilities as of December 31, 2008 were $546.7 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities as defined in FIN 48 due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $8.6 million at December 31, 2008.
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.7 million as of December 31, 2008. Effective June 30, 2009, Mr. Wyszomierski will retire as Executive Vice President and Chief Financial Officer of VWR Funding, Inc. and VWR International, LLC.
Indebtedness
See Note 10 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.
Senior Secured Credit Facility. Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($835.1 million on a U.S. dollar equivalent basis as of December 31, 2008), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
Subject to the Company’s continued compliance with its covenants, the Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the its Senior Secured Credit Facility. The terms and conditions of any such incremental new term loans or incremental new revolving credit commitments must be mutually agreeable to the Company and existing and any new lenders. Additionally, the total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of $300.0 million or an amount which would cause the Company to exceed certain ratios. To present, the Company has not requested any such incremental term loans or credit commitments. Based on current credit market conditions, we do not believe we would be able to obtain any such incremental term loans or commitments in the near term.
As of December 31, 2008, an aggregate U.S. dollar equivalent of $54.7 million was outstanding under the multi-currency revolving loan facility, consisting of $13.5 million in swingline loans and £16.5 million ($24.2 million on a U.S. dollar equivalent basis) and $17.0 million of revolving loans. In addition, we had $11.7 million of undrawn letters of credit outstanding. As of December 31, 2008, we had $183.6 million of available borrowing capacity under the multi-currency revolving loan facility.
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. The Company is not required to make a principal repayment on its outstanding term loans based on the Company’s “excess cash flow” (as defined under the Senior Secured Credit Facility) calculation applicable to the year end December 31, 2008.

As of December 31, 2008, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.96% and 5.19%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at a weighted average rate of 4.40%. As of December 31, 2008, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling.
Senior Notes and Senior Subordinated Notes. The Senior Notes and Senior Subordinated Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the Senior Notes or the Senior Subordinated Notes (as the case may be). The Senior Notes, and related guarantees, rank senior in right of payment to all of the Company’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes.
The Senior Notes, which amount to $675 million as of December 31, 2008, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. To date, the Company has paid only Cash Interest, including on January 15, 2009.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($174.0 million on a U.S. dollar equivalent basis as of December 31, 2008) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes (June 2010), the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.
If the Company makes an election to pay PIK interest under either the Senior Notes or Senior Subordinated Notes, it shall become subject to additional restrictions on certain payments and certain investments beginning on such election date and ending on the first date after such interest period on which the Company resumes making full cash interest payments.
Interest Rate Swap Arrangements. Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 million (the “USD Swap”) and €300.0 million (the “Euro Swap”). Beginning on December 31, 2007, the notional value of the USD Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and carries a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 30, 2012. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the USD Swap and Euro Swap, the Company receives monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and pay monthly interest at a fixed rate of 5.40% and 4.56%, respectively.
As of December 31, 2008, the Amended Swaps effectively convert $375.0 million of variable rate U.S. dollar-denominated debt and €260.0 million ($361.9 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.
The aggregate fair value of the interest rate swaps as of December 31, 2008 was a liability of $49.9 million and is reflected in other long-term liabilities. During the year ended December 31, 2008, we recognized non-cash net unrealized losses on our Amended Swaps of $35.4 million, respectively, as a component of interest expense. See Note 14 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a further discussion of our interest rate swap arrangements.
Compensating Cash Balance. Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. The borrowings drawn by our foreign subsidiaries from local banks are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2008, our compensating cash balance was $100.7 million.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
See Note 2 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a description of our significant accounting policies. The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and such estimates routinely require adjustment.
Goodwill and Intangible Assets. We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2008. Goodwill primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger. Our intangible assets with finite useful lives primarily relate to customer relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names.
We believe that accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life and to apply the impairment testing model required by U.S. GAAP.
We reevaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
Goodwill and other intangible assets that have an indefinite useful life are not amortized and are tested at least annually for impairment or between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists.
Indefinite-lived intangible assets are tested for impairment prior to goodwill or amortizable intangible assets. An impairment charge is measured if the carrying value of an indefinite-lived intangible asset exceeds its fair value. We evaluate the recoverability of our amortizable intangible assets by comparing the carrying value to estimated undiscounted future cash flows expected to be generated. If an amortizable intangible asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying value exceeds its fair value. The fair value of our intangible assets is determined using a discounted cash flow approach.
Goodwill impairment testing is performed at the segment (or “reporting unit”) level. The goodwill impairment analysis is a two-step test. The first step (“Step 1”), used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step (“Step 2”) involves calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.
The Company estimates the fair value of each reporting unit using both the income approach (which is a discounted cash flow technique) and market approach (which is a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability and cash flows, discount rates and control premiums. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.
Determining the fair value of a reporting unit or an intangible asset involves management judgment and involves the use of significant estimates and assumptions. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We seek to minimize judgment in the selection of an acquisition control premium by referring to historical control premiums observed in the marketplace. We believe the estimates and assumptions used in the valuation methods are reasonable.

During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized for each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macro economic factors, while the charges recognized in our Science Education segment were due to a mix of macro economic and industry-specific factors. We did not recognize any impairment charges during 2007 or 2006. See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the impairment charges we recognized in the fourth quarter of 2008.
Should the future profitability and cash flows of our reporting units significantly decline and/or discount rates increase and/or market multiples at comparable companies’ further decline, additional impairment charges to goodwill and/or long-lived assets may be required. As of December 31, 2008, and after recognition of the impairment charges, the consolidated carrying value of our indefinite-lived intangible assets and goodwill was $703.0 million and $1,784.7 million, respectively. An instantaneous 10.0% decline in the fair value of our indefinite-lived intangible assets, due primarily to increases in discount rates, and an instantaneous 10.0% decline in the fair value of each reporting unit, due to changes in projected cash flows, discount rates, control premiums and/or market multiples, would have increased our pre-tax impairment charges by approximately $320.0 million.
Interest Rate Swap Valuations. We apply the fair value provisions of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, to our interest rate swap arrangements and also to our pension plan holdings, including certain funds which primarily invest in interest rate swaps. We determine the fair value of all of our direct and indirect interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify all of our direct and indirect interest rate swap valuations within Level 2 of the SFAS 157 valuation hierarchy. We consider our interest rate swap valuations to be a critical accounting policy as we do not apply hedge accounting on our direct interest rate swaps and therefor changes in fair value are recognized as a component of income or loss each period. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2008.
As of December 31, 2008, the incorporation of credit spreads into our discounted cash flow model had the effect of lowering the fair value (liability) of our interest rate swap arrangements by $10.0 million. As of December 31, 2008, a 100 basis point (or 1.00%) improvement (deterioration) in our own credit spread would have had the impact of increasing (decreasing) our liability for interest rate swaps by approximately $0.6 million. As of December 31, 2008, counterparty credit spread did not have a material impact on the fair value of our interest rate swaps. See Note 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our direct and indirect interest rate swaps.
Accounts Receivable and Reserves. The carrying amount of trade accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. During 2008, bad debt expense was $2.7 million.
Inventories. Inventories are valued at the lower of cost or market, cost being determined principally by the last-in, first-out method for the U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We review our inventory realization based upon several factors, including customer demand, supply of inventory, inventory levels, competitive activity and technology changes and record reserves for obsolescence based upon those and other factors. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors.
Rebates from Suppliers. We earn rebates from certain of our suppliers from the achievement of certain sales growth and/or purchase volume thresholds. To the extent that rebates relate to inventory on hand, the inventory cost is reduced to reflect the lower cost. During the course of the year, estimates made concerning the achievement of these goals or milestones can vary from quarter to quarter. Generally, a proportionally larger amount of rebates are earned in the fourth quarter of each year. During 2008, vendor rebate income was $32.7 million.

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
Pension Plans. We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly. See Note 12 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit pension plans.
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
We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities and estimates of the amount of future taxable income, if any. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates. See Note 11 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on income taxes.
Estimates and Other Accounting Policies. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.

New Accounting Standards
See Note 2 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a complete description of new accounting standards, including those standards adopted as of December 31, 2008 and to be adopted in future periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps.
As of December 31, 2008, our two interest rate swaps effectively convert $375.0 million of variable rate U.S. dollar-denominated debt and €260.0 million ($361.9 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest.
As of December 31, 2008, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $7.7 million on a pre-tax basis and inclusive of our interest rate swaps. See “Indebtedness” above for more information on our variable rate debt and our interest rate swap arrangements.
Foreign Currency Exchange Rate Risk
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10.00% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our operating income by approximately $8.4 million. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.
As a result of a change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2008 would have impacted our exchange gain or loss by approximately $86.3 million on a pre-tax basis.
Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. We may purchase short-term foreign currency forward contracts to protect against currency exchange risks primarily associated with the payment of merchandise purchases to foreign vendors or our international subsidiaries. Cash flows from currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged. These activities have not been material to our consolidated financial statements. See Note 14 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our hedging programs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K. The term “Successor” refers to the Company after giving effect to the consummation of the Merger (as defined in Note 1) on June 29, 2007. The term “Predecessor” refers to the Company prior to giving effect to the consummation of the Merger. As a result of the Merger, including changes in our capital structure and the effects of purchase accounting, the Predecessor and Successor financial statements are not comparable. See Note 1.

Page
Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2008 and 2007	45

Consolidated Statements of Operations for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	46

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	47

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	49

Notes to Consolidated Financial Statements	50

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	137

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2008 and for the period from June 30, 2007 to December 31, 2007 (Successor periods) and for the period from January 1, 2007 to June 29, 2007 and for the year ended December 31, 2006 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods as listed on the index on page 43. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of CDRV Investors, Inc. and its subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, effective January 1, 2008. As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 30, 2009

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in millions, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$42.0	$45.0
Compensating cash balance	100.7	87.4
Trade accounts receivable, less reserves of $10.1 and $12.0, respectively	472.2	479.0
Other receivables	34.4	38.7
Inventories	284.8	295.6
Other current assets	29.8	24.4

Total current assets	963.9	970.1
Property and equipment, net	190.1	200.7
Goodwill	1,784.7	1,964.8
Other intangible assets, net	2,012.9	2,377.0
Deferred income taxes	14.2	15.2
Other assets	119.1	87.5

Total assets	$5,084.9	$5,615.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$165.0	$89.8
Accounts payable	356.5	385.2
Accrued expenses	189.8	187.6

Total current liabilities	711.3	662.6
Long-term debt and capital lease obligations	2,650.6	2,707.6
Other long-term liabilities	121.5	104.1
Deferred income taxes	546.7	690.5

Total liabilities	4,030.1	4,164.8
Redeemable equity units	46.4	43.2
Commitments and contingences (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,360.4	1,360.2
Accumulated deficit	(383.6)	(49.0)
Accumulated other comprehensive income	31.6	96.1

Total stockholders’ equity	1,008.4	1,407.3

Total liabilities, redeemable equity units and stockholders’ equity	$5,084.9	$5,615.3

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in millions)

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Net sales	$3,759.2	$1,822.7	$1,699.3	$3,257.6
Cost of goods sold	2,693.8	1,311.3	1,230.1	2,374.3

Gross profit	1,065.4	511.4	469.2	883.3
Selling, general and administrative expenses	861.6	408.5	371.3	692.3
Impairment of goodwill and intangible assets	392.1	—	—	—
Merger expenses	—	—	36.8	—

Operating (loss) income	(188.3)	102.9	61.1	191.0
Interest income	5.7	3.0	3.3	6.7
Interest expense	(289.6)	(130.4)	(101.8)	(117.1)
Other income (expense), net	22.1	(67.2)	3.5	(1.5)

(Loss) income before income taxes	(450.1)	(91.7)	(33.9)	79.1
Income tax benefit (provision)	115.5	42.7	8.3	(32.7)

Net (loss) income	$(334.6)	$(49.0)	$(25.6)	$46.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(Dollars in millions, except share data)
For the Period January 1, 2006 – June 29, 2007 (Predecessor)

					Unamortized	Accumulated
			Additional		value of	other	Treasury stock,
	Common stock		paid-in	Retained	restricted	comprehensive	at cost
	Shares	Amount	capital	earnings	stock issued	income (loss)	Shares	Amount	Total

Balance at January 1, 2006	5,779,178	$0.1	$268.0	$43.6	$(1.6)	$12.7	25,750	$(1.5)	$321.3
Equity reclassification	—	—	(1.6)	—	1.6	—	—	—	—
Issuance of common stock in connection with our Predecessor stock plan	52,287	—	3.8	—	—	—	—	—	3.8
Exercise of stock options	25,660	—	1.3	—	—	—	—	—	1.3
Share-based compensation	—	—	3.4	—	—	—	—	—	3.4
Tax benefit related to stock options	—	—	0.1	—	—	—	—	—	0.1
Make whole option payment recorded as a reduction to equity, net of $4.7 tax	—	—	(7.4)	—	—	—	—	—	(7.4)
Reduction of common stock purchase subject to guarantee agreement	—	—	2.1	—	—	—	—	—	2.1
Cash distribution	—	—	(255.2)	(88.3)	—	—	—	—	(343.5)
Stock dividend	5,767	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	33,730	(2.7)	(2.7)
Comprehensive income:
Net income	—	—	—	46.4	—	—	—	—	46.4
Minimum pension liability, net of $4.9 tax	—	—	—	—	—	7.4	—	—	7.4
Foreign currency translation adjustment	—	—	—	—	—	32.5	—	—	32.5
Unrealized gain on derivatives, net of tax	—	—	—	—	—	0.5	—	—	0.5

Total comprehensive income									86.8

Impact of applying SFAS 158, net of $1.5 tax	—	—	—	—	—	(2.3)	—	—	(2.3)

Balance at December 31, 2006	5,862,892	0.1	14.5	1.7	—	50.8	59,480	(4.2)	62.9

Issuance of common stock in connection with our Predecessor stock plan	1,757	—	0.2	—	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	—	0.2
Share-based compensation	—	—	9.0	—	—	—	—	—	9.0
Tax benefit related to stock options	—	—	0.1	—	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive (loss) income:
Net loss	—	—	—	(25.6)	—	—	—	—	(25.6)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(1.1)	—	—	(1.1)
Foreign currency translation adjustment	—	—	—	—	—	25.8	—	—	25.8

Total comprehensive loss									(0.9)

Balance at June 29, 2007	5,870,549	$0.1	$24.0	$(23.9)	$—	$75.5	66,680	$(4.9)	$70.8

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) — (Continued)
(Dollars in millions, except share data)
For the Period June 30, 2007 – December 31, 2008 (Successor)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Opening balance at June 30, 2007	1,000	$—	$—	$—	$—	$—
Issuance of common stock to parent, net of expenses and redeemable equity units	—	—	1,354.9	—	—	1,354.9
Tax benefit related to transaction fee	—	—	10.2			10.2
Capital contributions from parent	—	—	1.1	—	—	1.1
Share-based compensation expense associated with our parent company equity plan	—	—	2.7	—	—	2.7
Reclassification of redeemable equity units	—	—	(8.7)	—	—	(8.7)
Comprehensive (loss) income:
Net loss	—	—	—	(49.0)	—	(49.0)
Realized loss on derivatives, net of $4.6 tax	—	—	—	—	(7.3)	(7.3)
Amortization of realized loss on derivatives, net of tax	—	—	—	—	0.5	0.5
Unrealized loss on derivatives, net of $9.4 tax	—	—	—	—	(14.0)	(14.0)
Minimum pension and postretirement liability, net of tax	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	117.3	117.3

Total comprehensive income						47.1

Balance at December 31, 2007	1,000	—	1,360.2	(49.0)	96.1	1,407.3
Capital contributions from parent	—	—	2.3	—	—	2.3
Share-based compensation expense associated with our parent company equity plan	—	—	3.8	—	—	3.8
Reclassification of redeemable equity units	—	—	(5.9)	—	—	(5.9)
Comprehensive (loss) income:
Net loss	—	—	—	(334.6)	—	(334.6)
Unrealized gain on derivatives, net of $(5.5) tax	—	—	—	—	8.7	8.7
Amortization of realized loss on derivatives, net of $(1.5) tax	—	—	—	—	1.9	1.9
Minimum pension and postretirement asset, net of $(22.0) tax	—	—	—	—	32.1	32.1
Foreign currency translation adjustment	—	—	—	—	(107.2)	(107.2)

Total comprehensive loss						(399.1)

Balance at December 31, 2008	1,000	$—	$1,360.4	$(383.6)	$31.6	$1,008.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in millions)

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Cash flows from operating activities:
Net (loss) income	$(334.6)	$(49.0)	$(25.6)	$46.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116.1	53.2	19.4	41.4
Net unrealized translation (gain) loss	(30.1)	67.1	—	—
Net unrealized loss on interest rate swaps	35.4	—	—	—
Impairment of goodwill and intangible assets	392.1	—	—	—
Non-cash interest accretion	—	—	17.5	32.6
Non-cash equity compensation expense	3.8	2.7	9.0	3.4
Amortization and write-off of debt issuance costs	9.6	4.8	31.0	5.9
Deferred income tax (benefit) provision	(150.9)	(60.3)	(15.7)	5.4
Other, net	4.1	2.6	1.5	5.6
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(11.7)	21.7	(14.1)	(27.3)
Inventories	2.4	(3.6)	(9.7)	20.3
Other current and non-current assets	(0.1)	(12.6)	6.9	(10.1)
Accounts payable	(22.3)	(23.0)	15.2	27.9
Accrued expenses and other liabilities	(5.1)	15.8	21.6	21.7

Net cash provided by operating activities	8.7	19.4	57.0	173.2

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	—	(3,802.9)	—	—
Acquisitions of businesses and other intangible assets	(54.2)	(36.1)	(19.4)	(5.9)
Capital expenditures	(29.7)	(16.3)	(15.7)	(23.6)
Proceeds from sales of property and equipment	9.0	1.2	2.2	5.4

Net cash used in investing activities	(74.9)	(3,854.1)	(32.9)	(24.1)

Cash flows from financing activities:
Proceeds from debt	381.7	2,622.9	0.1	354.4
Repayment of debt	(319.2)	(33.7)	(21.4)	(106.1)
Issuance of common stock to parent, net of expenses	—	1,353.8	—	—
Net change in bank overdrafts	14.7	39.9	0.5	(55.7)
Net change in compensating cash balance	(13.3)	(43.5)	(7.8)	22.3
Proceeds from equity and stock incentive plans	2.3	1.1	0.2	4.8
Debt issuance costs	(1.2)	(62.6)	(0.6)	(5.2)
Distributions	—	—	—	(343.5)
Acquisition of treasury stock and make-whole payment	—	—	(0.7)	(10.1)

Net cash provided by (used in) financing activities	65.0	3,877.9	(29.7)	(139.1)

Effect of exchange rate changes on cash	(1.8)	1.8	2.0	3.3

Net (decrease) increase in cash and cash equivalents	(3.0)	45.0	(3.6)	13.3
Cash and cash equivalents beginning of period	45.0	—	139.4	126.1

Cash and cash equivalents end of period	$42.0	$45.0	$135.8	$139.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in millions, except share data)
(1) Background, Nature of Operations and Basis of Presentation
VWR Funding, Inc. (formerly CDRV Investors, Inc. (“CDRV”)) offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation, which comprise only a small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment.
Until April 2004, the Company was owned by Merck KGaA. On April 7, 2004, the Company was acquired from Merck KGaA by affiliates of Clayton, Dubilier & Rice, Inc. (“CD&R”) (the “CD&R Acquisition”). On June 29, 2007, the Company was acquired from CD&R by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). The Company changed its name to VWR Funding, Inc. in connection with the Merger. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.
After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn beneficially own approximately 75% of our outstanding common stock through their ownership interests in Holdings.
As a result of the Merger, our assets and liabilities were adjusted to their estimated fair values as of June 30, 2007. This resulted in a significant increase in the carrying value of our identified intangible assets and goodwill. In addition, we revalued our pension obligations, recorded significant deferred tax liabilities and certain deferred tax assets and we incurred substantial additional indebtedness. The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0, the issuance of $675.0 aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (“Senior Notes”), the issuance of $353.3 and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 million (the “Senior Secured Credit Facility”).
The Merger has been reflected as of June 30, 2007 and the consolidated financial statements reflecting the financial position of the Company as of December 31, 2008 and 2007 and the results of operations and cash flows for the year ended December 31, 2008 and for the period from June 30 through December 31, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(2) Summary of Significant Accounting Policies
The below accounting policies are applicable to the Predecessor and Successor financial statements unless otherwise noted.
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets (Note 3), the fair value of our financial instruments (Note 14), the need for valuation allowances on deferred taxes (Note 11) and the discount rates and expected return on plan assets (Note 12), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
(b) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc. and its subsidiaries after elimination of all intercompany balances and transactions. The consolidated financial statements exclude the accounts of Holdings and VWR Investors, but include Holdings’ investment cost basis allocated to assets and liabilities acquired in the Merger.
(c) Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to foreign currency risk, principally with respect to the Euro. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2008 would have impacted our exchange gains or losses by approximately $86.3 on a pre-tax basis.
Foreign currency exchange gains and losses included in other income (expense), net were as follows:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Exchange gains (losses), net	$22.1	$(67.1)	$3.1	$(2.0)
During the years ended December 31, 2008, 2007, and 2006, we recorded foreign currency exchange gains (losses) based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the Euro against the British pound sterling during such time periods. Our net exchange gain for the year ended December 31, 2008 is substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange loss for the period from June 30 through December 31, 2007 is substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(d) Cash and Cash Equivalents
Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Our cash equivalents consisted of overnight deposits with major banks and overnight investments in money market funds. The amount of restricted cash was $0.4 at December 31, 2008 and 2007.
While our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we classify a positive amount of cash, equal to our aggregate bank overdraft positions of subsidiaries participating in our global cash pooling arrangement, as a compensating cash balance separate from cash and cash equivalents. Due to the nature of bank overdraft positions, all amounts have been classified within the short-term portion of debt at each period end.
(e) Trade Accounts Receivable
The carrying amount of trade accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.
Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2008 and 2007.
(f) Inventories
Inventories, consisting primarily of products held for sale, are valued at the lower of cost or market, cost being determined by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We periodically review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. The table below shows the percentage of inventories determined using the LIFO method and the amount by which the LIFO cost is less than the current cost for each period.

	December 31,
	2008	2007

Percent using LIFO method	56%	56%
Amount less than current cost	$6.2	$—
(g) Property and Equipment
Property and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method as follows: buildings and improvements ranges from 10 to 40 years; equipment and software ranges from 3 to 15 years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.
(h) Impairment of Long-Lived Assets
We evaluate the recoverability of long-lived assets used in operations when events or changes in circumstances indicate a possible inability to recover carrying amounts. The Company assesses recoverability by comparing the carrying value of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying value exceeds its fair value.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(i) Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Goodwill is tested annually or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We have elected to perform our annual goodwill impairment test on October 1st of each year. Goodwill included in the consolidated financial statements primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger.
We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate a possible impairment. Our intangible assets with finite useful lives primarily relate to customer relationships and are amortized over their respective estimated useful lives on a straight-line basis.
No impairment losses associated with goodwill and intangible assets were recorded in 2007 and 2006. During the fourth quarter of 2008, the Company recognized certain impairment charges. See Note 3.
(j) Advertising
We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2008 and 2007 were $7.4 and $6.5, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods.

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Advertising expense	$24.9	$14.5	$11.2	$21.5
(k) Revenue Recognition
We record product revenue on a gross basis when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without significant post-sale obligations to the customer. Provisions for discounts, rebates to customers, sales returns and other adjustments are provided for as a reduction of sales in the period the related sales are recorded.
Our service revenues, which represent a small part of our business, are primarily comprised of technical services, on-site storeroom services, laboratory and furniture design, supply and installation. Revenues related to technical services and on-site storeroom services are recognized as the services are performed. Certain of our arrangements to provide on-site storeroom services contain multiple elements. We recognize revenue separately for each element based on the fair value of the element provided. The majority of contracts associated with our laboratory and furniture design, supply and installation are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and cost to completion. Cost to completion is measured based on actual costs incurred to date compared to total estimated costs. Typically, the duration of such projects does not extend beyond two months.
We record shipping and handling charges billed to customers in net sales and record shipping and handling costs in cost of goods sold for all periods presented. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

VWR FUNDING, INC. AND SUBSIDIARIES
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. Prior to January 1, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
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
(n) Pensions and Other Postretirement Plans
We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and health care. Benefits are accrued over the employee’s service period.
(o) Share-Based Compensation
The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. Share-based compensation expense that has been included in selling, general and administrative (“SG&A”) expenses amounted to $3.8, $2.7, $9.0 and $4.6 for the year ended December 31, 2008, for the period from June 30 through December 31, 2007, for the period from January 1 through June 29, 2007 and for the year ended December 31, 2006, respectively.
(p) Financial Instruments and Derivatives
All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.
We regularly enter into foreign currency forward contracts primarily to hedge exposures to fluctuations in foreign currency exchange rates that arise from purchasing of products that are denominated in foreign currencies. Gains and losses on the foreign currency forward contracts generally offset gains and losses on certain expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. Cash flows from foreign currency forward contracts accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.
We also have entered into certain interest rate swap arrangements (see Note 14). Cash flows from our interest rate swaps are classified in the statement of cash flows within operating activities consistent with the classification of interest.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(q) Investments
Prior to April 2007, we had a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF and discontinued equity method treatment, as KMF became a consolidated subsidiary. Equity income, included in other income (expense), net for the period from January 1 through June 29, 2007 and for the year ended December 31, 2006 was $0.4 and $0.5, respectively.
(r) Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. The accretion charge is reflected as a component of SG&A expenses. A corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities, including the removal of certain leasehold improvements. Costs related to our asset retirement obligations are not material.
(s) Comprehensive Income (Loss)
Other comprehensive income (loss) components include foreign currency translation adjustments, pension and other postretirement benefit liability adjustments, realized and unrealized gains (losses) on derivatives and amortization of realized gains (losses) on derivatives. We report comprehensive income (loss) in our consolidated statements of stockholders’ equity and other comprehensive income (loss).
Accumulated other comprehensive income (loss), net of tax, consists of:

	Year Ended December 31,
	2008	2007
Foreign currency translation adjustments	$10.1	$117.3
Realized loss on derivatives, net of taxes of $8.1 and $4.2	(13.7)	(6.8)
Unrealized gain (loss) on derivatives, net of taxes of $(1.6) and $9.4	3.5	(14.0)
Retirement benefit plans, net of taxes of $(21.5) and $0.5	31.7	(0.4)

	$31.6	$96.1

(t) Supplemental Cash Flow Information

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Cash paid for interest	$242.8	$89.0	$51.8	$77.4
Cash paid for income taxes, net	28.1	25.7	14.1	13.4
(u) New Accounting Standards
The following accounting standards were adopted during 2008:
During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, providing a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted SFAS 157 with respect to certain financial instruments on January 1, 2008. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. See Note 14 for more information on our adoption of SFAS 157.

VWR FUNDING, INC. AND SUBSIDIARIES
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
In October 2008, the FASB issued FSP FAS 157-3 (“FAS 157-3”) to clarify and illustrate the application of SFAS 157 to an inactive market. The guidance in FAS 157-3 was effective immediately. We adopted FAS 157-3 as of September 30, 2008 and considered its guidance in preparing our consolidated financial statements and it had no impact.
The following accounting standards will be adopted in the future:
During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, but retains its fundamental requirements. SFAS 141R is expected to change our application of the acquisition method in a number of respects. SFAS 141R will require that: (1) all assets and liabilities of an acquired business, including goodwill, generally be recorded at fair value; (2) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (3) acquisition-related transaction and restructuring costs be expensed and (4) when making adjustments to finalize initial accounting, any previously issued post-acquisition financial information in future financial statements be revised to reflect adjustments as if they had been recorded on the acquisition date. We will apply SFAS 141R to business combinations for which the acquisition date is on or after January 1, 2009 and accounting for valuation allowances on deferred taxes and acquired tax contingencies for prior business combinations. The impact of our adoption of SFAS 141R will depend on the magnitude of acquisition activities occurring subsequent to January 1, 2009.
During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will become effective for the Company on January 1, 2009. As of December 31, 2008, we do not have any noncontrolling or minority interests; therefore, the adoption of SFAS 160 will have no impact on our financial position or results of operations.
During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 will become effective for the Company on January 1, 2009. We expect the adoption of SFAS 161 will affect disclosures but will have no impact on our financial position or results of operations.
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
During December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132R-1”) to provide increased disclosure around plan assets similar to the disclosure principles of SFAS 157. FSP 132R-1 will require disclosure of: (1) how investment allocation decisions are made, including investment policies and strategies; (2) the fair value of each major category of plan assets, categories being determined based on the nature and risk of plan assets; (3) the inputs and valuation techniques used to develop fair value measurements, including measurements using significant unobservable inputs and (4) significant concentrations of risk in plan assets. FSP 132R-1 will become effective for the Company’s disclosures as of December 31, 2009. We expect the adoption of FSP 132R-1 will affect disclosures but will have no impact on our financial position or results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(v) Reclassifications
Certain amounts from prior periods presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
(3) Impairment
As a result of the Merger, and to a lesser extent due to acquisitions completed subsequent to the Merger, we carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet.
During the fourth quarter of 2008, the Company conducted the required annual test of goodwill for impairment as of October 1, 2008. There was no indicated impairment for our North American Lab and European Lab reporting units, as the estimated fair value exceeded its corresponding book value. However, as a result of a decline in operating results in our Science Education reporting unit and due to a decline in forecasted cash flows, we recognized an impairment of goodwill and intangible assets of $99.0.
As of December 31, 2008, based on an adverse change in the general business climate as a result of the global economic slowdown, the Company determined an impairment test was required for all reporting units, including tests of long-lived assets, indefinite-lived intangible assets and goodwill. As a result of our impairment tests, we recognized aggregate impairment charges of $293.1, relating to the impairment of goodwill and intangible assets. We believe that the impairment charges recognized in our North American Lab and European Lab reporting units were primarily a result of macro economic factors, while the charges recognized in our Science Education reporting unit were due to a mix of macro economic and industry-specific factors.
These impairment charges reduced the carrying value of our reporting units during the fourth quarter of 2008 as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Asset category:
Indefinite-lived intangible assets	$106.6	$88.0	$39.0	$233.6
Goodwill	95.5	—	63.0	158.5

Total impairment charges	$202.1	$88.0	$102.0	$392.1

To determine each of the impairment charges noted above, the Company estimated the fair value of each reporting unit using both the income approach (which is a discounted cash flow technique) and market approach (which is a market multiple technique). These valuation methods required management of the Company to make various assumptions, including, but not limited to, assumptions related to future profitability and cash flows, discount rates and control premiums. We believe the estimates and assumptions used in the valuation methods are reasonable. Should the future profitability and cash flows of our reporting units decline and/or discount rates increase and/or market multiples at comparable companies’ further decline, additional impairment charges to goodwill and/or long-lived assets may be required. As of December 31, 2008, and after recognition of the impairment charges, the consolidated carrying value of our indefinite-lived intangible assets and goodwill was $703.0 and $1,784.7, respectively. An instantaneous 10.0% decline in the fair value of our indefinite-lived intangible assets, due primarily to increases in discount rates, and an instantaneous 10.0% decline in the fair value of each reporting unit, due to changes in projected cash flows, discount rates, control premiums and/or market multiples, would have increased our pre-tax impairment charges by approximately $320.0.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(4) Business Combinations and Acquisitions
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

Merger consideration in the consolidated statement of cash flows for the period June 30 through December 31, 2007 of $3,802.9 excludes cash and cash equivalents acquired of $135.8, management equity in the Predecessor of $35.6 exchanged for equity in Holdings and payments made in July 2007 related to the repayment of debt and interest of $25.7 and other liabilities of $2.0. Included in Merger consideration are pre-payment penalties and tender offer premiums of $93.0 related to debt obligations of the Company that were redeemed in connection with the Merger. See Note 5 for adjustments to Merger allocation during 2008.
(b) Successor Acquisitions
Our results of operations for the year ended December 31, 2008 and during the period from June 30 through December 31, 2007 includes the effects of certain business combinations and acquisitions noted below:
•	On July 2, 2007, we acquired Bie & Berntsen A-S (“B&B”), a Danish scientific laboratory supply distributor.

•	On November 1, 2007, we acquired Omnilabo International B.V. (“Omnilabo BV”), a Netherlands-based scientific laboratory supply distributor.

•
On April 1, 2008, we acquired Jencons (Scientific) Limited (“Jencons”), a scientific laboratory supply distributor. Based in the UK, Jencons also has operations in Ireland, Kenya and the United States.

•	On August 1, 2008, we acquired Spektrum-3d Kft (“Spektrum”), a Hungarian-based scientific laboratory supply distributor.

•	On October 1, 2008, we acquired Omnilab AG (“Omnilab”), a Swiss scientific laboratory supply distributor.
The results of B&B, Omnilabo BV, Jencons, Spektrum and Omnilab (collectively, the “Successor Acquisitions”) have been included in the European Lab segment from the dates of acquisition. The Successor Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility. The accumulated excess of the purchase price over the fair value of the acquired net assets of the Successor Acquisitions is summarized below:

Purchase price, including transaction costs	$90.3
Net tangible assets acquired	(1.7)
Intangible assets acquired	(27.1)

Goodwill	$61.5

The purchase accounting adjustments of Spektrum and Omnilab as of December 31, 2008 are preliminary, as there is not sufficient information to make a final allocation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(c) Predecessor Acquisition
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
(d) Pro-Forma Financial Information
The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger, the acquisition of KMF and the Successor Acquisitions had occurred on January 1, 2007:

	Year Ended December 31,
	2008	2007(1)
Net sales	$3,787.3	$3,626.2
Loss before income taxes	(447.4)	(197.6)
Net loss	(332.6)	(122.2)

(1)	Represents the mathematical sum of the 2007 Predecessor (January 1 through June 29, 2007) and Successor (June 30 through December 31, 2007) periods, including pro-forma adjustments.
These pro-forma results have been prepared for comparative purposes only and primarily include pro-forma adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization and income taxes. The pro-forma results also include an adjustment to remove the effect of the Company’s accounting for KMF as an equity method investment prior to April 1, 2007. The pro-forma results assume interest rates in effect as of December 31, 2008 and further that certain effective interest rate swaps were established as of January 1, 2007, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger. These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger, the acquisition of KMF and the Successor Acquisitions occurred at the beginning of 2007, or of the future results of operations of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(5) Goodwill and Other Intangible Assets
The following tables reflect changes in the carrying value of goodwill by segment from January 1, 2007 through June 29, 2007 (prior to the Merger) and from June 30 through December 31, 2008 (subsequent to the Merger):

	North	European	Science
	American Lab	Lab	Education	Total
Predecessor:

Balance at January 1, 2007	$648.6	$216.8	$67.7	$933.1
Adjustment related to adoption of FIN 48	(1.6)	—	—	(1.6)
Initial KMF allocation	—	29.8	—	29.8
Other	(0.1)	(0.4)	0.1	(0.4)
Currency translation changes	16.0	5.5	—	21.5

Balance at June 29, 2007	$662.9	$251.7	$67.8	$982.4

Successor:

Balance at June 30, 2007	$1,009.1	$744.0	$143.9	$1,897.0
Adjustments to Merger allocation	7.9	4.6	(44.3)	(31.8)
Restructuring charges, net of tax	0.3	7.3	—	7.6
Adjustments to previous restructuring, net of tax	—	(4.0)	—	(4.0)
Successor Acquisitions	—	28.9	—	28.9
Other	(0.6)	0.2	—	(0.4)
Currency translation changes	5.5	62.0	—	67.5

Balance at December 31, 2007	1,022.2	843.0	99.6	1,964.8
Adjustments to Merger allocation	3.3	3.7	(0.1)	6.9
Successor Acquisitions	—	32.6	—	32.6
Goodwill impairment charges (Note 3)	(95.5)	—	(63.0)	(158.5)
Currency translation changes	(14.3)	(46.8)	—	(61.1)

Balance at December 31, 2008	$915.7	$832.5	$36.5	$1,784.7

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	December 31,
	Period (Years)	2008	2007
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $55.5 and $18.8)	20.0	$685.4	$736.5
Customer relationships in Europe (net of accumulated amortization of $36.3 and $12.4)	19.8	446.4	480.3
Customer relationships in Science Education (net of accumulated amortization of $9.8 and $3.3)	20.0	121.2	127.7
Chemical supply agreement (net of accumulated amortization of $11.9 and $4.2)	7.0	43.7	54.1
Other (net of accumulated amortization of $5.0 and $1.5)	5.8	13.2	14.6

Total amortizable intangible assets (net of accumulated amortization of $118.5 and $40.2)	19.4	1,309.9	1,413.2
Indefinite-lived intangible assets:
Trademarks and tradenames (Note 3)		703.0	963.8

Total intangible assets, net		$2,012.9	$2,377.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Amortization expense for each of the reporting periods is shown in the table below:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Amortization expense	$82.4	$39.6	$7.8	$15.5
The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31:
2009	$79.5
2010	79.2
2011	78.3
2012	77.6
2013	77.5
Thereafter	917.8

$1,309.9

(6) Restructuring
The Company has undertaken restructuring activities at acquired businesses. In addition, and from time to time, the Company has undertaken restructuring activities outside the context of an acquisition. Restructuring activities typically include severance and facility closure costs. Restructuring expenses recognized in our statements of operations during 2008, 2007 and 2006 were not material. As of December 31, 2008 and 2007, $6.7 and $7.4, respectively, of our aggregate restructuring liabilities are included in accrued expenses and $1.1 and $3.8, respectively, are included in other long-term liabilities.
Upon our adoption of SFAS 141(R) on January 1, 2009, restructuring activities associated with future acquired businesses, if any, will no longer qualify for purchase accounting and will be expensed. See Note 2.
(7) Property and Equipment
Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2008	2007

Land	$16.8	$17.0
Buildings and improvements	102.1	101.5
Equipment and computer software	106.9	83.4
Capital additions in process	8.1	12.5

	233.9	214.4
Less accumulated depreciation	(43.8)	(13.7)

Property and equipment, net	$190.1	$200.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Depreciation expense for each of the reporting periods is shown in the table below:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Depreciation expense	$33.7	$13.6	$11.6	$25.9
(8) Accounts Payable
The Company maintains a centralized cash management system for certain U.S. accounts payable functions. Included in accounts payable at December 31, 2008 and 2007 are $6.1 and $4.6, respectively, of uncleared payments.
(9) Accrued Expenses
The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2008	2007

Other accrued expenses	$66.4	$66.2
Employee-related accruals	61.1	60.8
Accrued interest	32.2	35.3
Deferred income taxes	15.7	12.5
Income taxes payable	7.7	5.4
Restructuring-related accruals	6.7	7.4

	$189.8	$187.6

(10) Debt
The following is a summary of our debt obligations:

	December 31,
	2008	2007

Senior Secured Credit Facility	$1,504.8	$1,491.2
Senior Notes	675.0	675.0
Senior Subordinated Notes	527.3	535.8
Compensating cash balance	100.7	87.4
Predecessor Senior Subordinated Notes	1.0	1.0
Capital leases	5.6	5.5
Other debt	1.2	1.5

Total debt	2,815.6	2,797.4
Less short-term portion	(165.0)	(89.8)

Total long term-portion	$2,650.6	$2,707.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
The following table summarizes the principal maturities of our debt as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total

Senior Secured Credit Facility — term loans	$7.2	$14.5	$14.5	$14.5	$14.5	$1,384.9	$1,450.1
Senior Secured Credit Facility — revolving facility	54.7	—	—	—	—	—	54.7
Senior Notes due 2015	—	—	—	—	—	675.0	675.0
Senior Subordinated Notes due 2017	—	—	—	—	—	527.3	527.3
Compensating cash balance	100.7	—	—	—	—	—	100.7
Predecessor Senior Subordinated Notes due 2014	—	—	—	—	—	1.0	1.0
Capital leases	1.2	1.1	1.1	0.9	0.8	0.5	5.6
Other debt	1.2	—	—	—	—	—	1.2

Total debt	$165.0	$15.6	$15.6	$15.4	$15.3	$2,588.7	$2,815.6

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($835.1 on a U.S. dollar equivalent basis as of December 31, 2008), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
Subject to the Company’s continued compliance with its covenants, the Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the its Senior Secured Credit Facility. The terms and conditions of any such incremental new term loans or incremental new revolving credit commitments must be mutually agreeable to the Company and existing and any new lenders. Additionally, the total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of $300.0 or an amount which would cause the Company to exceed certain ratios. To present, the Company has not requested any such incremental term loans or credit commitments. Based on current credit market conditions, we do not believe we would be able to obtain any such incremental term loans or commitments in the near term.
As of December 31, 2008, an aggregate U.S. dollar equivalent of $54.7 was outstanding under the multi-currency revolving loan facility, consisting of $13.5 in swingline loans and £16.5 million ($24.2 on a U.S. dollar equivalent basis) and $17.0 of revolving loans. In addition, we had $11.7 of undrawn letters of credit outstanding. As of December 31, 2008, we had $183.6 of available borrowing capacity under the multi-currency revolving loan facility.
Maturity; Prepayments
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. The Company is not required to make a principal repayment on its outstanding term loans based on the Company’s “excess cash flow” (as defined under the Senior Secured Credit Facility) calculation applicable to the year ended December 31, 2008.
Security; Guarantees
The obligations under the Senior Secured Credit Facility are guaranteed by VWR Investors, the Company and each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by (1) security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Investors, the Company and the Subsidiary Guarantors and (2) pledges of 100% of the capital stock of each of the Subsidiary Guarantors and 65% of the capital stock of each of its U.S foreign subsidiary holding companies.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Interest
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
As of December 31, 2008, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.96% and 5.19%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at a weighted average rate of 4.40%. As of December 31, 2008, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 14 for related interest rate swap arrangements.
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
(b) The Senior Notes and Senior Subordinated Notes
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
Maturity; Interest Payments
The Senior Notes, which amount to $675.0 as of December 31, 2008, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. Until July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. To date, the Company has paid only Cash Interest, including on January 15, 2009.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($174.0 on a U.S. dollar equivalent basis as of December 31, 2008) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date on or prior to the third anniversary of the issuance of the Senior Subordinated Notes (June 2010), the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.
If the Company makes an election to pay PIK interest under either the Senior Notes or Senior Subordinated Notes, it shall become subject to additional restrictions on certain payments and certain investments beginning on such election date and ending on the first date after such interest period on which the Company resumes making full cash interest payments.

VWR FUNDING, INC. AND SUBSIDIARIES
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
The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2008, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record a contingent liability.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(c) Covenant Compliance
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
As of December 31, 2008, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.
(e) Other
The Company entered into a bridge loan commitment arrangement to secure funding for the Merger. This bridge loan facility was not utilized because the Company issued the Senior Notes. The bridge loan fee of $3.4 was paid at closing and recorded to interest expense in the Successor financial statements as of June 30, 2007.
Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2008, $1.0 of 8% unsecured senior subordinated notes due 2014 (“Predecessor Senior Subordinated Notes”) remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(11) Income Taxes
(a) Income Tax Benefit (Provision)
The components of (loss) income before benefit (provision) for income taxes are as follows:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

United States	$(406.1)	$(124.6)	$(54.1)	$19.0
Foreign	(44.0)	32.9	20.2	60.1

Total	$(450.1)	$(91.7)	$(33.9)	$79.1

The components of the benefit (provision) for income taxes are as follows:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Current:
Federal	$0.5	$—	$—	$(2.9)
State	—	—	—	(2.0)
Foreign	(35.9)	(17.6)	(7.4)	(22.4)

	(35.4)	(17.6)	(7.4)	(27.3)

Deferred:
Federal	88.3	14.2	15.6	(5.1)
State	19.5	8.4	0.2	(1.0)
Foreign	43.1	37.7	(0.1)	0.7

	150.9	60.3	15.7	(5.4)

Total tax benefit (provision)	$115.5	$42.7	$8.3	$(32.7)

During the year ended December 31, 2008, in addition to providing an income tax benefit of $115.5 in our statement of operations, the Company also recorded tax benefits through goodwill and tax charges through stockholders’ equity of $3.2 and $27.4, respectively. During the period June 30 through December 31, 2007, in addition to providing an income tax benefit of $42.7 in our statement of operations, the Company also recorded tax benefits through goodwill and stockholders’ equity of $103.0 and $25.0, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
The benefit (provision) for income taxes in the accompanying statements of operations differs from the benefit (provision) calculated by applying the statutory federal income tax rate of 35% due to the following:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Statutory tax benefit (expense)	$157.6	$32.1	$11.8	$(27.7)
State income taxes, net of federal tax benefit	12.9	5.5	0.1	(2.0)
Change in foreign tax rates	—	34.6	—	(1.3)
Foreign rate differential	(5.7)	(1.0)	(0.1)	0.6
Dividend received from foreign operations	—	(25.5)	—	—
Goodwill impairments	(44.9)	—	—	—
Nondeductible expenses	(1.7)	(1.2)	(3.3)	(0.6)
Change in valuation allowance	(2.8)	(3.1)	(0.1)	(0.3)
Other, net	0.1	1.3	(0.1)	(1.4)

Total tax benefit (provision)	$115.5	$42.7	$8.3	$(32.7)

The benefit recognized in 2008 reflects recognition of net operating losses and impairment charges associated with indefinite-lived intangible assets. Impairment charges associated with goodwill are generally not deductible for tax purposes. The foreign rate differential for 2008 of $5.7 primarily relates to rate differences applied to impairment charges associated with indefinite-lived intangible assets.
During the period June 30 through December 31, 2007, the Company recorded an income tax benefit of $34.6 primarily as a result of a reduction in the German income tax rate. This tax benefit was partially offset by the recognition of tax expense of $25.5 related to dividends received from foreign operations, which were offset by operating losses and by operating loss carryforwards. The Company recorded valuation allowances of $3.1 during the period June 30 through December 31, 2007, primarily related to our operations in Ireland and for U.S. withholding tax.
(b) Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$224.8	$179.6
Pension and other compensation benefits	—	10.4
Foreign currency translation loss	6.4	21.2
Derivative financial instruments	17.6	9.9
Foreign tax credit and alternative minimum tax carryforwards	7.9	5.1
Inventory overhead capitalization	2.6	2.7
Accrued expenses	4.6	4.4
Receivables	3.3	3.4
Transaction fees	10.4	12.0

	277.6	248.7
Valuation allowances	(47.2)	(36.2)

Total deferred tax assets, net of valuation allowances	230.4	212.5
Deferred tax liabilities:
Intangible assets	710.5	840.9
Property and equipment	19.5	23.0
Inventory valuation	20.0	19.1
Goodwill amortization	5.4	5.9
Pension and other compensation benefits	11.9	—
Other	3.7	3.0

Total deferred tax liabilities	771.0	891.9

Net deferred tax liabilities	$540.6	$679.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	December 31,
	2008	2007

Deferred tax asset — current (included in other current assets)	$7.6	$8.4
Deferred tax asset — noncurrent	14.2	15.2
Deferred tax liability — current (included in accrued expenses)	(15.7)	(12.5)
Deferred tax liability — noncurrent	(546.7)	(690.5)

Net deferred tax liability	$(540.6)	$(679.4)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. As of December 31, 2008, the Company had valuation allowances of $47.2 associated with certain foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. The increase in the deferred tax valuation allowance of $11.0 during 2008 is the result of certain losses on intercompany financing arrangements, foreign net operating losses, foreign tax credit carryforwards and short-lived state net operating losses not expected to be realized.
Although a significant component of the Company’s valuation allowance reflects assessments prior to the Merger, beginning January 1, 2009 upon adoption of SFAS 141(R), should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our tax benefit (provision).
(c) Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $194.5 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2008. These earnings are considered permanently invested in the business.
As of December 31, 2008, the Company has federal net operating loss carryforwards of $420.9 that begin to expire in 2025 and state net operating loss carryforwards of $440.1, with a corresponding state tax benefit of $17.6, that expire at various times through 2028. In addition, the Company has foreign net operating loss carryforwards of $197.7, which predominantly have indefinite expirations. Further, as of December 31, 2008, there are U.S. foreign tax credit carryforwards of $7.3 that will expire at various times through 2018.
The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.
(d) Uncertain Tax Positions
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, we identified a net unrecorded tax benefit of $1.3 related to uncertainties that existed prior to the CD&R Acquisition. Accordingly, the Company increased deferred tax assets by $1.3, decreased the reserve for uncertain tax positions by $0.3, and credited goodwill for $1.6. The liability for uncertain tax positions was $8.3 as of January 1, 2007, which included $1.3 of accrued interest and estimated tax penalties.
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2003. Examinations are currently in process in France. Substantially all state and local income tax matters have been finalized through 2004. Based on the status of examinations, it is not reasonably possible to determine if these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through December 2009, if any, to our tax exposure reserves.
As of December 31, 2008 and 2007, the Company had $8.8 and $15.5, respectively, of unrecognized tax benefits, including $0.2 and $1.6, respectively, for the payment of interest and penalties. Accruals for interest and penalties of $0.1 and $0.3 were recognized during the years ended December 31, 2008 and 2007, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated financial statements. Although substantially all tax uncertainties pertain either directly to the Merger or relate to uncertain positions from the Predecessor period, beginning January 1, 2009 upon adoption of SFAS 141(R), should such tax uncertainties ultimately be different, the resultant reduction in tax uncertainties will generally be recognized as a component of our tax benefit (provision).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
A reconciliation of the reserve associated with uncertain tax positions, exclusive of interest and penalties, as of the adoption date through December 31, 2008 is as follows:

Uncertain Tax
Positions
Balance at January 1, 2007	$7.0
Tax positions related to the current year — additions	7.0
Tax positions related to prior years — additions	0.2
Tax positions related to prior years — reductions	(0.3)

Balance at December 31, 2007	13.9
Tax positions related to the current year — additions	4.9
Tax positions related to prior years — reductions	(8.7)
Reductions for settlements or payments	(1.5)

Balance at December 31, 2008	$8.6

During the year ended December 31, 2008, the U.S. federal income tax and German income tax audits for the 2004 and 2005 tax years were concluded, we benefitted from a Belgian court decision and we favorably resolved certain other foreign and state tax matters, offset by charges related to a pre-Merger uncertain tax position that became known to us.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(12) Benefit Programs
The Company sponsors various retirement plans, as summarized below.
(a) U.S. Defined Benefit Plan
The U.S. defined benefit plan (“U.S. Retirement Plan”) is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2008, the U.S. Retirement Plan covered approximately 3,788 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.
The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Successor	Year Ended December 31, 2007
	Year Ended	Successor	Predecessor
	December 31,	June 30 –	January 1 –
	2008	December 31, 2007	June 29, 2007
Change in benefit obligation:
Benefit obligation — beginning of period	$150.6	$141.7	$147.4
Service cost	1.1	0.9	1.0
Interest cost	8.9	4.4	4.3
Actuarial loss (gain)	3.9	6.5	(8.7)
Benefits paid	(5.4)	(2.9)	(2.3)

Benefit obligation — end of period	159.1	150.6	141.7

Change in plan assets:
Fair value of plan assets — beginning of period	147.9	137.4	129.3
Actual gain on plan assets	74.1	10.7	7.7
Company contributions	—	2.7	2.7
Benefits paid	(5.4)	(2.9)	(2.3)

Fair value of plan assets — end of period	216.6	147.9	137.4

Funded status	$57.5	$(2.7)	$(4.3)

Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows:

	December 31,
	2008	2007
Other assets	$57.5	$—
Other long-term liabilities	—	(2.7)
Accumulated other comprehensive income or loss — pretax	(61.1)	0.8
The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension cost at December 31, 2008 relates to an actuarial gain. The accumulated benefit obligation was $159.1 and $150.6 at December 31, 2008 and 2007, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Net periodic pension cost includes the following components:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Service cost	$1.1	$0.9	$1.0	$2.3
Interest cost	8.9	4.4	4.3	8.3
Expected return on plan assets	(8.3)	(5.0)	(5.4)	(9.1)
Recognized net actuarial loss	—	—	—	0.4

Net periodic pension cost	$1.7	$0.3	$(0.1)	$1.9

In addition to the net periodic pension cost above, the following net actuarial gains (losses) were included in other comprehensive income or loss:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Net actuarial gain (loss) included in other comprehensive income or loss	$61.9	$(0.8)	$—	$12.7
The net periodic pension cost and the projected benefit obligation were based on the following assumptions:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Discount rate for benefit obligation at period end	5.80%	6.05%	6.35%	5.95%
Discount rate for net periodic pension cost	6.05%	6.35%	5.95%	5.65%
Expected rate of return on plan assets for net periodic pension cost	5.70%	6.50% / 8.25%	8.25%	8.25%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension cost	4.00%	4.00%	4.00%	4.00%
We select our discount rate by reviewing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA”, respectively. Based on our review, at December 31, 2008, we selected 5.80% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments.
The expected rate of return on plan assets for net periodic pension costs was 8.25% from January 1 through September 30, 2007 and 6.50% from October 1 through December 31, 2007.
During the third quarter of 2007, we implemented a liability driven investment strategy which seeks to more closely correlate U.S. Retirement Plan asset returns with expected plan liabilities thereby reducing the Company’s exposure to future expenses and funding obligations. Accordingly, the U.S. Retirement Plan substantially reallocated its asset holdings from equities into fixed income funds (which primarily invest in interest rate swaps) during the third and fourth quarters of 2007. As a result, the expected rate of return on plan assets was revised downward to 5.70% as of December 31, 2007. During the year ended December 31, 2008, U.S. Retirement Plan assets experienced a substantial increase in value as the lower interest rate environment applicable to our fixed income fund returns more than offset both declines in equity market returns and also the interest rate yield curve applicable to our discount rate (due to widening credit spreads). The expected rate of return on equity plan assets was based on historical market returns for each asset class.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
The table below shows the asset allocation target range as of December 31, 2008 and the December 31, 2008 and 2007 positions for each asset class:

	Target
	range at
	December 31,	December 31,
	2008	2008	2007

Fixed income and money market funds	80-90%	92%	81%
Domestic equity funds	5-10%	5%	11%
International equity funds	5-10%	3%	8%

		100%	100%

The Company does not expect to make contributions to the U.S. Retirement Plan in 2009. The following benefit payments are expected to be paid:

2009	$5.8
2010	6.1
2011	6.4
2012	7.0
2013	7.6
2014 – 2018	46.3
(b) Other U.S. Benefit Plans
The Company also sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan also was frozen on May 31, 2005; it covered three active participants as of December 31, 2008. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Defined contribution plans	$8.0	$3.7	$4.5	$6.2
Union-sponsored plans	0.8	0.7	0.4	0.7
Supplemental pension plan	0.5	0.3	0.3	0.4
Nonqualified deferred compensation plan	0.1	0.1	—	—
In addition, the Company provides health benefits to certain retirees and a limited number of active employees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2008	2007
Postretirement benefit obligations	$2.7	$2.4
Weighted average discount rate	5.80%	6.05%
Health care cost trend rate assumed for next year	9.10%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2014
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2008 by approximately $0.5.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(c) Non-U.S. Benefit Plans
The Company has defined benefit pension plans at various foreign subsidiaries. Our significant Non-U.S. defined benefit plans are in Germany, the UK and France. Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Our UK subsidiary has established two defined benefit plans. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. In addition, the Company has several small defined benefit pension plans at other locations. The Company uses a December 31 measurement date for these non-U.S. defined benefit plans. Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Successor	Year Ended December 31, 2007
	Year Ended	Successor	Predecessor
	December 31,	June 30 –	January 1 –
	2008	December 31, 2007	June 29, 2007
Change in benefit obligation:
Benefit obligation — beginning of period	$103.8	$102.3	$104.6
Service cost	3.1	1.3	1.3
Interest cost	5.4	2.8	2.5
Plan participants’ contributions	0.3	0.3	0.3
Actuarial (gain) loss	(6.2)	(3.0)	(6.4)
Benefits paid	(4.7)	(1.7)	(2.5)
Currency translation changes	(19.1)	1.8	2.5

Benefit obligation — end of period	82.6	103.8	102.3

Change in plan assets:
Fair value of plan assets — beginning of period	73.2	73.1	70.7
Actual (loss) gain on plan assets	(9.6)	1.1	1.7
Company contributions	1.9	0.8	0.8
Plan participants’ contributions	0.3	0.3	0.3
Benefits paid	(3.7)	(1.3)	(2.1)
Currency translation changes	(16.8)	(0.8)	1.7

Fair value of plan assets — end of period	45.3	73.2	73.1

Funded status	$(37.3)	$(30.6)	$(29.2)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2008	2007

Other assets	$0.3	$4.6
Other long-term liabilities	(37.6)	(35.2)
Accumulated other comprehensive income or loss — pretax	5.0	(1.0)
The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost at December 31, 2008 relates to net actuarial losses. The combined accumulated benefit obligation was $77.1 and $96.8 at December 31, 2008 and 2007, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Combined net periodic pension cost includes the following components:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Service cost	$3.1	$1.3	$1.3	$2.9
Interest cost	5.4	2.8	2.5	4.3
Expected return on plan assets	(4.4)	(2.6)	(2.3)	(3.9)
Recognized net actuarial loss	—	—	0.2	0.3

Net periodic pension cost	$4.1	$1.5	$1.7	$3.6

In addition to the combined net periodic pension cost above, the following net actuarial (losses) gains were included in other comprehensive income or loss:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Net actuarial (loss) gain included in other comprehensive income or loss	$(6.0)	$1.0	$—	$(3.6)
The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Discount rate for benefit obligation	6.13%	5.55%	5.43%	4.83%
Discount rate for net periodic pension cost	5.78%	5.43%	5.15%	4.57%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.50%	6.90%	6.60%	6.17%
Assumed annual rate of compensation increase for benefit obligation	3.19%	3.93%	3.61%	3.37%
Assumed annual rate of compensation increase for net periodic pension cost	3.42%	3.87%	3.70%	3.20%
The Company expects to make contributions to the French and UK plans of approximately $1.4 in 2009. The table below shows the combined asset allocation target and the combined December 31, 2008 and 2007 positions for each asset class:

	Target
	range at
	December 31,	December 31,
	2008	2008	2007

Equity securities	70%	66%	67%
Debt securities	30%	34%	33%

		100%	100%

The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$3.3
2010	2.9
2011	3.2
2012	3.6
2013	3.7
2014 – 2018	19.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(d) Other Non-U.S. Postemployment Benefits
Certain of the Company’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France and Italy. The combined liability recorded for these plans was $1.9 and $2.0 at December 31, 2008 and 2007, respectively.
(13) Share-Based Compensation
(a) Successor Equity Plan
Holdings has established the 2007 Securities Purchase Plan (“Successor Equity Plan”) pursuant to which members of management, members of the Board of Directors (“Board Members”) and consultants (“Consultants”) may be provided the opportunity to purchase equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), and unvested Class A Common Units (“Founders Units”). The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions.
The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8.0% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2008, the aggregate accrued yield on the outstanding Preferred Units was $179.8, which is recorded at Holdings.
The Common Units, which are fully vested upon issuance, each are entitled to one vote for all matters to be voted on by holders of equity units. The Common Units are subordinate to the Preferred Units, including with respect to the unreturned capital and unpaid yield on the Preferred Units. Holders of Common Units will be entitled to participate in distributions, if and when approved by Holdings’ Board of Managers, ratably on a per-unit basis.
The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. Founders Units are owned upon issuance. The vesting feature of the Founders Units impacts only the purchase price applicable to the repurchase and put options described below.
As a holding company that operates through its subsidiaries, Holdings would be dependent on dividends, payments or other distributions from its subsidiaries to make any dividend payments to holders of the Preferred Units, Common Units or Founders Units. Holdings has not in the past paid any dividends on any of the Units and it currently does not expect to pay any dividends on the Units in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.
Successor Equity Plan Activity and Accounting Model — Management Investors
On June 29, 2007 and during the period June 30 through December 31, 2007, certain members of management (“Management Investors”) acquired an aggregate of $36.4 and $5.2, respectively, in the equity units of Holdings. During the year ended December 31, 2008, Management Investors acquired additional equity units of Holdings in the aggregate of $2.3. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions (the “Preferred/Common Ratio”).
The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the excess is recognized as compensation expense over the applicable four-year vesting period. The fair value of the equity units issued in connection with the Merger and during the period June 30 through December 31, 2007 exceeded their original cost by $14.1. The fair value of equity units issued during the year ended December 31, 2008 exceeded their original cost by $1.9. During the year ended December 31, 2008 and during the period June 30 through December 31, 2007, we recognized non-cash compensation expense relating to the Founders Units of $3.8 and $1.7, respectively, which was classified as SG&A expenses. As of December 31, 2008, there was $10.0 of unamortized compensation related to unvested Founders Units, which will be amortized to compensation expense over their four-year vesting period (a weighted average period of 2.7 years at December 31, 2008).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
The Management Agreements include certain repurchase and put options that are triggered if a Management Investors’ employment is terminated. Upon the termination of a Management Investors’ employment, Holdings and its affiliates would first have an option to repurchase the Management Investors’ equity units in cash. If Holdings or its affiliates do not exercise the option, then the Management Investor has the right to put the equity units to Holdings. Under the put option, Holdings’ payment to the Management Investor would be made in cash for the Preferred Units and via the issuance of a subordinated promissory note for the Common Units and Founders Units.
Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. During the year ended December 31, 2008, the Company funded various repurchases of units by Holdings from terminated employees. As of December 31, 2008, $2.7 was included within accrued expenses in the accompanying balance sheet relating to the required repurchase of units by Holdings that closed in January 2009. Holdings is dependent on dividends, payments or other distributions from its subsidiaries to fund its repurchases of units from terminated employees under the Successor Equity Plan, and the Company expects to continue to fund such repurchases of units.
As a result of the put option, the equity units issued to the Management Investors are subject to a repurchase obligation due to events outside of our control. We therefore classify all equity units held by Management Investors outside of permanent equity on our consolidated balance sheet. As of December 31, 2008, we have $46.4 recorded as redeemable equity units, which reflects the aggregate amount that would be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. On a quarterly basis, we expect to continue to adjust the reported carrying value of redeemable equity units based on the Preferred Unit Liquidation Preference and Common Unit Calculated Value as of that date, which will result in a corresponding adjustment to additional paid-in capital.
During the year ended December 31, 2008 and during the period June 30 through December 31, 2007, we adjusted the reported carrying value of redeemable equity units by $5.9 and $8.7, respectively, with a corresponding adjustment to additional paid-in capital related primarily to the additional equity units purchased by the Management Investors and the accrual of dividend yield on Preferred Units held by Management Investors.
Successor Equity Plan Activity — Board Members and Consultants
During the period June 30 — December 31, 2007, certain Board Members and Consultants acquired an aggregate of $4.9 in the equity units of Holdings. These investments were allocated to the Preferred Units and Common Units consistent with the Preferred/Common Ratio, but certain of the Board Members and Consultants also were permitted to acquire additional Common Units, in accordance with their respective Unit Purchase Agreements.
During the period June 30 through December 31, 2007, we recognized non-cash compensation expense of $1.0 relating to the equity units acquired by the Board Members and Consultants, which was classified as SG&A expenses. The non-cash compensation expense, which is equal to the fair value of the equity units issued to Board Members and Consultants in excess of their original cost, was immediately recognized due to the lack of a service or vesting condition.
(b) Predecessor Stock Plan
Shortly after the CD&R Acquisition, we adopted the CDRV Investors, Inc. Stock Incentive Plan (the “Predecessor Stock Plan”). Our prior Board of Directors granted rights to purchase shares of our common stock, options to purchase shares of our common stock, restricted stock units and other share-based awards to certain of our executive officers, other employees and our directors who were not also our employees or associated with CD&R. Options granted provided for vesting in equal annual installments on the first five anniversaries of the grant date and expired ten years from the grant date. Restricted stock units granted represented a future right to receive shares of our common stock. Awards vested earlier upon a change of control or certain other circumstances.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
2007 Activities
During the first quarter of 2007, we sold 500 shares to one of our employees at $98.64 per share. Coincident with this purchase, the employee was granted options to purchase 1,000 shares at $98.64 per share. During the period January 1 through June 29, 2007, we issued 1,257 director stock units to our directors who were not also our employees or associated with CD&R for director compensation.
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
In December 2006, we used the net proceeds from the sale of certain Predecessor debt to pay a distribution to the holders of our common stock. Under the terms of the Predecessor Stock Plan, this distribution required an adjustment to the exercise price or other terms of all stock options outstanding under the Predecessor Stock Plan to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all outstanding stock options was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to sufficiently lower the exercise price of certain stock options. As a result, we made cash payments in the form of special payments of $13.5 to certain holders of vested and unvested stock options, to ensure that such holders maintained the same rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced. These payments constitute a partial settlement of certain outstanding stock options and $1.4 of this payment was recorded as a compensation charge, which represents a portion of the unamortized grant date fair value of the unvested options that was accelerated as of the date of payment. In addition, we also charged $12.1 of the payment to additional paid-in capital since there was no incremental value being provided in connection with the transaction.
Also during 2006, we issued 3,373 director stock units to our directors who were not also our employees or associated with CD&R for director compensation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Valuation Model
The fair value of each option was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions used for each of the reporting periods are as follows:

	January 1 –	Year Ended
	June 29, 2007	December 31, 2006

Fair value of options granted	$42.96	$43.07
Risk-free interest rate	4.53%	4.69%
Expected life of options	6.5 years	6.5 years
Volatility	34%	34%
Expected dividend yield	0.0%	0.0%
The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant, the expected life was calculated using the “simplified” method and volatility was estimated based on historical peer group industry data. We recognized compensation expense for our stock options granted to our employees that contain pro-rata vesting on a straight-line basis.
Summary of Employee Option Activity
Information regarding our stock options granted to our employees under the Predecessor Stock Plan for each of the reporting periods is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	483,728	51.24
Granted	120,672	97.51
Forfeited	(57,485)	51.58
Canceled	(3,421)	52.17
Exercised	(25,660)	50.52

Outstanding prior to distribution	517,834	62.04
Repricing due to distribution:
Canceled	(517,834)	62.04
Granted	456,591	24.66
Granted	61,243	59.64
Forfeited	(2,100)	24.66

Outstanding at December 31, 2006	515,734	28.81
Granted	1,000	98.64
Forfeited	(900)	24.66
Exercised	(5,900)	24.66
Settled pursuant to the Merger	(509,934)	29.01

Outstanding at June 29, 2007	—	—

Option Exercises
Cash received as a result of stock options exercised was $0.2 and the tax benefit realized was immaterial for the period January 1 through June 29, 2007. Cash received as a result of stock options exercised was $1.3 and the tax benefit realized was $0.1 for the year ended December 31, 2006. Total intrinsic value related to stock options exercised was $0.4 for the period January 1 through June 29, 2007 and $0.7 for the year ended December 31, 2006. No options were exercised prior to 2006.
Impact of the Merger
In accordance with the terms of the Predecessor Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. We expensed the unamortized grant date fair value of $6.5 relating to all unvested options and $1.4 relating to all unvested restricted stock units in the period January 1 through June 29, 2007. Total intrinsic value related to stock options and restricted stock units settled as of the Merger was $168.3. Share-based compensation of $9.0, including the acceleration of unamortized grant date fair value as of the Merger, was recorded to SG&A expenses in the period January 1 through June 29, 2007.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(14) Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents held with financial institutions, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor. The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.
Our financial instruments are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements, foreign currency forward contracts and certain of our pension plan assets, contain an off-balance-sheet risk.
(a) Adoption of SFAS 157
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and liabilities which we will adopt beginning January 1, 2009. Non-recurring non-financial assets and liabilities, for which we have not yet applied the provisions of SFAS 157, include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in a business combination. More specifically with respect to our goodwill impairment testing performed through December 31, 2008, the provisions of SFAS 157 were not applied to fair value measurements of the Company’s reporting units (Step 1 of goodwill impairment tests) and non-financial assets and liabilities measured at fair value to determine the amount of goodwill impairment (Step 2 of goodwill impairment tests). See Note 3.
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
We apply the fair value provisions of SFAS 157 to our interest rate swap arrangements and also to our pension plan holdings, including certain funds which primarily invest in interest rate swaps. We determine the fair value of all of our direct and indirect interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify all of our direct and indirect interest rate swap valuations within Level 2 of the SFAS 157 valuation hierarchy.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$5.1	$—	$5.1	$—

Liabilities
Interest rate swap derivatives	$(49.9)	$—	$(49.9)	$—

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Secured Credit Facility	$1,504.8	$1,186.3	$1,491.2	$1,491.2
Senior Notes	675.0	515.0	675.0	641.3
Senior Subordinated Notes	527.3	377.6	535.8	509.0

	$2,707.1	$2,078.9	$2,702.0	$2,641.5

The fair values of our debt instruments as of December 31, 2008 were estimated, consistent with the principles of SFAS 157, based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. The fair values of our debt instruments as of December 31, 2007 were estimated based on quotes from a financial institution making a market in these debt instruments.
(c) Derivative Instruments
Foreign Currency Forward Contracts
The tables below show our outstanding foreign currency forward contracts, fair value of the outstanding foreign currency forward contracts and gain or loss from settled contracts included in cost of goods sold for each of the reporting periods. The fair value of our foreign currency forward contracts was estimated based on period-end spot rates.

	December 31,
	2008	2007

Outstanding contracts (notional value)	$50.1	$77.5
Fair value of contracts — assets (liabilities)	5.1	(0.2)

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Gain (loss)	$1.3	(0.9)	$—	$(2.0)
In June 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward agreements with notional amounts totaling €621.4 million. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge exposure to possible changes in foreign exchange rates between the Euro and U.S dollar. These agreements were settled on June 29, 2007 upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Interest Rate Swap Arrangements
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
The fair value of the interest rate swaps as of June 29, 2007 was a liability of $1.3, net of $0.8 in taxes, representing an unrealized loss on derivative transaction, with a corresponding adjustment to accumulated other comprehensive income (loss), which is being amortized to interest expense over the remaining term of the hedged instruments as the loss becomes realized.
The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). The aggregate fair value of the interest rate swaps as of December 31, 2007 was a liability of $25.3 and was reflected in other long-term liabilities. The Company recorded an unrealized loss of $13.9, net of $9.3 in taxes, for the period June 30 through December 31, 2007 related to these interest rate swap arrangements.
Effective June 30, 2008, the Company amended the USD Swap and Euro Swap to secure lower fixed rates of interest of 5.40% and 4.56%, respectively, and further amended the floating leg of the instrument to one-month U.S. Libor and one-month Euribor, respectively. There were no other changes in the terms and conditions of the original swaps. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” As a result of the Amended Swaps, the Company discontinued hedge accounting for the original swaps. The fair value of the USD Swap and the Euro Swap were measured upon the discontinuance of hedge accounting. As of June 30, 2008, $(10.5), representing a net unrealized loss, was included in other comprehensive income or loss. This net unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the hedged instruments as the loss becomes realized.
The Amended Swaps were designated as cash flow hedges, but we determined that the amended USD Swap did not qualify for hedge accounting and that there was measured ineffectiveness associated with our amended Euro Swap during the third quarter of 2008. Accordingly, we discontinued hedge accounting under the Amended USD Swap, effective July 1, 2008, and under the Amended Euro Swap, effective October 1, 2008. The cumulative effective portions of changes in fair value of the Amended Swaps was $(3.5) in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the hedged instruments as the loss becomes realized.
During the fourth quarter of 2008, our swap liability increased significantly due primarily to a decrease in one-month U.S. Libor and one-month Euribor. The aggregate fair value of the interest rate swaps as of December 31, 2008 was a liability of $49.9 and is reflected in other long-term liabilities. During the year ended December 31, 2008, we recognized non-cash net unrealized losses on our Amended Swaps of $35.4, respectively, as a component of interest expense.
As of December 31, 2008, the Amended Swaps effectively convert $375.0 of variable rate U.S. dollar-denominated debt and €260.0 million ($361.9 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.
(d) Pension Investments
In determining the funded status of certain pension plans that we sponsor, we evaluate the fair value of investments held by each plan. The fair value of pension plan holdings is determined through obtaining independent market quotations for underlying investment holdings or, in the case of our U.S. Retirement Plan’s holdings in fixed income funds, using a discounted cash flow model relying upon known and observable inputs.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(15) Commitments and Contingencies
(a) Lease Commitments
The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 12 years, subject to renewal options. Rental expense is shown in the table below:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006

Rental expense	$34.6	$18.9	$17.6	$31.3
Future minimum lease payments as of December 31, 2008, under noncancelable operating leases having initial lease terms of more than one year are as follows:

Year ended December 31:
2009	$28.7
2010	28.0
2011	22.7
2012	18.0
2013	13.8
Thereafter	53.1

Total minimum payments	$164.3

In December 2008, we entered into an office space lease of a new corporate headquarters office in Chester County, Pennsylvania. The initial term of the lease is twelve years and includes three renewal options, each for consecutive five year terms. Future minimum lease payments of $55.5 are included in the above table. The lease agreement may be terminated if certain milestones are not met by the landlord by April 3, 2009, and is otherwise subject to customary terms and conditions.
During 2008, we entered into a lease agreement of a regional distribution center in Singapore. This facility will serve as our primary in-region distribution center. Future minimum lease payments of $6.0 are included in the above table. The lease agreement may be terminated if certain deadlines are not met, and is otherwise subject to customary terms and conditions. Our target date for opening of the Singapore-based regional distribution center is during the fourth quarter of 2009.
(b) Contingencies
Our business involves a risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufactures’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we have provided. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. As a result of the Merger and the related purchase accounting, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of December 31, 2008, the unamortized net book value of these intangible assets was $43.7.
On March 28, 2006, the Company was served with a complaint filed in the United States District Court, Western District of New York, by Corning Incorporated (“Corning”) alleging a breach of contract and unliquidated damages. In April 2006, Corning amended its complaint to allege trademark and unfair competition claims. In January 2007, the Company filed counterclaims for breach of rebate obligation, unfair competition and tortious interference. On November 10, 2008, the Company and Corning mutually agreed to dismiss with prejudice this court proceeding and released each other from all claims in this matter. The Company’s laboratory supply business and Corning have resumed conducting business together.
We also are involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and which include being named from time to time as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
(c) Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.7 as of December 31, 2008.
Effective June 30, 2009, Mr. Wyszomierski will retire as Executive Vice President and Chief Financial Officer of VWR Funding, Inc. and VWR International, LLC.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(d) Significant Relationship
Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European distribution agreement with Merck, which has an initial term of five years ending April 2009, to distribute certain chemical products in Europe. During March 2009, we extended this agreement for a second five-year term. Merck KGaA has the right to terminate this agreement if certain events occur.
The Company also has five-year distribution agreements with affiliates of Merck KGaA, ending April 2009, to distribute certain chemical products in North America and certain Bioscience products in Europe and North America. The North America chemical distribution agreement will automatically extend for a second five-year term, ending April 2014. Affiliates of Merck KGaA may terminate the North America chemical distribution agreement if certain events occur. The North American Bioscience distribution agreement expired on December 31, 2008, but we currently are in discussions regarding the extension of this agreement.
Merck KGaA supplied products accounted for approximately 13% of our consolidated net sales, representing approximately 7% of our North American Lab net sales and approximately 25% of our European Lab net sales, in 2008, 2007 and 2006.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(16) Transactions with Related Parties
(a) Transactions with Madison Dearborn and Avista Capital Partners
As of December 31, 2008, Madison Dearborn and Avista Capital Partners, LLC (“Avista”), through certain of their investment funds, beneficially own approximately 74.7% and 7.6% of our total outstanding common stock, respectively, through their ownership interests in Holdings. On the closing date of the Merger, an affiliate of Madison Dearborn received a fee of $35.6 for transaction services rendered in connection with the Merger pursuant to an agreement entered into on the closing date of the Merger between the Company and this affiliate (the “Management Services Agreement”). This fee was recorded as a reduction to additional paid-in capital, net of a $10.2 tax benefit.
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
(b) Transactions with Goldman, Sachs & Co.
As of December 31, 2008, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own approximately 4.3% of our total outstanding common stock through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the Merger, Goldman provided financial advisory services to the Company as well as a bridge loan commitment to the Company to secure financing. Goldman was also a joint lead arranger, joint bookrunner, and syndication agent for the Company’s Senior Secured Credit Facility, and was an initial purchaser of the Senior Notes and sole purchaser of the Senior Subordinated Notes. For their services, financing commitments and participation in the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, Goldman was paid $59.2. In addition, Goldman was and currently is a lender under the Company’s Senior Secured Credit Facility for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility. Affiliates of Goldman are counterparty to our interest rate swap arrangements and to certain of our interest rate swap investments made under the U.S. Retirement Plan (see Note 14).
(c) Transactions with CD&R
Under the terms of a consulting agreement between the Company and CD&R, the Company was required to pay an annual consulting fee of $1.5 for financial advisory and management consulting services. The consulting agreement with CD&R was terminated in connection with the Merger.
(d) Services performed by Debevoise & Plimpton LLP
The Company was provided legal services by Debevoise & Plimpton LLP. A senior member of that law firm was related to a principal of CD&R who resigned from our Board of Directors in 2006. In 2007 prior to the Merger, the Company was provided legal services totaling $2.5, which were included in Merger expenses. Total fees for services rendered during 2006 were $1.4.
(e) Services performed by SIRVA, Inc.
The Company was provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Three former members of our Board of Directors were also members of SIRVA’s Board of Directors, and one former member of our Board of Directors served as the President and Chief Executive Officer of SIRVA. SIRVA was a portfolio company of certain funds managed by CD&R. Total expenses incurred with SIRVA during the period January 1 through June 29, 2007 and during the year ended December 31, 2006 were $1.4 and $1.7, respectively.
In December 2006, the Company and John Ballbach, our Chairman, President and Chief Executive Officer, entered into an agreement, under which SIRVA would purchase Mr. Ballbach’s former house at its then-current fair market value of $1.0. During the period January 1 through June 29, 2007, the Company sold the home with an immaterial loss recognized upon sale.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(17) Segment and Geographical Financial Information
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Net Sales
North American Lab	$2,092.2	$1,014.7	$1,003.7	$1,966.0
European Lab	1,503.4	700.8	630.4	1,137.6
Science Education	163.6	107.2	65.2	154.0

Total	$3,759.2	$1,822.7	$1,699.3	$3,257.6

Operating (Loss) Income
North American Lab	$(95.3)	$54.1	$51.8	$112.2
European Lab	2.8	39.1	41.8	59.4
Science Education	(95.8)	9.7	4.3	19.4
Merger expenses	—	—	(36.8)	—

Total	$(188.3)	$102.9	$61.1	$191.0

Capital Expenditures
North American Lab	$18.1	$10.2	$9.4	$15.7
European Lab	9.7	4.8	5.0	5.8
Science Education	1.9	1.3	1.3	2.1

Total	$29.7	$16.3	$15.7	$23.6

Depreciation and Amortization
North American Lab	$61.5	$28.5	$11.1	$22.5
European Lab	47.1	21.0	7.6	17.3
Science Education	7.5	3.7	0.7	1.6

Total	$116.1	$53.2	$19.4	$41.4

Our total operating loss during the year ended December 31, 2008 is primarily due to $392.1 in pre-tax charges relating to the impairment of goodwill and intangible assets, including $202.1, $88.0, and $102.0 of charges recorded in our North American Lab, European Lab and Science Education segments, respectively. See Note 3.

	December 31,
	2008	2007
Total Assets
North American Lab	$2,626.1	$2,925.2
European Lab	2,198.2	2,327.4
Science Education	260.6	362.7

Total	$5,084.9	$5,615.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
The following is a reconciliation of reported operating (loss) income by segment to (loss) income before income taxes:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Operating (loss) income, as reported
North American Lab	$(95.3)	$54.1	$51.8	$112.2
European Lab	2.8	39.1	41.8	59.4
Science Education	(95.8)	9.7	4.3	19.4
Merger expenses	—	—	(36.8)	—

Total	(188.3)	102.9	61.1	191.0
Interest income	5.7	3.0	3.3	6.7
Interest expense	(289.6)	(130.4)	(101.8)	(117.1)
Other income (expense), net	22.1	(67.2)	3.5	(1.5)

(Loss) income before income taxes	$(450.1)	$(91.7)	$(33.9)	$79.1

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor	Year Ended December 31, 2007		Predecessor
	Year Ended	Successor	Predecessor	Year Ended,
	December 31,	June 30 –	January 1 –	December 31,
	2008	December 31, 2007	June 29, 2007	2006
Net Sales
United States	$1,979.3	$1,003.1	$956.5	$1,871.7
International	1,779.9	819.6	742.8	1,385.9

Total	$3,759.2	$1,822.7	$1,699.3	$3,257.6

	December 31,
	2008	2007
Long-lived Assets
United States	$105.2	$109.2
International	84.9	91.5

Total	$190.1	$200.7

Total Assets
United States	$2,675.9	$3,013.1
International	2,409.0	2,602.2

Total	$5,084.9	$5,615.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
(18) Unaudited Quarterly Financial Information

	2008 Quarterly Periods (Successor)
	First	Second	Third	Fourth

Net sales	$922.6	$965.5	$979.9	$891.2
Gross profit	261.1	271.7	278.8	253.8
Operating income (loss)	40.5	47.4	65.4	(341.6)
Interest expense, net	(63.2)	(63.1)	(64.8)	(92.8)
Other (expense) income, net	(75.0)	1.8	96.5	(1.2)
(Loss) income before income taxes	(97.7)	(13.9)	97.1	(435.6)
Net (loss) income	(56.8)	(9.7)	56.4	(324.5)
Operating loss in the fourth quarter of 2008 includes $392.1 of charges relating to the impairment of goodwill and intangible assets. See Note 3.

	2007 Quarterly Periods
	Predecessor		Successor
		Second
		April 1 – June	June 30,
	First	29, 2007	2007	Third	Fourth

Net sales	$843.1	$856.2	$—	$894.5	$928.2
Gross profit	238.2	231.0	—	252.9	258.5
Operating income (loss)	56.5	4.6	(0.2)	53.5	49.6
Interest expense, net	(35.7)	(62.8)	(4.6)	(60.4)	(62.4)
Other income (expense), net	0.1	3.4	—	(42.9)	(24.3)
Income (loss) before income taxes	20.9	(54.8)	(4.8)	(49.8)	(37.1)
Net income (loss)	12.9	(38.5)	(2.9)	0.2	(46.3)
Operating income in the period April 1 — June 29, 2007 includes $36.4 in expenses associated with the Merger.
(19) Condensed Consolidating Financial Information — Post Merger
The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to the issuance of the Senior Notes in connection with the Merger. The Senior Notes are jointly and severally guaranteed on an unsecured basis by the Subsidiary Guarantors. The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s consolidated financial statements.
The following condensed consolidating financial statements present the balance sheets at December 31, 2008 and 2007 and statements of operations and cash flows for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s consolidated financial statements. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Balance Sheet
December 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$3.1	$8.6	$30.3	$—	$42.0
Compensating cash balance	—	—	100.7	—	100.7
Trade accounts receivable, net	—	196.5	275.7	—	472.2
Inventories	—	153.3	131.5	—	284.8
Other current assets	—	15.0	49.2	—	64.2
Intercompany receivables	11.2	5.5	—	(16.7)	—

Total current assets	14.3	378.9	587.4	(16.7)	963.9
Property and equipment, net	—	83.1	107.0	—	190.1
Goodwill	—	900.2	884.5	—	1,784.7
Other intangible assets, net	—	1,167.9	845.0	—	2,012.9
Deferred income taxes	150.4	—	14.2	(150.4)	14.2
Investment in subsidiaries	2,630.4	1,690.4	—	(4,320.8)	—
Other assets	49.7	64.2	5.2	—	119.1
Intercompany loans	1,004.9	108.0	51.0	(1,163.9)	—

Total assets	$3,849.7	$4,392.7	$2,494.3	$(5,651.8)	$5,084.9

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$61.9	$0.4	$102.7	$—	$165.0
Accounts payable	—	166.8	189.7	—	356.5
Accrued expenses	36.6	62.5	90.7	—	189.8
Intercompany payables	1.0	—	15.7	(16.7)	—

Total current liabilities	99.5	229.7	398.8	(16.7)	711.3
Long-term debt and capital lease obligations	2,645.2	1.9	3.5	—	2,650.6
Other long-term liabilities	50.2	15.7	55.6	—	121.5
Deferred income taxes	—	426.9	270.2	(150.4)	546.7
Intercompany loans	—	1,088.9	75.0	(1,163.9)	—

Total liabilities	2,794.9	1,763.1	803.1	(1,331.0)	4,030.1
Redeemable equity units	46.4	—	—	—	46.4
Total stockholders’ equity	1,008.4	2,629.6	1,691.2	(4,320.8)	1,008.4

Total liabilities, redeemable equity units and stockholders’ equity	$3,849.7	$4,392.7	$2,494.3	$(5,651.8)	$5,084.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Balance Sheet
December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$1.1	$16.1	$27.8	$—	$45.0
Compensating cash balance	—	20.5	66.9	—	87.4
Trade accounts receivable, net	—	192.0	287.0	—	479.0
Inventories	—	163.8	131.8	—	295.6
Other current assets	—	21.1	42.0	—	63.1
Intercompany receivables	33.0	11.6	2.0	(46.6)	—

Total current assets	34.1	425.1	557.5	(46.6)	970.1
Property and equipment, net	—	86.5	114.2	—	200.7
Goodwill	—	1,048.7	916.1	—	1,964.8
Other intangible assets, net	—	1,347.1	1,029.9	—	2,377.0
Deferred income taxes	102.1	—	15.2	(102.1)	15.2
Investment in subsidiaries	2,915.1	1,875.8	—	(4,790.9)	—
Other assets	74.0	5.9	7.6	—	87.5
Intercompany loans	1,093.0	37.7	91.5	(1,222.2)	—

Total assets	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$—	$—	$89.8	$—	$89.8
Accounts payable	0.5	184.7	200.0	—	385.2
Accrued expenses	39.9	56.7	91.0	—	187.6
Intercompany payables	0.1	4.9	41.6	(46.6)	—

Total current liabilities	40.5	246.3	422.4	(46.6)	662.6
Long-term debt and capital lease obligations	2,702.1	1.0	4.5	—	2,707.6
Other long-term liabilities	25.2	22.4	56.5	—	104.1
Deferred income taxes	—	458.3	334.3	(102.1)	690.5
Intercompany loans	—	1,184.5	37.7	(1,222.2)	—

Total liabilities	2,767.8	1,912.5	855.4	(1,370.9)	4,164.8
Redeemable equity units	43.2	—	—	—	43.2
Total stockholders’ equity	1,407.3	2,914.3	1,876.6	(4,790.9)	1,407.3

Total liabilities, redeemable equity units and stockholders’ equity	$4,218.3	$4,826.8	$2,732.0	$(6,161.8)	$5,615.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Statement of Operations
December 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,983.1	$1,797.9	$(21.8)	$3,759.2
Cost of goods sold	—	1,476.2	1,239.4	(21.8)	2,693.8

Gross profit	—	506.9	558.5	—	1,065.4
Selling, general and administrative expenses	3.1	411.5	468.4	(21.4)	861.6
Impairment of goodwill and intangible assets	—	290.7	101.4	—	392.1

Operating (loss) income	(3.1)	(195.3)	(11.3)	21.4	(188.3)
Interest expense, net of interest income (1)	(210.3)	(67.8)	(5.8)	—	(283.9)
Other income (expense), net	41.7	24.5	(22.7)	(21.4)	22.1

Loss before income taxes and equity in earnings of subsidiaries	(171.7)	(238.6)	(39.8)	—	(450.1)
Income tax benefit	63.9	46.5	5.1	—	115.5
Equity in loss of subsidiaries, net of tax	(226.8)	(34.7)	—	261.5	—

Net (loss) income	$(334.6)	$(226.8)	$(34.7)	$261.5	$(334.6)

(1)
The Parent’s net interest expense for the year ended December 31, 2008 of $210.3 relates to long-term debt of approximately $2.7 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations, and it may also elect to satisfy its interest expense on the Senior Notes and Senior Subordinated Notes for certain time periods by increasing the principal amount thereon.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Statement of Operations
June 30 – December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$995.3	$847.2	$(19.8)	$1,822.7
Cost of goods sold	—	743.5	587.6	(19.8)	1,311.3

Gross profit	—	251.8	259.6	—	511.4
Selling, general and administrative expenses	0.9	198.8	217.8	(9.0)	408.5

Operating (loss) income	(0.9)	53.0	41.8	9.0	102.9
Interest expense, net of interest income	(83.6)	(42.4)	(1.4)	—	(127.4)
Other income (expense), net	(68.0)	(0.8)	10.6	(9.0)	(67.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(152.5)	9.8	51.0	—	(91.7)
Income tax benefit (provision)	86.3	(30.8)	(12.8)	—	42.7
Equity in earnings of subsidiaries, net of tax	17.2	38.2	—	(55.4)	—

Net (loss) income	$(49.0)	$17.2	$38.2	$(55.4)	$(49.0)

Condensed Consolidating Statement of Operations
January 1 – June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$941.4	$775.1	$(17.2)	$1,699.3
Cost of goods sold	—	709.9	537.4	(17.2)	1,230.1

Gross profit	—	231.5	237.7	—	469.2
Selling, general and administrative expenses	—	185.7	195.6	(10.0)	371.3
Merger expenses	36.8	—	—	—	36.8

Operating (loss) income	(36.8)	45.8	42.1	10.0	61.1
Interest expense, net of interest income	(22.4)	(75.9)	(0.2)	—	(98.5)
Other income (expense), net	0.2	8.4	4.9	(10.0)	3.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(59.0)	(21.7)	46.8	—	(33.9)
Income tax benefit (provision)	17.0	8.9	(17.6)	—	8.3
Equity in earnings of subsidiaries, net of tax	16.4	29.2	—	(45.6)	—

Net (loss) income	$(25.6)	$16.4	$29.2	$(45.6)	$(25.6)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2006 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,874.5	$1,416.9	$(33.8)	$3,257.6
Cost of goods sold	—	1,412.2	995.9	(33.8)	2,374.3

Gross profit	—	462.3	421.0	—	883.3
Selling, general and administrative expenses	0.1	355.0	347.5	(10.3)	692.3

Operating (loss) income	(0.1)	107.3	73.5	10.3	191.0
Interest expense, net of interest income	31.6	76.0	2.8	—	110.4
Other expense (income), net	—	5.7	(14.5)	10.3	1.5

(Loss) income before income taxes and equity in earnings of subsidiaries	(31.7)	25.6	85.2	—	79.1
Income tax benefit (provision)	10.8	(13.0)	(30.5)	—	(32.7)
Equity in earnings of subsidiaries, net of tax	67.3	54.7	—	(122.0)	—

Net income (loss)	$46.4	$67.3	$54.7	$(122.0)	$46.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(157.1)	$86.9	$78.9	$—	$8.7

Cash flows from investing activities:
Intercompany investing transactions	94.4	(5.6)	—	(88.8)	—
Acquisitions of other businesses and transaction costs	—	—	(54.2)	—	(54.2)
Capital expenditures	—	(18.5)	(11.2)	—	(29.7)
Proceeds from the sales of property and equipment	—	0.3	8.7	—	9.0

Net cash provided by (used in) investing activities	94.4	(23.8)	(56.7)	(88.8)	(74.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(94.4)	5.6	88.8	—
Proceeds from debt	381.0	—	0.7	—	381.7
Repayment of debt	(317.4)	(0.2)	(1.6)	—	(319.2)
Other financing activities, net	1.1	24.2	(22.8)	—	2.5

Net cash provided by (used in) financing activities	64.7	(70.4)	(18.1)	88.8	65.0

Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	2.0	(7.3)	2.3	—	(3.0)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$3.1	$8.8	$30.1	$—	$42.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Dollars in millions, except share data)
Condensed Consolidating Statement of Cash Flows
June 30 – December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(65.2)	$56.0	$28.6	$—	$19.4

Cash flows from investing activities:
Intercompany investing transactions	65.7	39.1	—	(104.8)	—
Merger consideration	(3,802.9)	—	—	—	(3,802.9)
Allocation of acquired cash balances	(77.1)	22.1	55.0	—	—
Capital expenditures	—	(9.8)	(6.5)	—	(16.3)
Acquisition of other businesses and transaction costs	—	—	(36.1)	—	(36.1)
Proceeds from the sales of property and equipment			1.2		1.2

Net cash (used in) provided by investing activities	(3,814.3)	51.4	13.6	(104.8)	(3,854.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(65.7)	(39.1)	104.8	—
Proceeds from debt	2,620.8	—	2.1	—	2,622.9
Repayment of debt	(32.5)	—	(1.2)	—	(33.7)
Issuance of common stock to parent, net of expenses	1,353.8	—	—	—	1,353.8
Debt issuance costs	(62.6)	—	—	—	(62.6)
Other financing activities, net	1.1	(25.6)	22.0	—	(2.5)

Net cash provided by (used in) financing activities	3,880.6	(91.3)	(16.2)	104.8	3,877.9

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Net increase (decrease) in cash and cash equivalents	1.1	16.1	27.8	—	45.0
Cash and cash equivalents beginning of period	—	—	—	—	—

Cash and cash equivalents end of period	$1.1	$16.1	$27.8	$—	$45.0

Condensed Consolidating Statement of Cash Flows
January 1 – June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(16.0)	$47.7	$25.3	$—	$57.0

Cash flows from investing activities:
Intercompany investing transactions	15.8	(42.5)	—	26.7	—
Capital expenditures	—	(9.3)	(6.4)	—	(15.7)
Acquisition of other businesses and transaction costs	—	—	(19.4)	—	(19.4)
Proceeds from the sales of property and equipment	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	15.8	(51.8)	(23.6)	26.7	(32.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(15.8)	42.5	(26.7)	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.9)	—	(21.4)
Other financing activities, net	(1.1)	(4.1)	(3.2)	—	(8.4)

Net cash (used in) provided by financing activities	(1.1)	(40.4)	38.5	(26.7)	(29.7)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net (decrease) increase in cash and cash equivalents	(1.3)	(44.5)	42.2	—	(3.6)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$22.3	$113.5	$—	$135.8

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

(20)  Subsequent Event
During January 2009, in reaction to global economic and competitive pressures, we initiated certain broad-based cost saving actions, including a general freeze on headcount and annual merit increases in selected major markets, including the United States, and a modest reduction in personnel. We anticipate cash outlays during 2009 of approximately $10.0 to complete these cost saving activities. We expect to recover these cash outlays through expense savings generally over a one-year period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited VWR Funding, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2008, for the period from June 30, 2007 to December 31, 2007 (Successor periods) and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss) and cash flows of CDRV Investors, Inc. and subsidiaries (Predecessor) for the period January 1, 2007 to June 29, 2007 and for the year ended December 31, 2006 (Predecessor periods), and our report dated March 30, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Philadelphia, Pennsylvania
March 30, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following chart sets forth certain information regarding our directors and executive officers as of December 31, 2008:

Name	Age	Position
John M. Ballbach	48	Chairman, President and Chief Executive Officer
Jack L. Wyszomierski	53	Executive Vice President and Chief Financial Officer
Matthew C. Malenfant	47	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	50	Senior Vice President & Managing Director of Europe, Lab Distribution and Services
Wu Ming Kei (a/k/a Eddy Wu)	42	Senior Vice President, and President of Asia Pacific
George Van Kula	45	Senior Vice President, General Counsel and Secretary
Theodore C. Pulkownik	51	Senior Vice President, Strategy and Corporate Development
Paul A. Dumas	42	Senior Vice President, Human Resources
Jon Michael Colyer	35	Vice President and General Manager of Science Education
Gregory L. Cowan	55	Vice President and Corporate Controller
Timothy P. Sullivan	50	Director
Nicholas W. Alexos	45	Director
Harry M. Jansen Kraemer Jr.	53	Director
Robert L. Barchi	62	Director
Edward A. Blechschmidt	56	Director
Thompson Dean	50	Director
Robert P. DeCresce	59	Director
Carlos del Salto	65	Director
Robert J. Zollars	51	Director
In January 2009, Pamela Forbes Lieberman, 54, was elected as an additional member of our Board of Directors. Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.
John M. Ballbach has served as our President and Chief Executive Officer since 2005. He was appointed Chairman of the Board in June 2007. Before joining VWR, Mr. Ballbach was a private investor and President of Ballbach Consulting LLC. Prior to that, he was an officer of The Valspar Corporation, serving as its President and Chief Operating Officer from 2002 until 2004 and as the Senior Vice President of EPS, Color Corporation and Operations, from 2000 to 2002. He joined the Valspar Corporation in 1990 and was appointed Group Vice President, Packaging in 1998. Mr. Ballbach holds a bachelor of arts degree from Georgetown College and a master of business administration degree from the Harvard Business School.
Jack L. Wyszomierski is our Executive Vice President and Chief Financial Officer, a position he has held since June 2004. In his current role, Mr. Wyszomierski is responsible for the company’s financial operations and information systems. Effective June 30, 2009, Mr. Wyszomierski will retire as Executive Vice President and Chief Financial Officer of VWR Funding, Inc. and VWR International, LLC. Prior to joining VWR, Mr. Wyszomierski spent over 20 years at the Schering-Plough Corporation, a corporation that develops and markets prescription drugs, animal health products, over-the-counter drugs and personal care products. He held a variety of positions at Schering-Plough, most recently serving as Executive Vice President and Chief Financial Officer from 1996 until 2003. Mr. Wyszomierski is a member of the Board of Directors and the Chairman of the Audit Committee of Exelixis Corporation. He holds a Bachelor of Science and a Master of Science from Carnegie Mellon University.

Manuel Brocke-Benz is the Senior Vice President and Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. In his current role, Mr. Brocke-Benz is responsible for Europe Lab Distribution and Services including sales, marketing, customer service, purchasing, product development and operations. Mr. Brocke-Benz joined the company in 1987. Prior to assuming his current position, he served as our Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as our Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001 he served as General Manager Benelux countries, VP European Key Accounts, VP European Marketing and Corporate Senior VP Global E-business. Mr. Brocke-Benz holds a Law degree from Albert-Ludwigs University in Freiburg, Germany.
Matthew Malenfant is our Senior Vice President, and President of North America, Lab Distribution and Services, a position he has held since January 2006. In his current role, Mr. Malenfant is responsible for North America Lab Distribution and Services including sales, marketing, customer service, purchasing, product development and operations. Mr. Malenfant joined the Company in 1995 when it acquired Baxter International’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with VWR, Mr. Malenfant served as Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as our Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as our Senior Vice President Global Marketing from 2004 to 2005, and as our Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant is a director of Cellumen, Inc., a director of the Center for Services Leadership at Arizona State University, and a member of the Life Science Advisory Board at Safeguard Scientifics, Inc. Mr. Malenfant graduated from Arizona State University in 1985 with a Bachelor of Arts in Marketing and a Bachelor of Science in Communication.
Eddy Wu is our Senior Vice President, and President of Asia Pacific, a position he has held since August 2008. In his current role, Mr. Wu is responsible for leadership of VWR’s overall activities in Asia Pacific including existing business in India, China and Singapore, as well as its Global Sourcing and Services organizations operating in the region. Prior to joining VWR, Mr. Wu most recently was the President & CEO of Momentive Performance Materials, Asia-Pacific, located in Tokyo, from December 2006 to August 2008. Momentive is a specialty materials company that, prior to its acquisition by a private equity firm, was a part of General Electric Company. Mr. Wu had been with General Electric since 1992 and held numerous positions, including President & CEO of GE Toshiba Silicones from January 2006 to December 2006, President of the Greater China operation of GE Toshiba Silicones from December 2003 to January 2006 and various general management, sales and marketing roles in North America and Asia. Mr. Wu has a BS in Chemistry from the University of Hong Kong and an MBA from the Hong Kong University of Science and Technology.
Theodore C. Pulkownik is our Senior Vice President, Strategy and Corporate Development, a position he has held since July 2004. Mr. Pulkownik is responsible for global mergers & acquisitions, corporate-center led initiatives and strategy. He is also responsible for VWR’s Global Export organization. Since joining VWR, he has led multiple successful acquisition efforts in Europe, Asia and North America, initiated several major corporate initiatives including the start-up of VWR’s captive services center in Coimbatore, India, and initiated the organization of VWR’s commercial operations in Singapore, India and China. Prior to joining VWR in 2004, Mr. Pulkownik held two positions with Standard & Poors, which is a division of the McGraw-Hill Companies. From 2002 until 2004, he was a Managing Director of Standard & Poors Corporate Value Consulting, and from 2000 to 2002, was the Senior Vice President, Business Development, for Standard & Poors. Before joining Standard & Poors, Mr. Pulkownik was a Senior Vice President for Holberg Industries, a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, he was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Prior to GE Mr. Pulkownik spent 5 years with McKinsey & Co. as a consultant in McKinsey’s New York and Connecticut offices and 9 years with Procter & Gamble in Brand Management and Finance. Mr. Pulkownik holds a Bachelor of Business Administration from the University of Wisconsin and a Master of Business Administration from the University of Michigan.
Paul A. Dumas is our Senior Vice President, Human Resources, a position he has held since October 2007. In his role, Mr. Dumas is responsible for VWR’s Human Resources initiatives and processes, including Talent Acquisition, Talent Management & Development, Workforce & Succession Planning, Organization Effectiveness, Compensation, Benefits, Payroll, HR Services and Communications. Prior to joining VWR in 2007, Mr. Dumas served as the Executive Vice President, Human Resources & Administration with Agere Systems, an integrated circuit components company, where he led the global Human Resources, Workplace Services and Communications functions. He joined Agere Systems in 2001 as the Vice President, Global Human Resources before being appointed to his most recent position in 2005. Before joining Agere Systems, Mr. Dumas served as the Senior Vice President of Human Resources with Excel Communications. Previously, Mr. Dumas held numerous other Human Resources positions with Hyatt Hotels, Pepsi-Cola, Cole-Haan, Haagen-Dazs and Merck. Mr. Dumas holds a Bachelor of Science from Johnson & Wales University and a Masters in Human Resources and Organization Development from the University of San Francisco.

George Van Kula is our Senior Vice President, General Counsel and Secretary, a position he has held since May 2006. Mr. Van Kula joined VWR from Honeywell International Inc., a diversified technology and manufacturing company, where he served as Vice President and General Counsel, Europe, Middle East and Africa (EMEA), based out of Brussels, Belgium. Mr. Van Kula joined Honeywell in December 1996, and held several positions before becoming Vice President and General Counsel, EMEA in November 2001. He was responsible for the legal affairs of Honeywell’s EMEA operations with over $7 billion in revenue and 27,000 employees. Prior to joining Honeywell, Mr. Van Kula spent the first eight years of his legal career with Latham & Watkins in the Los Angeles and London offices, providing counsel to U.S. and foreign companies and investment banks in a variety of mergers and acquisitions, corporate finance transactions and general corporate matters. Mr. Van Kula received his law degree from the University of Michigan Law School and has a bachelor of arts degree from the University of Notre Dame.
Jon Michael Colyer is our Vice President and General Manager of Science Education, a position he has held since May 2005. In this role, Mr. Colyer is responsible for all entities of Science Education including sales, marketing, customer service, purchasing, product development and operations. Mr. Colyer joined VWR in 2004 as our Vice President North American Call Centers. Since joining VWR, he has been instrumental in growing the business and building a strong customer focused team. Prior to joining VWR, Mr. Colyer worked for Textron, a large industrial conglomerate, as the Director for Enterprise Excellence and Director of Bell Helicopter’s Composite Manufacturing facility. Prior to Textron, he spent five years with GE in various roles including Six Sigma Black Belt, Ecommerce Program Manager, and Leadership Development Program Member. Mr. Colyer graduated from the University at Buffalo in 1996 with a Bachelor of Science in Civil Engineering and a Master of Business Administration in Corporate Finance.
Gregory L. Cowan is our Vice President and Corporate Controller, a position he has held since December 2004. Upon Mr. Wyszomierski’s retirement noted above, Mr. Cowan will become the Senior Vice President and Chief Financial Officer of VWR Funding, Inc. and VWR International, LLC. Since joining VWR, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures as well as internal and external reporting processes. He is also responsible for overseeing VWR’s Investor Relations Group. Prior to joining VWR, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, he was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit capacities for eleven years. Mr. Cowan graduated from Rutgers University with a degree in Accounting. In addition, he is also a Certified Public Accountant.
Nicholas W. Alexos has served on our Board since June 2007 and currently is the Chair of the Audit Committee, as well as a member of the Finance Committee. Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC. Prior to co-founding Madison Dearborn, he was with First Chicago Venture Capital for four years. Prior to that position, Mr. Alexos was with The First National Bank of Chicago. He concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of Sirona Dental Systems, Inc., Boys and Girls Clubs of Chicago, Children’s Inner City Educational Fund, and the University of Chicago Graduate School of Business Council. Mr. Alexos is a Certified Public Accountant and holds a Bachelor of Business Administration degree from Loyola University and a Master of Business Administration degree from the University of Chicago.
Robert L. Barchi, M.D., Ph.D., served on our Board from May 2006 until the company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee. Dr. Barchi has been the President of Thomas Jefferson University since 2004. Prior to his current position at Thomas Jefferson University, he was Provost of the University of Pennsylvania, having served in various capacities for more than 30 years. He was the Chair of the University’s Department of Neurology and was founding Chair of its Department of Neuroscience. Dr. Barchi also served as the Director of the Mahoney Institute of Neurological Sciences for more than 12 years. In addition to his clinical and administrative responsibilities, he has been published extensively in the field of ion channel research, and has been elected to membership in the Institute of Medicine of the National Academy of Sciences. Dr. Barchi has been a member of the Board of Covance, Inc., a contract research organization, since October 2003 and is a Trustee of Ursinus College. He received Bachelor and Master of Science degrees from Georgetown University, as well as Doctor of Philosophy and Doctor of Medicine degrees from the University of Pennsylvania.
Edward A. Blechschmidt has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis, Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a Director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public. He served as President of Olsten Corporation from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technologies from July 1996 to October 1998. Prior to Siemens, Mr. Blechschmidt spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt is also a Director of HealthSouth Corporation, Diamond Foods, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. He holds a Bachelor of Business Administration degree from Arizona State University.

Thompson Dean has served on our Board since September 2007 and currently is a member of the Compensation Committee. Mr. Dean is a Co-Managing Partner and the Chief Executive Officer of Avista Capital Partners, LLC, a private equity firm. Prior to Avista, he headed DLJ Merchant Banking Partners for 10 years. Mr. Dean has served as Co-Managing Partner of DLJ Merchant Banking Partners since 1995 and as Chairman of the Investment Committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners. Mr. Dean also serves on the Boards of Nycomed International Management GmbH, The Star Tribune Company, IWCO Corporation, and ConvaTec Holdings Co. Mr. Dean received a Bachelor of Arts degree from the University of Virginia, where he was an Echols Scholar. He earned a Master of Business Administration degree with high distinction from Harvard Business School, where he was a Baker Scholar.
Robert P. DeCresce, M.D., has served on our Board since September 2007 and currently is a member of the Compensation Committee. Dr. DeCresce is the Harriet B. Borland Professor and Chair of the Department of Pathology at Rush Medical College in Chicago. He also serves as Associate Vice President for Ancillary Services at Rush University Medical Center. Prior to joining Rush in 1991, he was at Michael Reese Hospital and MetPath Laboratories, also in Chicago. Dr. DeCresce has served on the Board of PathLab, Inc, a portfolio company of Madison Dearborn Partners, LLC, and as a consultant to a number of in-vitro diagnostic companies over the past 20 years. He received a Bachelor of Science degree from Boston College as well as Doctor of Medicine, Master of Public Health and Master of Business Administration degrees from Columbia University.
Pamela Forbes Lieberman, has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., Martin-Brower, and Fel-Pro Inc. Ms. Forbes Lieberman is also a director of A.M. Castle & Co. and Standard Motor Products, Inc., and she serves on the advisory boards of WHI Capital Partners, a private equity firm, as well as Syrus Global, an ethics compliance and whistle blower hotline company. In addition, Ms. Forbes Lieberman is on the Boards of two non-profit organizations, The Chicago Network and Winning Workplaces, and serves on several other non-profit advisory councils and guild boards. Ms. Forbes Lieberman holds an MBA from Northwestern University Kellogg School of Management where she graduated Beta Gamma Sigma, and a Bachelor of Science degree in accounting from the University of Illinois, Champaign where she graduated with Honors. Ms. Forbes Lieberman is a Certified Public Accountant.
Harry M. Jansen Kraemer, Jr. has served on our Board since June 2007 and currently is a member of the Audit Committee. Mr. Kraemer is an Executive Partner of Madison Dearborn Partners, LLC. Prior to joining Madison Dearborn Partners in 2005, he was the Chairman and Chief Executive Officer of Baxter International Inc., a global healthcare company, and now serves as Clinical Professor of Management and Strategy at the J.L. Kellogg School of Management at Northwestern University. Mr. Kraemer currently also serves on the Board of Directors of Science Application International Corporation (SAIC); on the Boards of Trustees of Northwestern University and Lawrence University; on the Dean’s Advisory Boards of the Kellogg School of Management and the Johns Hopkins Bloomberg School of Public Health; and a member of the board of trustees of The Conference Board. He also serves on the Board of Directors of Sirona Dental Systems, Inc. Mr. Kraemer is a Certified Public Accountant and holds a Bachelor of Arts degree from Lawrence University and a Master of Business Administration degree from Northwestern University’s J.L. Kellogg School of Management.
Carlos del Salto has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. del Salto retired from Baxter Healthcare Corporation in March 2006 where he was the Senior Vice President responsible for Baxter’s Intercontinental and Asia-Pacific operations. He had been with Baxter Healthcare Corporation since 1973, and held numerous positions including President of Baxter Healthcare Corporation’s renal business, President of Baxter Latin America/Switzerland/Austria and General Manager of Mexico. Mr. del Salto serves on the Board of Directors of the Hispanic Unity of Florida, a non-profit organization focusing on empowering Hispanics and other members of the community to become self-sufficient and lead productive lives. He holds a Bachelor of Accounting degree from Juan de Velazco College in Ecuador. In addition, he received his Master of Finance degree from Roosevelt University in Chicago.

Timothy P. Sullivan has served on our Board since June 2007. He currently is the Chair of the Compensation Committee and Nominating and Governance Committee, as well as a member of the Finance Committee. Mr. Sullivan is a Managing Director of Madison Dearborn Partners, LLC. Prior to co-founding Madison Dearborn Partners, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sirona Dental Systems, Inc. In addition, he is on the Board of Trustees of Northlight Theatre, Northwestern Memorial Hospital, Northwestern University, and Stanford Graduate School of Business Trust. He also serves on the Investment Committees of Cristo Rey Jesuit High School and the Archdiocese of Chicago. Mr. Sullivan received a Bachelor of Science degree from the United States Naval Academy, a Master of Science degree from the University of Southern California, and a Master of Business Administration degree from the Stanford University Graduate School of Business.
Robert J. Zollars served on our Board from May 2006 until the company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communications systems company, since June 2007. Prior to his current position at Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare. From 1999 until 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five of their subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International. Mr. Zollars also serves as a Director of Diamond Foods, Inc., and is the Chairman of the Center for Services Leadership at Arizona State University. He holds a Bachelor of Science degree from Arizona State University and a Master of Business Administration degree from John F. Kennedy University.
Composition of our Board of Directors
Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2008, our Board was composed of ten directors, none of whom, with the exception of Mr. Ballbach, are executive officers of the Company. In January 2009, Pamela Forbes Lieberman was elected as an additional member of our Board of Directors. Ms. Forbes Lieberman is not an executive officer of the Company.
Audit Committee
As of December 31, 2008, our audit committee consisted of Messrs. Alexos (Chairman), Blechschmidt, del Salto and Kraemer. Ms. Forbes Lieberman was appointed to the audit committee in January 2009 upon her election to the Board of Directors. Our Board of Directors has determined that each of the audit committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman and Mr. Blechschmidt is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our Board of Directors in monitoring:
•	the quality of our financial reporting and other internal control processes,
•	the quality and integrity of our financial statements,
•	the independent registered public accounting firm qualifications and independence,
•	the performance of our internal audit function and independent registered public accounting firm, and
•	our compliance with legal and regulatory requirements and our code of conduct.
Code of Ethics
The Company has adopted the VWR International, LLC Code of Ethics and Conduct (the “Ethics Code”), a code of ethics as defined under Regulation S-K promulgated under the Securities Act of 1933, that applies to all of the Company’s employees including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all professionals in finance and finance-related departments. This Ethics Code is available on the Company’s website at www.vwr.com on the Investors portion of the site. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Code that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller on the Company’s website at the address above.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
We are the direct parent company of VWR International, LLC (“VWR”). We do not have our own employees, and the same individuals serve on both VWR’s Board of Managers and our Board of Directors (and committees thereof) and the senior management teams for both entities are the same. These individuals do not receive separate cash consideration from us.
The Compensation Committee of our Board of Directors is responsible for developing, implementing and administering our compensation policies. Each of our executive officers has an employment agreement with VWR that includes terms effective as of the date of each such agreement, including annual base salary and a percentage target for cash incentive compensation (the “Executive Officer Employment Agreements”). Most of the existing Executive Officer Employment Agreements were negotiated with Madison Dearborn and approved by VWR’s Board in connection with the Merger. Subsequent decisions with respect to Mr. Ballbach’s compensation terms (including base salary and cash incentive percentage targets) are made by our Board of Directors after review of the recommendations of the Compensation Committee, and subsequent decisions with respect to the compensation terms of the other executive officers are made by the Compensation Committee, in consultation with our Chief Executive Officer, in each case to the extent not in conflict with the respective officer’s Executive Officer Employment Agreement.
In addition, each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan (the “Successor Equity Plan”), which was established at the time of the Merger, as further described below under “Components of Compensation-Equity Participation under Successor Equity Plan.” Madison Dearborn established the Successor Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business following the Merger in a manner that enhances the Company’s equity value.
The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2008, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.
Compensation Philosophy and Objectives
The Compensation Committee’s overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of established longer-term strategic goals and objectives, and specific individual performance measures. Specifically, the Compensation Committee has established a compensation program aimed toward achieving the following objectives:
(i)
Provide a level of compensation based on appropriate benchmarks to attract, motivate, retain and reward talented executives who have the ability to contribute to our success and encourage management to place its primary focus on strategic planning and financial and operational priorities affecting the business.

(ii)
Support a “pay-for-performance” orientation to reward strong financial, operating and individual performance, including through the use of bonus payments based in whole or in part upon our performance (or that of a particular business unit) to encourage the achievement of short-term and long-term financial and operational objectives.

(iii)
Align the interests of the management investors with those of our other equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders. As discussed above, the alignment of the interests of our executive officers with those of our other equity investors is being fostered through management’s purchases of the equity of Holdings pursuant to the Successor Equity Plan.

Benchmarking
Although as noted above, the executive officers’ base salaries and the percentage targets for their cash incentive compensation in 2008 were based on the terms of their respective Executive Officer Employment Agreements, we review and evaluate both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process, we engage an independent outside global human resources consulting firm to conduct an annual review of our compensation program for all executive officers and advise our Compensation Committee. For 2008, we engaged Hewitt Associates LLC, an independent compensation consulting firm specializing in executive and director compensation. In connection with our Compensation Committee’s review of the compensation programs in 2008, Hewitt provided relevant market data, including information regarding the compensation programs implemented by the following peer group of companies:

Agilent Technologies, Inc.	Omnicare, Inc.
Amgen, Inc.	Owens & Minor, Inc.
Applied Industrial Technologies, Inc.	Patterson Companies Inc.
Becton Dickinson & Co.	PSS World Medical Inc.
Cintas Corp.	Sigma-Aldrich Corp.
Genentech, Inc.	Thermo Fisher Scientific Inc.
Grainger (W.W.) Inc.	Waters Corp.
Henry Schein, Inc	Wesco International
Hospira Inc.
The Compensation Committee believes that these companies are an appropriate peer group for comparison purposes because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries). Our Compensation Committee adjusted the weight given to the compensation information concerning these companies, as appropriate, to reflect the relative size of each company versus our size (in terms of annual revenues), so that a proper comparison of compensation programs could be made.
When assessing the total compensation for each of the executive officers, our Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including incentive compensation. We believe that the target base salaries should be at or near the median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. We believe that performance-based cash incentive compensation should be set above the 50th percentile of our peer group because we believe that a substantial piece of the overall annual cash compensation should be dependent on meeting or exceeding the annual performance targets related to key business objectives for that year.
In the future, the Compensation Committee anticipates continuing to use the services of a consulting firm on an as-needed basis in a similar manner to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.
Components of Compensation
The primary components of our executive compensation program are:
•	base salary;
•	annual performance-based cash incentive compensation;
•	equity participation through the Successor Equity Plan;
•	retirement and other benefits; and
•	perquisites and other personal benefits.
We believe that these components support our compensation philosophy of providing competitive pay for performance and aligning the interests of our executives and equity holders, while seeking to attract and retain talented executives.

Our Compensation Committee does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information provided by the outside consulting firm to determine the appropriate level and mix of incentive compensation, consistent with the goals noted above.
We currently expect short-term incentive compensation to continue to consist of annual cash bonuses based upon Company and individual performance. With respect to long-term incentive compensation, we believe that management’s investment in Holdings pursuant to the Successor Equity Plan will provide the appropriate long-term incentive to grow equity holder value. It is therefore currently anticipated that additional long-term equity incentive grants or investment opportunities will not be made on an annual basis to existing management investors, and that future investment opportunities will generally be limited to incoming members of management.
The following summary of our compensation plans should be read in conjunction with the information contained below under the heading “Executive Compensation Tables.”
Base Salary
The Compensation Committee determines (or, in the case of Mr. Ballbach, recommends to the Board of Directors) base salaries for our executive officers in consideration of its compensation objectives to reward strong performance and to attract and retain key executives. Base salaries are subject to the Compensation Committee’s annual review, and the Compensation Committee generally targets the market median (or 50th percentile) of our peer group when setting or recommending base salaries for the executive officers. The annual review includes a review of the competitive market compensation data from the compensation consultant, the executive officer’s compensation relative to other officers in the Company, the executive officer’s position and responsibilities, and the executive officer’s individual performance over given periods. The Committee also considers general economic and industry conditions, company performance and executive compensation trends generally. In addition, the Compensation Committee consults with the Chief Executive Officer when reviewing the base salaries of the executive officers other than our Chief Executive Officer.
It is the Compensation Committee’s philosophy that most executive officers who are performing well would be provided salaries generally consistent with the market median based upon similarly situated executive officers of the companies comprising our peer group. Variations to this objective could occur as dictated by the experience level of the individual and market factors as well as our performance, general economic conditions, retention concerns and other individual circumstances.
The table below provides the base salaries of our named executive officers for 2008 and 2007, both before and after giving effect to their respective Executive Officer Employment Agreements, which were entered into at the time of the Merger. As reflected in the table, the named executive officers’ base salaries were increased effective on July 1, 2007 (on an annualized basis) pursuant to their respective Executive Officer Employment Agreements, and no changes to the base salaries were made during 2008. See “Executive Officer Employment Agreements” below for more information regarding these agreements.

		Annualized
Name	Time Period	Salary ($)
John M. Ballbach	2008	$925,008
Chairman, President and Chief Executive Officer	7/1/07-12/31/07	925,008
	1/1/07-6/30/07	650,000

Jack L. Wyszomierski	2008	450,000
Executive Vice President and Chief Financial Officer	7/1/07-12/31/07	450,000
	1/1/07-6/30/07	385,000

Matthew C. Malenfant	2008	380,004
Senior Vice President and President of North America, Lab	7/1/07-12/31/07	380,004
Distribution and Services	1/1/07-6/30/07	330,000

George Van Kula	2008	375,000
Senior Vice President, General Counsel and Secretary	7/1/07-12/31/07	375,000
	1/1/07-6/30/07	325,000

Theodore C. Pulkownik	2008	325,008
Senior Vice President, Strategy and Corporate Development	7/1/07-12/31/07	325,008
	1/1/07-6/30/07	280,008

Notwithstanding the 2008 benchmarking data reviewed by the Committee, due to current and forecasted general economic and industry conditions, the Board of Directors and the Compensation Committee determined that there would be no increases to the base salaries of any of the executive officers for 2009, other than amounts solely to offset the termination of the officers’ automobile allowances effective January 1, 2009. Accordingly, the following annualized base salaries for the named executive officers became effective January 1, 2009:  Mr. Ballbach—$939,008; Mr. Wyszomierski—$464,000; Mr. Malenfant—$394,004; Mr. Van Kula—$389,004; and Mr. Pulkownik—$339,008.
Performance-Based Cash Incentive Compensation
The Compensation Committee administers our annual performance-based cash incentive compensation program, or the Management Incentive Plan (the “MIP”).
Under the MIP, target cash bonus percentages (expressed as a percentage of base salary paid for the year) are established by the Compensation Committee for the participants in February of each year, except as noted below for 2008. The Compensation Committee generally targets above the 50th percentile of our peer group when determining the annual cash incentive target opportunity for each executive officer. The table below sets forth the target cash bonus percentages for the named executive officers for 2008. The target percentages were those that became effective on July 1, 2007 under the officers’ respective Executive Officer Employment Agreements, and no changes were made to the percentages for 2008. The percentages also will remain the same for 2009.

Target
% of Base
Name	Salary Paid
John M. Ballbach	100%
Jack L. Wyszomierski	85%
Matthew C. Malenfant	75%
George Van Kula	75%
Theodore C. Pulkownik	75%
Actual cash bonus payments under the MIP for a given year, if any, are determined based on company and individual achievement with respect to predetermined performance measures approved by the Compensation Committee. The predetermined performance measures are consistent with our financial and operational objectives. For 2008, each of our named executive officer’s cash MIP award was based upon achievement of the following components:
•
An internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established as of the beginning of each year. In addition, Internal EBITDA targets are adjusted upward for acquisitions made during the year. For 2008, as a result of three acquisitions that we completed during the year, the final Internal EBITDA target to receive 100% of the potential payout for the Internal EBITDA component was $325.5 million. In 2008, this component was given a weighting of 60% of the total potential MIP award.

•
A top line sales growth target for 2008 versus 2007, which also is adjusted for acquisitions during the year. As a result of the three acquisitions that we completed during 2008, the final sales growth percentage target to receive 100% of the potential payout for the sales growth component was 6.4%. In 2008, this component was given a weighting of 20% of the total potential MIP award.

•
Improvements in various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. In 2008, this component was given a weighting of 10% of the total potential MIP award.

•
Various strategic objectives, which include safety goals and individual performance goals. In 2008, performance with respect to these objectives was given a weighting of 10% of the total potential MIP award.

The 2008 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target cash bonus amount (i.e., based on the participant’s target cash bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA growth (2008 vs. 2007) of 4% (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% for the Internal EBITDA component and 100% for each of the other components. (To the extent that the MIP for future years does not include Component Percentage Achievement caps, Mr. Ballbach’s Executive Officer Employment Agreement provides that his cash bonus payment would be subject to a cap of 200% of his base salary for the year; no other named executive officer’s Executive Officer Employment Agreement includes such a cap.)
Based primarily on our performance during 2008, including Internal EBITDA of $312.7 million (which exceeded the Minimum Internal EBITDA Growth Target), our named executive officers earned the annual incentive cash compensation reflected for 2008 in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table. The Compensation Committee has discretion to modify all or any portion of any award as it deems necessary or appropriate, but it did not exercise this discretion for any named executive officer’s 2008 MIP award.
Equity Participation under Successor Equity Plan
Each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan, which was established at the time of the Merger. These investment opportunities are designed to encourage participants to put their financial resources “at risk” and focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other equity holders. For more information regarding the current equity arrangements between our named executive officers and Holdings see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Management Equity Arrangements” in this Annual Report on Form 10-K.
The following table sets forth the number of common units and preferred units of Holdings purchased by our named executive officers under the Successor Equity Plan.

	Number of Class A	Number of Class A
Name	Common Units(1)	Preferred Units
John M. Ballbach (2)	298,679.81	6,000.60
Jack L. Wyszomierski	83,923.28	2,060.73
Matthew C. Malenfant	39,131.37	960.87
George Van Kula	70,436.46	1,729.56
Theodore C. Pulkownik	97,828.42	2,402.17

(1)
Includes “founders common units” in the following amounts: Mr. Ballbach purchased 244,374.39 founders common units; Mr. Wyszomierski purchased 65,273.66 founders common units; Mr. Malenfant purchased 30,435.51 founders common units; Mr. Van Kula purchased 54,783.91 founders common units; and Mr. Pulkownik purchased 76,088.77 founders common units.

(2)	The number of common units and preferred units listed for Mr. Ballbach include units held by two Grantor Retained Annuity Trusts of which he is the sole trustee.
The Class A Preferred Units and a portion of the Class A Common Units included above were purchased as a “strip” of securities for which the purchase price paid was the same as that paid by Madison Dearborn and the other equity investors (i.e., $1,000 for each preferred unit and $1.00 for each common unit). The preferred and common units purchased pursuant to this strip were 100% vested upon issuance. Each preferred unit accrues a daily yield at the rate of 8% per annum, compounded on the last day of each calendar quarter.

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
Under applicable accounting rules, we are required to recognize a non-cash compensation expense relating to the founders common units purchased by the management investors. This expense is being amortized over the four-year vesting period of the founders common units. The compensation expense attributable to the portion of these securities purchased by the named executive officers that vested in 2008 is reflected in the column “Stock Awards” of the Summary Compensation Table. In addition, we have included information concerning the founders common units in the various equity awards tables under “Executive Compensation Tables.” The equity issuances under the Successor Equity Plan were not pursuant to equity awards, but instead were equity purchases by the named executive officers. However, we have provided the information regarding the founders common units in those tables because of the compensation expense associated with them. See Note 13 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information concerning this compensation expense. No amount is reflected in those tables for the other units purchased by the named executive officers because applicable accounting rules do not require us to recognize any compensation expense with respect to those units.
Retirement and Other Benefits
U.S. Pension Plans.  VWR sponsors a defined benefit pension plan that was frozen on May 31, 2005. The pension plan covered substantially all of VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005 (except employees covered by collective bargaining agreements who participate in independently operated plans). Because the pension plan complies with ERISA and Internal Revenue Code maximum compensation and defined benefit limitations, certain of the annual retirement benefits will be paid pursuant to our Supplemental Benefits Plan. Mr. Malenfant is the only named executive officer entitled to benefits under these pension plans. Additional details regarding these pension plans are provided under “Executive Compensation Tables — Pension Benefits.”
Savings Plan.  VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including our named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This performance-based contribution also is subject to earnings limitations under applicable federal income tax rules. In March 2009, VWR will make a performance-based contribution of 1.3% of pay to all eligible participants, based on our 2008 performance. All contributions to the Savings Plan are fully-vested upon contribution. All of our named executive officers were eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.
Nonqualified Deferred Compensation Plan.  Our executive officers and certain other key employees are eligible to participate in the VWR Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”). The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual cash bonus awards. In addition, the Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain company performance goals are satisfied. These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under federal income tax rules. The Company matching amounts that will be credited to the participants’ notional accounts in March 2009 as a result of our satisfaction of the relevant 2008 performance goal are included in the column “All Other Compensation” of the Summary Compensation Table. Additional details regarding this plan are provided under “Executive Compensation Tables — Nonqualified Deferred Compensation Plan.”

Perquisites and Other Personal Benefits
The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to executive officers in 2008 primarily included a monthly automobile allowance, an annual financial planning assistance allowance and relocation benefits under our relocation policy. The automobile allowance program was discontinued effective January 1, 2009, and the named executive officers’ base salaries were correspondingly adjusted, as described above under “-Base Salary”. In addition, Messrs. Ballbach, Wyszomierski and Malenfant are each entitled to be reimbursed for membership dues in connection with a club membership, and Mr. Pulkownik is entitled to a housing allowance and commuting reimbursements.
Attributed costs of the personal benefits described above for our named executive officers are included in the column “All Other Compensation” of the Summary Compensation Table.
In addition, from time to time, the Company makes tickets to cultural and sporting events available to the named executive officers for business purposes. If not utilized for business purposes, they are made available to the named executive officers and other employees for personal use.
Our named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.
Tax and Accounting Considerations
Deductibility of Executive Compensation.  We generally structure our compensation programs so that the compensation is deductible for federal income tax purposes.
Accounting for Share-Based Compensation.  We account for share-based compensation, including the “founders common units” purchased under the Successor Equity Plan, in accordance with the requirements of SFAS 123R, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees. See “Equity Participation under Successor Equity Plan” for more information regarding the applicable accounting treatment for the founders common units.
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
Thompson Dean
Robert P. DeCresce
Robert J. Zollars
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members are officers or employees of the Company or its subsidiaries. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of another entity, one of whose executive officers served as a member of the Board of Directors or former or current Compensation Committee of the Company.
Executive Officer Employment Agreements
Overview.  On June 29, 2007, in connection with the Merger, Madison Dearborn negotiated new employment arrangements with our named executive officers, and the arrangements were approved by VWR’s Board. These new employment arrangements were memorialized in new employment agreements, and the then-existing employment letters with such officers were terminated. The following is a summary of material terms of the employment agreements entered into with the named executive officers, except that the referenced base salaries reflect the adjustments that became effective January 1, 2009, as described under “Base Salary” in the Compensation Discussion and Analysis.

John M. Ballbach (Chairman, President & Chief Executive Officer).  Mr. Ballbach will receive a base salary of $939,008 (effective January 1, 2009) and an annual target base bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. If Mr. Ballbach is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Ballbach’s employment agreement), Mr. Ballbach will be entitled to (i) two times the sum of his base salary plus his target bonus for the year in which such termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 18-month period following termination or resignation.
Jack L. Wyszomierski (Chief Financial Officer).  Mr. Wyszomierski will receive a base salary of $464,000 (effective January 1, 2009) and an annual target bonus of 85% of his base salary. If Mr. Wyszomierski is terminated without “Cause”, if he resigns for “Good Reason” (as such terms are defined in Mr. Wyszomierski’s employment agreement) or if he resigns for any reason during the period from December 29, 2008 through June 29, 2010, Mr. Wyszomierski will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.
Matthew C. Malenfant (Senior Vice President and President of North America, Lab Distribution and Services).  Mr. Malenfant will receive a base salary of $394,004 (effective January 1, 2009) and an annual target bonus of 75% of his base salary. If Mr. Malenfant is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Malenfant’s employment agreement), Mr. Malenfant will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.
George Van Kula (Senior Vice President, General Counsel & Secretary).  Mr. Van Kula will receive a base salary of $389,004 (effective January 1, 2009) and an annual target bonus of 75% of his base salary. If Mr. Van Kula is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Van Kula’s employment agreement), Mr. Van Kula will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.
Theodore C. Pulkownik (Senior Vice President, Strategy and Corporate Development).  Mr. Pulkownik will receive a base salary of $339,008 (effective January 1, 2009) and an annual target bonus of 75% of his base salary. If Mr. Pulkownik is terminated without “Cause” or if he resigns for “Good Reason” (as such terms are defined in Mr. Pulkownik’s employment agreement), Mr. Pulkownik will be entitled to (i) one and a half times the sum of his base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination or resignation and (ii) continued health benefits for the 12-month period following termination or resignation.
“Cause” is defined in the named executive officers’ employment agreements as the executive’s (i) conviction of a felony or the commission of fraud with respect to VWR or any of its subsidiaries or affiliates or any of their customers or suppliers, (ii) substantial and repeated failure to perform duties as reasonably directed by VWR’s Board or a supervisor or report, after providing him with 15 days’ prior written notice and a reasonable opportunity to remedy such failure or (iii) gross negligence or willful misconduct with respect to VWR or any of its subsidiaries or affiliates.
“Good reason” is defined in the named executive officers’ employment agreements as (i) a material change to the executive’s authority, titles, reporting rights or obligations, and/or duties in a manner inconsistent with the position the executive currently holds or as described in his employment agreement, (ii) a failure by VWR to make any payment to the executive, or provide the executive with any benefit, required to be paid or provided to him pursuant to his employment agreement, (iii) a reduction in the executive’s base salary and/or bonus entitlement as described in his employment agreement, (iv) a relocation of the executive’s principal place of employment to a location that increases his commuting distance by more than 25 miles, except for travel by the executive on company business or (v) the failure by any successor to the business of VWR to assume VWR’s obligations under the executive’s employment agreement.

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
Executive Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of our named executive officers for 2008 and 2007. The table also summarizes the total compensation paid or earned by each of Messrs. Ballbach, Wyszomierski, Van Kula and Pulkownik for 2006. Mr. Malenfant was not identified as a named executive officer in our 2006 Annual Report on Form 10-K.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
					Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(2)($)	(3)($)	(4)($)	(5)($)	(6)($)	(7)($)	(8)($)	($)
John M. Ballbach	2008	$925,008	$—	$706,481	$—	$565,180	$—	$70,070	$2,266,739
Chairman, President and Chief	2007	787,506	—	740,437	2,081,574	945,345	—	77,615	4,632,477
Executive Officer	2006	650,004	1,651,191	100,000	360,224	548,096	—	173,476	3,482,991

Jack L. Wyszomierski	2008	450,000	—	184,929	—	233,708	—	62,167	930,804
Executive Vice President and	2007	417,504	—	290,197	116,377	441,612	—	38,303	1,303,993
Chief Financial Officer	2006	379,180	670,000	49,180	61,084	272,202	—	25,032	1,456,678

Matthew C. Malenfant	2008	380,004	—	86,228	—	203,207	29,870	59,685	758,994
Senior Vice President and	2007	355,002	—	240,307	20,366	347,083	6,901	49,881	1,019,540
President of North America, Lab Distribution and Services

George Van Kula(1)	2008	375,000	—	155,210	—	171,844	—	57,206	759,260
Senior Vice President, General	2007	349,998	—	177,093	657,423	209,578	—	44,498	1,438,590
Counsel and Secretary	2006	210,594	586,960	—	253,766	114,665	—	162,986	1,328,971

Theodore C. Pulkownik	2008	325,008	—	215,569	—	148,935	—	99,065	788,577
Senior Vice President, Strategy	2007	302,508	—	207,603	116,377	181,141	—	82,796	890,425
and Corporate Development	2006	275,010	670,000	—	61,084	148,886	—	89,664	1,244,644

(1)	Mr. Van Kula joined us in his current position in May 2006.

(2)
This column reflects the actual salaries earned in 2008, 2007 and 2006, as applicable. In connection with the consummation of the Merger, we entered into the Executive Officer Employment Agreements in June 2007, which included new annualized salary terms. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information.

(3)
Prior to the consummation of the Merger, long-term incentive compensation consisted of equity issued under the CDRV Investors, Inc. Stock Incentive Plan (the “Predecessor Stock Plan”) (i.e., through equity purchases and grants of stock option and restricted stock units) and a Retention Bonus Plan for certain executive officers and employees who held restricted stock units.

The amounts set forth in this column for 2006 represent the payments made in 2006 to all holders of stock options under the Predecessor Stock Plan as a result of our December 2006 recapitalization. Specifically, in December 2006, we used the net proceeds from the sale of $350 million aggregate principal amount of our then-outstanding senior floating rate notes to pay a distribution to the holders of CDRV Investors, Inc. common stock. Under the terms of the Predecessor Stock Plan, this distribution required an adjustment to the exercise price or other terms of then outstanding stock options to the extent necessary or appropriate to reflect the distribution. Accordingly, the exercise price of all stock options outstanding under the Predecessor Stock Plan was reduced, but, in consideration of applicable U.S. federal tax regulations, we were not able to reduce the exercise price of certain stock options to reflect the distribution to the full extent provided under the Predecessor Stock Plan. As a result, we made cash payments of approximately $13.5 million to certain holders of vested and unvested stock options, including certain of our named executive officers, to ensure that such holders maintained the same economic rights and benefits under such options after the distribution as they had before the distribution. Individual payments were equal to the difference, if any, between the per share amount of the distribution and the amount by which the option exercise price would otherwise have been reduced.

In addition, in the cases of Messrs. Ballbach and Van Kula, the amounts in this column for 2006 also represent one-time bonus payments in 2006 relating to option grants, as described below.

In connection with Mr. Ballbach’s purchase of shares under the Predecessor Stock Plan in March 2006, he was granted 58,929 options with an exercise price of $75 per share, which exceeded the exercise price of $56 per share included in Mr. Ballbach’s October 2005 employment agreement. Accordingly, we paid Mr. Ballbach a one-time bonus of $1,119,651, reflecting this increased exercise price.

Pursuant to his March 2006 employment agreement, Mr. Van Kula was granted under the Predecessor Stock Plan the right to purchase 6,670 shares and the right to acquire two options at an exercise price of $75 per share for each share that he purchased. He purchased 6,670 shares in June 2006. The related options were not granted until September 2006, and they were granted at an exercise price of $119 per share, which was the per share fair value at the time of this grant. Accordingly, we paid Mr. Van Kula a one-time bonus of $586,960, reflecting this increased exercise price.

(4)
For 2008, this column represents the compensation cost recognized for financial statement reporting purposes in 2008 for the portion of the founders common units that vested in 2008. See “Equity Participation under Successor Equity Plan” for more information).

As a result of the Merger, in June 2007, all outstanding awards under the Predecessor Stock Plan were cancelled and converted into the right to receive cash payments with respect to such awards, and all remaining installments under the Retention Bonus Plan vested and were paid in accordance with the terms of that plan. Information regarding these payments was provided in “Item 11. Executive Compensation” of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). For 2007, this column represents the compensation cost recognized for financial statement reporting purposes in 2007 for (i) restricted stock units issued under the Predecessor Stock Plan, including amounts recognized due to the acceleration of vesting of all outstanding unvested restricted stock units upon the consummation of the Merger, in the following amounts: Ballbach: $383,336; Wyszomierski: $196,722; Malenfant: $196,722; Van Kula: $98,640; and Pulkownik: $98,640; and (ii) the portion of the founders common units that vested in 2007, in the following amounts: Ballbach: $357,101; Wyszomierski: $93,475; Malenfant: $43,585; Van Kula: $78,453; and Pulkownik: $108,963 (see “Equity Participation under Successor Equity Plan” for more information).

For 2006, this column represents the compensation cost recognized for financial statement reporting purposes in 2006 for restricted stock units issued under the Predecessor Stock Plan that vested during that year. The fair value of each unit was determined as of the grant date.

(5)
For 2007, this column represents the compensation cost recognized for financial statement reporting purposes in 2007 for stock options issued under the Predecessor Stock Plan, including amounts recognized due to the acceleration of vesting of stock options upon the consummation of the Merger. See the second paragraph of note (4) above for more information.

For 2006, this column represents the compensation cost recognized for financial statement reporting purposes in 2006 for the fair value of stock options granted to each of our named executive officers under the Predecessor Stock Plan, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For accounting purposes, Mr. Van Kula’s right to purchase 6,670 shares described in note (3) above was treated as an option. Accordingly, in 2006, we recognized compensation cost of $217,242 related to this option in accordance with SFAS 123R, and this compensation cost is included in the 2006 total for Mr. Van Kula.

(6)
This column represents amounts earned under the MIP for each of 2008, 2007 and 2006, as applicable, and, in the cases of Messrs. Ballbach, Wyszomierski and Malenfant, amounts earned under the Retention Bonus Plan (that was in place prior to the Merger) in the applicable year (2007: $316,603, $158,278, and $158,278, respectively; and 2006: Ballbach: $79,151; and Wyszomierski: $39,569 ). The payments in 2007 included all remaining amounts under the Retention Bonus Plan as a result of the consummation of the Merger. See the second paragraph of note (4) above for more information.

(7)
For Mr. Malenfant, this column represents the sum of the changes in actuarial present value of the aggregate accumulated benefit under the VWR International Retirement Plan and VWR International Supplemental Benefits Plan during 2008 and 2007. See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(8)
This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2008, 2007 and 2006, as applicable. The amounts included for 2007 for Messrs. Van Kula and Pulkownik reflect a downward correction to the amounts previously reported in the 2007 Form 10-K regarding the Company’s restoration matching amounts that were made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2008 as a result of our satisfaction of the relevant 2007 performance goal; Mr. Van Kula’s matching amount was $1,000 less than reported in the 2007 Form 10-K and Mr. Pulkownik’s matching amount was $5,506 less than reported in the 2007 Form 10-K.

The perquisites and other personal benefits for 2008 included: monthly automobile allowances and financial planning assistance for all of the named executive officers; reimbursement of club membership dues for Messrs. Ballbach, Wyszomierski and Malenfant; and a housing allowance for Mr. Pulkownik. The 2008 housing allowance for Mr. Pulkownik was $45,000; each of the other perquisites provided to the named executive officers in 2008 had an attributed cost to us of less than $25,000.

All other compensation for 2008 included: Company contributions to the Savings Plan of $12,190, in the aggregate, for each named executive officer (which includes the performance-based contribution of $2,990 to be made by the Company in March 2009 based on our 2008 performance – see the Compensation Discussion and Analysis under “Retirement and Other Benefits-Savings Plan” for more information); Company restoration matching contributions to the Nonqualified Deferred Compensation Plan made by the Company in 2009 based on assumed maximum contributions to the Savings Plan and actual contributions to the Nonqualified Deferred Compensation Plan made by the named executive officers in 2008, in the amount of $11,300, $13,552, $14,183 and $11,046, for Messrs. Wyszomierski, Malenfant, Van Kula and Pulkownik, respectively, and less than $10,000 for Mr. Ballbach (see “Nonqualified Deferred Compensation Plan” for additional information); and tax reimbursements, or “gross-ups,” for the taxable portion of certain perquisites provided to the named executive officers, in the aggregate amount of approximately $15,250 and $10,000 for Messrs. Ballbach and Wyszomierski, respectively, and less than $10,000 for each of the other named executive officers.

Grants of Plan-Based Awards
The following table provides information about non-equity award targets for 2008 performance. No “equity awards” were issued to our named executive officers in 2008.

	Estimated Future				Estimated Future				All Other
	Payouts Under				Payouts Under			All Other Stock	Option Awards:	Exercise or	Grant Date
	Non-Equity Incentive				Under Equity Incentive			Awards:	Number of	Base Price of	Fair Value
	Incentive Plan Awards(1)				Plan Awards			Number of	Securities	Option	of Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)	($/sh)	Awards ($)
John M. Ballbach	2/12/2008	$—	$925,008	$1,480,013	—	—	—	—	—	$—	$—
Jack L. Wyszomierski	2/12/2008	—	382,500	612,000	—	—	—	—	—	—	—
Matthew C. Malenfant	2/12/2008	—	285,003	456,005	—	—	—	—	—	—	—
George Van Kula	2/12/2008	—	281,250	450,000	—	—	—	—	—	—	—
Theodore C. Pulkownik	2/12/2008	—	243,756	390,010	—	—	—	—	—	—	—

(1)
These columns reflect the potential payments under the MIP for 2008 performance. The 2008 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” The components of the 2008 MIP were formally approved by the Compensation Committee at its meeting on February 12, 2008. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their target cash bonus percentages of base salary). The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components.

Outstanding Equity Awards at Fiscal Year-end
The following table provides information as of December 31, 2008 regarding the founders common units purchased by our named executive officers under the Successor Equity Plan. See “Equity Participation under Successor Equity Plan” for more information.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
		Number of	Number of			Number of	Value of	Unearned	of Unearned
	Number of	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Securities	Underlying	Underlying			Units of	Units of	or Other	or Other
	Underlying	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable (#)	(#)	(#)	($)	Date (#)	(#)(1)	($)(2)	(#)	($)
John M. Ballbach	—	—	—	—	—	152,148.16	$152,148	—	—
Jack L. Wyszomierski	—	—	—	—	—	40,639.56	40,640	—	—
Matthew C. Malenfant	—	—	—	—	—	18,949.23	18,949	—	—
George Van Kula	—	—	—	—	—	34,108.61	34,109	—	—
Theodore C. Pulkownik	—	—	—	—	—	47,373.08	47,373	—	—

(1)
This column reflects the portion of the founders common units purchased by our named executive officers that remained unvested at the end of 2008. Founders common units vest on a daily pro rata basis over four years from the date of issuance (i.e., June 29, 2007, in the case of our named executive officers).

(2)
There is no established public trading market for the preferred units or common units (including the founders common units) of Holdings. For purposes of this column, the “market value” of the founders common units is based on the purchase price ($1.00 per unit) for founders common units as of the end of 2008, as determined pursuant to the Successor Equity Plan and the related transaction documents.

Option Exercises and Stock Vested
The following table provides information regarding the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2008. See “Equity Participation under Successor Equity Plan” for more information regarding the founders common units.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired	Upon	Acquired	Realized
	on Exercise	Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)(1)	($)(2)
John M. Ballbach	—	—	61,093.60	—
Jack L. Wyszomierski			16,318.42	—
Matthew C. Malenfant	—	—	7,608.88	—
George Van Kula	—	—	13,695.98	—
Theodore C. Pulkownik	—	—	19,022.19	—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2008.

(2)	No value is realized as a result of vesting of the founders common units. See “Equity Participation under Successor Equity Plan” for a description of the vesting of founders common units.
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

VWR Retirement Plan.  The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applies. The three-year sunset does not apply to any of our executive officers. As of December 31, 2008, the plan covered approximately 3,788 participants. Annual retirement benefits under the U.S. Retirement Plan are generally calculated as a single life annuity as the greater of:
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

The Social Security taxable wage base for employees retiring at the end of 2008 was $102,000. Under the U.S. Retirement Plan, final average earnings includes the participant’s salary and bonus, as well as any other bonus or severance payments to which a participant may become entitled but may not exceed an IRS-prescribed limit applicable to tax-qualified plans ($230,000 for 2008).
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
Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Internal Revenue Code (the “Code”). The Section 415 limit for 2008 is $185,000 per year for a single life annuity payable at an IRS-prescribed retirement age.
Supplemental Benefits Plan.  Because the U.S. Retirement Plan complies with ERISA and Code maximum compensation and defined benefit limitations, VWR also sponsors the U.S. SERP, which is a benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The U.S. SERP also was frozen on May 31, 2005, with a similar three-year sunset provision as is applicable to the U.S. Retirement Plan. The U.S. SERP was available to certain officers to provide for retirement benefits above amounts available under the U.S. Retirement Plan. As of December 31, 2008, the U.S. SERP covered three active participants.
The only current executive officer covered by the U.S. SERP is Mr. Malenfant. As a result of the freeze of the U.S. SERP, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for a non-executive officer to which the three-year sunset applies. However, Mr. Malenfant was granted an additional benefit under the U.S. SERP as described below under “Pension Plan Table”.
The formula for calculating annual benefits under the U.S. SERP is a “top hat” formula — i.e., the annual benefit under the U.S. SERP is the amount that would be calculated under the U.S. Retirement Plan without regard to the U.S. Retirement Plan limits described above less the amount actually calculated pursuant to the U.S. Retirement Plan including the limits described above. Benefits under the U.S. SERP are computed on the basis of the life annuity form of pension, with a normal retirement age consistent with Social Security retirement. Benefits accrued prior to January 1, 2005 under the U.S. SERP are generally payable at the same time and in the same manner as the U.S. Retirement Plan. Benefits accrued as of January 1, 2005 or later for the non-executive officer to which the three-year sunset applies are payable, in accordance with his advance election, as a single sum or as an annuity, including choices of a joint and survivor or years-certain annuity. Benefits accrued as of January 1, 2005 or later for the other participants, including Mr. Malenfant, are payable in a lump sum upon termination of employment (the “U.S. SERP Lump Sum Amount”).
The U.S. SERP is unfunded and is not qualified for tax purposes. Accrued benefits under the U.S. SERP are subject to claims of the Company’s creditors in the event of bankruptcy.
Pension Plan Table.  No pension benefits were paid to any of the named executive officers in the last fiscal year. VWR does not have a policy for granting additional years of service under the U.S. Plans. However, VWR granted Mr. Malenfant the right to be paid an additional amount under the U.S. SERP calculated as the additional amount that he would receive under the U.S. Retirement Plan if he had an additional nine years of credited service under the plan. The total U.S. SERP benefit cannot increase beyond 33 years of service for any participant.

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2008 for Mr. Malenfant under each plan based upon the assumptions described in footnote 1. No payments were made to Mr. Malenfant from either plan in 2008.

		Number of	Present Value of
		Years Credited	Accumulated
Name	Plan Name	Service	Benefit
Matthew C. Malenfant(1)	VWR International Retirement Plan	9.667	$106,364
	VWR International Supplemental Benefits Plan	9.667	150,004

(1)
The accumulated benefit for Mr. Malenfant is based on service and earnings (as described above) considered by the plans for the period through December 31, 2008, and includes the additional amounts payable to him under the U.S. SERP described above. The present value has been calculated assuming Mr. Malenfant will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable (i) with respect to his U.S. SERP Lump Sum Amount (as defined above under “-Supplemental Executive Retirement Plan”), as a lump sum upon termination of employment, and (ii) with respect to the rest of the benefit, under the available forms of life annuity consistent with the assumptions as described in Note 13 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the interest assumption is 5.80%.

Nonqualified Deferred Compensation Plan
Our executive officers and certain other key employees are eligible to participate in the Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual bonus awards. Earnings and losses on each notional account are credited based on the performance of the benchmark funds available under the Nonqualified Deferred Compensation Plan that the participant selects. Any deferred amounts and earnings and losses thereon will be credited to a notional account for the applicable participant and become a liability of VWR to such participant.
The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2008 was the Company’s achievement of Internal EBITDA growth (2008 vs. 2007) of 4% (i.e., the Minimum Internal EBITDA Growth Target under the 2008 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts are generally credited to the participants’ accounts in March of the following year (e.g., the matching amounts as a result of our satisfaction of the relevant 2008 performance goal will be made in March 2009).
Under the terms of the Nonqualified Deferred Compensation Plan, participants become entitled to distributions of their notional accounts upon (i) their death, disability or separation from service, (ii) a change in control of VWR, (iii) an unforeseeable emergency, or (iv) an in-service distribution date elected by the participant. Participants may elect deferred payment dates, and may elect to receive distributions in installments or a single sum. Regardless of the elections made, upon the participant’s death or disability or upon a change in control of the Company, the entire amount credited to the account will be distributed to the participant or his beneficiary or estate, as applicable, in a lump sum payment (subject to a six-month delay in the case of the named executive officers).

The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

	Executive	Registrant	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Aggregate Balance
Name	Last FY(1)	Last FY(2)	Last FY(3)	Distributions	at Last FYE(4)
John M. Ballbach	$—	$6,300	$118	$—	$12,918
Jack L. Wyszomierski	—	11,300	208	—	23,008
Matthew C. Malenfant	23,328	13,552	(3,383)	—	45,086
George Van Kula	23,279	14,183	(430)	—	30,504
Theodore C. Pulkownik	—	11,046	64	—	14,660

(1)
Represents the amount of 2008 base salary and cash bonus under the 2008 MIP (paid in 2009, the “2008 MIP Deferrals”), if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. Messrs Malenfant’s and Van Kula’s deferrals consist of: (i) 2008 base salary in the amount of $15,200 and $11,250, respectively, each of which is included in the column “Salary” of the Summary Compensation Table for 2008, and (ii) 2008 MIP Deferrals in the amount of $8,128 and $12,029, respectively, each of which is included in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table for 2008.

(2)
Represents Company restoration matching amounts (described above) that were made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2009 as a result of our satisfaction of the relevant 2008 performance goal (“2008 Matching Amounts”). These amounts are included in the column “All Other Compensation” of the Summary Compensation Table for 2008.

(3)	No portion of the amounts in this column constitute “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2008.

(4)
The amounts in this column include 2008 MIP Deferrals, if any, and 2008 Matching Amounts. All amounts in this column that represent contributions by the named executive officer or by the Company are reported in the Summary Compensation Table for 2008 or 2007. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements
The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2008 effective date of such change of control or termination (accordingly, the base salaries and target bonuses used for the calculations in the tables do not reflect the adjustments that became effective January 1, 2009, as described under “Base Salary” in the Compensation Discussion and Analysis). In addition, the named executive officers have certain benefits that would be payable upon a change of control and/or termination that are described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”
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

JOHN M. BALLBACH

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control(2)	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$3,716,020	$—	$—	$925,008	$925,008
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—
JACK L. WYSZOMIERSKI

Involuntary
Not for
Cause
Termination
or
					Resignation	Involuntary
	Voluntary		Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination		Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$1,259,408	(6)	$—	$—	$1,259,408	$—	$—	$382,500	$382,500
Founders Common Units (unvested and accelerated)(5)	—		—	—	—	—	—	—	—
MATTHEW C. MALENFANT

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$1,008,169	$—	$—	$285,003	$285,003
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—
GEORGE VAN KULA

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$995,033	$—	$—	$281,250	$281,250
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

THEODORE C. PULKOWNIK

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$863,804	$—	$—	$243,756	$243,756
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

(1)
Upon termination without “cause” or resignation for “good reason,” our named executive officers are generally entitled to (i) one and a half times (two times in the case of Mr. Ballbach) the sum of the executive’s then current base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination and (ii) continued health benefits for the 12-month period (18-month period in the case of Mr. Ballbach) following termination. See “Executive Officer Employment Agreements” for additional information regarding the named executive officer’s employment arrangements.

(2)
In the event excise taxes become payable under Section 280G and Section 4999 of the Code as a result of any “excess parachute payments,” as that phrase is defined by the Internal Revenue Service, upon a change of control of the Company, Mr. Ballbach’s Executive Officer Employment Agreement provides that the Company will pay the excise tax as well as a gross-up for the impact of the excise tax payment. There currently are no arrangements between the Company and Mr. Ballbach that the Company expects would result in any such excise tax payment upon a change of control of the Company.

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

(5)
All founders common units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the founders common units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause”, vested founders common units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause”, both vested and unvested founders common units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. See “Equity Participation under Successor Equity Plan” for more information.

(6)
Mr. Wyszomierski is also entitled to the severance arrangements described in Note (1) above if he resigns for any reason during the period from December 29, 2008 through June 29, 2010. Effective June 30, 2009, Mr. Wyszomierski will retire as Executive Vice President and Chief Executive Officer of VWR Funding, Inc. and VWR International, LLC.

Director Compensation
Under the Board Compensation Policy in place since 2007 (the “Board Compensation Policy”), all directors who are not also (i) officers or employees of VWR or us or (ii) Managing Directors or Managing Partners of Madison Dearborn (“Eligible Directors”), receive annual cash compensation of $100,000 for their service on VWR’s and our Board. No separate compensation is paid to Eligible Directors for their service on the Board committees. In addition, at the discretion of the Board of Holdings, Eligible Directors may be granted the right to receive or purchase equity interests in Holdings in accordance with the Successor Equity Plan. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Certain Stockholder Matters” in this Annual Report on Form 10-K for a listing of the equity interests in Holdings beneficially owned by Eligible Directors. Non-Eligible Directors (which include Messrs. Alexos, Dean and Sullivan) will not be entitled to separate cash compensation or rights under the Successor Equity Plan in connection with their service on the Board or Board committees. All Board members, other than those affiliated with Madison Dearborn, will be entitled to be reimbursed for reasonable travel, lodging and other expenses incurred in connection with their service on the Board and Board committees.
The table below sets forth director compensation for 2008:

	Fees			Non-Equity
	Earned			Incentive
	or Paid in	Stock	Option	Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)
Robert L. Barchi	$100,000	$—	$—	$—	$—	$100,000
Edward A. Blechschmidt	100,000	—	—	—	—	100,000
Robert P. DeCresce	100,000	—	—	—	—	100,000
Harry M. Jansen Kraemer, Jr.	100,000	—	—	—	—	100,000
Carlos del Salto	100,000	—	—	—	—	100,000
Robert J. Zollars	100,000	—	—	—	—	100,000
Pamela Forbes Lieberman was elected to VWR’s and our Board in January 2009. She is an Eligible Director (as defined above) under the Board Compensation Policy. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Certain Stockholder Matters” in this Annual Report on Form 10-K for the number of equity interests in Holdings beneficially owned by Ms. Forbes Lieberman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Successor Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. As of March 15, 2009, Holdings had 1,412,033 preferred units outstanding and 14,069,364 common units outstanding.
The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of March 15, 2009 by:
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

	Class A Common Units(1)		Class A Preferred Units(1)
	Number	Percent of Class	Number	Percent of Class

Principal Stockholders:
Madison Dearborn(2)	10,572,738.12	75.15%	1,175,259.52	83.23%
Avista Capital Partners, LLC(3)	1,076,259.68	7.65%	117,685.69	8.33%
Directors and Executive Officers:
John M. Ballbach(4)	298,679.81	2.12%	6,000.60	*
Jack L. Wyszomierski	83,923.28	*	2,060.73	*
George Van Kula	70,436.46	*	1,729.56	*
Matthew C. Malenfant	39,131.37	*	960.87	*
Manuel Brocke-Benz	39,131.37	*	960.87	*
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	*	480.43	*
Paul A. Dumas	29,348.52	*	720.65	*
Theodore C. Pulkownik	97,828.42	*	2,402.17	*
Jon Michael Colyer	25,435.39	*	624.56	*
Gregory L. Cowan	14,244.52	*	349.77	*
Timothy P. Sullivan(2)	—	*	—	*
Nicholas W. Alexos(2)	—	*	—	*
Harry M. Jansen Kraemer, Jr.(5)	83,612.04	*	4,116.39	*
Dr. Robert L. Barchi	8,000.00	*	—	*
Edward A. Blechschmidt	8,000.00	*	—	*
Thompson Dean(3)	—	*	—	*
Dr. Robert P. DeCresce	12,249.55	*	170.75	*
Carlos del Salto	8,896.88	*	99.1	*
Pamela Forbes Lieberman(6)	—	*	—	*
Robert J. Zollars(7)	9,722.02	*	190.28	*

All Directors and Executive Officers as a group (20 persons)(2)(3)	12,497,203.11	88.83%	1,313,811.94	93.04%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below.

(2)
Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the indirect beneficial owner of 6,813,173.04 common units and 758,327.30 preferred units, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the indirect beneficial owner of 1,807,413.56 common units and 201,171.12 preferred units, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Executive”) is the indirect beneficial owner of 68,461.51 common units and 7,619.67 preferred units, MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,749,749.91 common units and 193,275.37 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V-A, MDP V-C, MDP Executive and Varietal, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V-A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by the MDP Funds. Messrs. Canning, Finnegan and Mencoff each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer, Jr. are employed by or affiliated with the ultimate general partner of the MDP Funds and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP A&C and Messrs. Alexos, Sullivan, Kraemer, Canning, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(3)
Avista Capital Partners, L.P. (“ACP”) is the indirect beneficial owner of 780,706.14 common units and 85,367.82 preferred units and ACP-VWR Holdings LLC (“ACP-VWR”) is the indirect beneficial owner of 295,553.54 common units and 32,317.87 preferred units. Avista Capital Partners GP, LLC (“Avista GP”) is the general partner of ACP and Avista Capital Partners (Offshore), L.P., the managing member of ACP-VWR. Mr. Dean and Steven Webster are Co-Managing Partners of Avista Capital Managing Member, LLC, the managing member of Avista GP. Accordingly, Messrs. Dean and Webster have the power, acting by majority vote, to vote or dispose of the units held by ACP and ACP-VWR. Messrs. Dean and Webster each disclaim beneficial ownership of the units held by ACP and ACP-VWR, except to the extent of his pecuniary interest therein. The address for Avista Capital Partners, LLC and Messrs. Dean and Webster is c/o Avista Capital Holdings, LP, 65 East 55th Street, 18th Floor, New York, New York 10022.

(4)
Includes 45,874.54 common units and 921.72 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 43,729.40 common units and 878.30 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust; Mr. Ballbach is the sole trustee of each of these Trusts. Mr. Ballbach has voting and investment authority over the securities held by the Trusts, but disclaims beneficial ownership of the securities held by the Trusts except to the extent of his pecuniary interest therein. The address for the Trusts is: The Wilmington Trust Company, c/o Gerhard T. van Arkel, 797 East Lancaster Avenue, Villanova, PA 19085.

(5)	Includes units referenced in note (2) and 83,612.04 and 4,116.39 common units and preferred units, respectively, held by Mr. Kraemer.

(6)	Ms. Forbes Lieberman acquired 8,000.00 common units on March 24, 2009, which constitute less than one percent of outstanding common units.

(7)	Units are held by Zoco L.P., a Nevada limited partnership. Mr. Zollars and his wife are the sole general and limited partners of Zoco L.P.
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
Preferred Units
Yield.  Each preferred unit accrues a daily yield at the rate of 8% per annum, compounded on the last day of each calendar quarter, on the unreturned capital made in respect of such preferred unit plus all unpaid yield for all prior quarterly periods. Such yield is payable in cash only when and to the extent the board of managers of Holdings makes a distribution in accordance with the terms outlined below.
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
Second, in respect of all unreturned capital on the preferred units; and
Third, all remaining amounts to the holders of vested common units.
So long as Holdings is treated as a partnership for federal and state income tax purposes, Holdings will distribute, after each fiscal quarter, a “tax distribution” to its members (including the holders of preferred units) for tax liabilities, if any, of its members for such quarter, but only to the extent that funds are legally available therefor under the LLC Act and such tax distribution would not be prohibited under any credit facility to which Holdings or any of its subsidiaries is a party.
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
As a holding company that operates through its subsidiaries, Holdings would be dependent on dividends, payments or other distributions from its subsidiaries to make any dividend payments to holders of the preferred units or common units. Holdings has not in the past paid any dividends on any of the preferred units or common units and it currently does not expect to pay any dividends on the preferred units or common units in the foreseeable future, except for tax distributions to the extent required by the LLC Agreement.
Equity Compensation Plan Information
In connection with the consummation of the Merger, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan. For more information regarding the Successor Equity Plan and the current equity arrangements between our named executive officers and Holdings see “Item 11 — Executive Compensation — Equity Issuances under Successor Equity Plan,” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” in this Annual Report on Form 10-K.

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)(1)	(b)(1)	(c)(1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2008	—	—	—

(1)
The Successor Equity Plan was approved by Holdings’ Board of Managers and its members on June 29, 2007. There are no options outstanding under the Successor Equity Plan; the only securities that have been issued pursuant to the Successor Equity Plan are preferred units and common units. See “Description of Equity Capital of Holdings” above for a description of the securities. There is no mandatory limitation on the number of securities remaining for issuance under the Successor Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Payments to Madison Dearborn and Avista
Upon closing of the Merger, we entered a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, at the closing of the Merger, they received a fee of $35.6 million plus out-of-pocket expenses incurred in connection with the Merger. On August 20, 2007, the management services agreement was amended and restated to include an affiliate of Avista as an additional party. As of March 15, 2009, Madison Dearborn and Avista are the beneficial owners of approximately 75.2% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. Pursuant to the amended management services agreement, Madison Dearborn and Avista will receive an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of the aforementioned services as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.
Management Equity Arrangements
Upon the consummation of the Merger, the Succesor Equity Plan was established to permit members of management (the “Management Investors”), board members and consultants the opportunity to purchase equity units of Holdings. Under the equity arrangements entered into pursuant to the Successor Equity Plan, the Management Investors each purchase a strip of securities comprised of preferred units and common units of Holdings. Through December 31, 2008, the purchase price paid by Management Investors has been $1,000 for the preferred units and $1.00 for the common units, the same as that paid by Madison Dearborn for the purchase of preferred units and common units issued in connection with the consummation of the Merger. Common units purchased pursuant to this strip of securities are 100% vested.
Under these equity arrangements, the Management Investors also purchase additional common units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 8.9% of Holdings’ total outstanding common units as of March 15, 2009. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.
Both the preferred unit/common unit strip and the founders common units are subject to restrictions on transfer, and all units purchased by a Management Investor are subject to the right of Holdings or, if not exercised by Holdings, the right of Madison Dearborn, to repurchase the units held by a Management Investor following a termination of his or her employment over a specified period of time. If neither Holdings nor Madison Dearborn elects to repurchase the units held by a Management Investor, he or she will have the right to sell such units to Holdings following the termination of his or her employment over a specified period of time. If an employee’s employment with us terminates for any reason other than for cause, vested units can be repurchased by or sold to Holdings at fair market value and unvested units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for cause, both vested and unvested common units can be repurchased by or sold to Holdings at the lower of original cost or fair market value.
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
The Management Investors, Madison Dearborn and certain other co-investors have entered into a securityholders agreement with Holdings under which Madison Dearborn has the right to require Holdings to register any or all of its securities under the Securities Act on Form S-1 or Form S-3, at Holding’s expense. Additionally, the Management Investors will be entitled to request the inclusion of their registrable securities in any registration statement at Holdings’ expense whenever Holdings proposes to register any offering of its securities.
The Management Investors, Madison Dearborn and certain other co-investors have also entered into the LLC Agreement, which specifies the rights and obligations of the members of Holdings and the rights of the various classes of limited liability company interests therein. Pursuant to the limited liability company agreement, the preferred units will be entitled to a return of capital after which the common units will share in future distributions on a pro rata basis. In addition, prior to an initial public offering or a sale of all or substantially all of the Company, each Management Investor will be required to vote his or her units in favor of a board of managers consisting of such representatives as Madison Dearborn designates and the Company’s Chief Executive Officer.
The following table sets forth the number of common units and preferred units of Holdings purchased by our executive officers pursuant to the Successor Equity Plan and beneficially owned as of March 15, 2009. Each officer paid $1.00 for each common unit and $1,000 for each preferred unit.

	Number of Class A	Number of Class A
Name	Common Units	Preferred Units

John M. Ballbach(1)	298,679.81	6,000.60
Jack L. Wyszomierski	83,923.28	2,060.73
George Van Kula	70,436.46	1,729.56
Matthew C. Malenfant	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43
Manuel Brocke-Benz	39,131.37	960.87
Paul A. Dumas	29,348.52	720.65
Theodore C. Pulkownik	97,828.42	2,402.17
Jon Michael Colyer	25,435.39	624.56
Gregory L. Cowan	14,244.52	349.77

(1)
Includes 45,874.54 common units and 921.72 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 43,729.40 common units and 878.30 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust. Mr. Ballbach is the trustee of both Trusts.

Miscellaneous
The Company, through its subsidiaries, sells certain products to Navilyst Medical, Inc. (“Navilyst”), which is a portfolio company of affiliated funds of Avista. In 2008, we had less than $150,000 of net sales to Navilyst.
The Company, through its subsidiaries, sells certain products to BioReliance Corporation (“BioReliance”), which is a portfolio company of affiliated funds of Avista. In 2008, we had less than $150,000 of net sales to BioReliance.
The Company, through its subsidiaries, sells certain products to ConvaTec, which is a portfolio company of affiliated funds of Avista. In 2008, we had less than $330,000 of net sales to ConvaTec.
The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2008, we had less than $200,000 of net purchases from CDW.

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
Director Independence
The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2008 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.
(1) Robert L. Barchi
(2) Edward Blechschmidt
(3) Robert P. DeCresce
(4) Robert J. Zollars
In addition, the Board has determined that Pamela Forbes Lieberman, who is a non-employee Director elected to the Board in January 2009, satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company. In determining Dr. Barchi’s independence, the Board considered that the company had net sales to Thomas Jefferson University of less than $30,000 during 2008. In determining Mr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1 million.
The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees during 2008. Messrs. Alexos, Ballbach, Dean, del Salto, Kraemer and Sullivan are not independent.

Nominating &
Corporate Governance
Audit Committee	Compensation Committee	Finance Committee	Committee
Nicholas W. Alexos	Timothy P. Sullivan	John M. Ballbach	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	John M. Ballbach
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Harry M. Jansen	Robert L. Barchi
Kraemer, Jr.	Thompson Dean
In addition, Ms. Forbes Lieberman was appointed to the Audit Committee in January 2009 upon her election to the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007. Fees and expenses for services rendered by KPMG in 2008 and 2007 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2008	2007
	(dollars in thousands)
Audit Fees (1)	$3,558	$4,484
Audit-Related Fees (2)	81	1,106
Tax Fees (3)	—	39

	$3,639	$5,629

(1)
2008 and 2007 audit fees relate to the audit of the Company’s global operations including statutory audits, fees related to the audit of internal controls over financial reporting and fees related to various European employee benefit plan audits.

(2)
Audit-related services in 2008 include agreed upon procedures reports primarily associated with the statutory merger of certain foreign entities. Audit-related services in 2007 primarily includes assistance with due diligence associated with the Merger and various other procedures associated with the Offering Circulars for the Senior Notes and Senior Subordinated Notes, the Senior Secured Credit Facility, and the December 2007 filing of a registration statement on Form S-4 with respect to the Senior Notes.

(3)	Fees for the year ended 2007 relate to tax compliance services.
Pre-Approval Policy for Auditor Services
The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by the Company’s auditor in order to assure that providing such services will not impair the auditor’s independence.
The Audit Committee has the sole and direct responsibility and authority for the appointment, termination and compensation to be paid to the independent registered public accounting firm. The Committee has the responsibility to approve, in advance of the provision thereof, all audit services and permissible non-audit services to be performed by the independent registered public accounting firm as well as compensation to be paid with respect to such services.
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

Page
VWR FUNDING, INC. (Successor) and CDRV INVESTORS, INC. (Predecessor)

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2008 and 2007	45

Consolidated Statements of Operations for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	46

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	47

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	49

Notes to Consolidated Financial Statements	50

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2008, the periods included in the year ended December 31, 2007 and for the year ended December 31, 2006	137

Exhibit*
Number		Description of Documents	Method of Filing

3.1		Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007

3.2	(a)
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
Previously filed as Exhibit 3.2(a) to Form S-4, filed on December 21, 2007

3.2	(b)	Amendment to said Bylaws	Previously filed as Exhibit 3.2(b) to Form S-4, filed on December 21, 2007

4.1	(a)
Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation
Previously filed as Exhibit 4.5 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1	(b)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1	(c)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1	(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004

4.1	(e)	Supplemental Indenture, effective as of June 29, 2007, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2	(a)
Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein
Previously filed as Exhibit 4.5(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2	(b)
Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent
Previously filed as Exhibit 4.5(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.3	(a)
Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.25% Senior Notes due 2015 (including form of Note attached as an exhibit thereto)
Previously filed as Exhibit 4.6(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.3	(b)	Purchase Agreement, dated as of June 26, 2007, by and among VWR Funding, Inc. and the Representatives of the Purchasers named therein, relating to 10.25% Senior Notes due 2015	Previously filed as Exhibit 4.6(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.3	(c)
Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Representatives of the Purchasers named therein
Previously filed as Exhibit 4.6(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit*
Number		Description of Documents	Method of Filing

4.4	(a)
Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)
Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4	(b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Previously filed as Exhibit 4.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4	(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.7(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(c)	Second Amendment to said Merger Agreement, dated May 30, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2		Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.3	(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(d)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.4	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.4	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and John M. Ballbach**	Filed herewith

10.4	(c)	Amendment to Employment Letter, dated February 10, 2009, between VWR International, LLC and John M. Ballbach**	Filed herewith

10.5	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Jack L. Wyszomierski**	Previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit*
Number		Description of Documents	Method of Filing

10.5	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Jack L. Wyszomierski**	Filed herewith

10.6	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and George Van Kula**	Previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.6	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and George Van Kula**	Filed herewith

10.7	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Theodore C. Pulkownik**	Previously filed as Exhibit 10.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.7	(b)	Supplemental Employment Letter, dated July 25, 2007, between VWR International, LLC and Theodore C. Pulkownik**	Previously filed as Exhibit 10.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.7	(c)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Theodore C. Pulkownik**	Filed herewith

10.8	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Matthew Malenfant**	Previously filed as Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2007

10.8	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Matthew Malenfant**	Filed herewith

10.9	(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.9	(b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.10	(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.10	(b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.11	(a)	VWR International Amended and Restated Retirement Plan**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11	(b)	Amendment No. 1 to said Retirement Plan**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11	(c)	Amendment No. 2 to said Retirement Plan**	Previously filed as Exhibit 10.8(c) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11	(d)	Amendment No. 3 to said Retirement Plan**	Filed herewith

10.12		VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Filed herewith

10.13		VWR International Retention Bonus Plan**	Previously filed as Exhibit 10.3 to VWR International, Inc. Form 8-K, filed on December 12, 2006

10.14		Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

Exhibit*
Number	Description of Documents	Method of Filing

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.
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
March 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Ballbach John M. Ballbach	Chairman, President and Chief Executive Officer	March 30, 2009

/s/ Jack L. Wyszomierski Jack L. Wyszomierski	Executive Vice President and Chief Financial Officer	March 30, 2009

/s/ Gregory L. Cowan Gregory L. Cowan	Vice President and Corporate Controller	March 30, 2009

Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ George Van Kula George Van Kula	Attorney-in-fact	March 30, 2009

Schedule II — Valuation of Qualifying Accounts
VWR FUNDING, INC.
For the Year Ended December 31, 2008 and for the Period June 30 – December 31, 2007 (Successor)

	Balance at		Foreign Currency	Increase/ (Deductions)	Balance at
	Beginning of	Charged to	Translation	From	End of
	Period	Income	Adjustment	Reserves	Period
	(Dollars in millions)
Year ended December 31, 2008
Allowance for doubtful receivables(1)	$12.0	$2.7	$(0.8)	$(3.8)	$10.1
Valuation allowance on deferred taxes(2)	$36.2	$2.8	$(2.4)	$10.6	$47.2
June 30, 2007 – December 31, 2007
Allowance for doubtful receivables(1)	$9.6	$2.6	$0.4	$(0.6)	$12.0
Valuation allowance on deferred taxes(2)	$43.6	$3.1	$3.4	$(13.9)	$36.2

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.
(2)	Increase/(deductions) from reserves indicates utilization and other adjustments not charged or credited to income.

CDRV INVESTORS, INC.
For the Period January 1 – June 29, 2007 and for the Year Ended December 31, 2006 (Predecessor)

	Balance at		Foreign Currency	Increase/ (Deductions)	Balance at
	Beginning of	Charged to	Translation	From	End of
	Period	Income	Adjustment	Reserves	Period
	(Dollars in millions)
January 1, 2007 – June 29, 2007
Allowance for doubtful receivables(1)	$9.8	$1.0	$0.2	$(1.4)	$9.6
Valuation allowance on deferred taxes(2)	$39.5	$0.1	$0.8	$3.2	$43.6
Year ended December 31, 2006
Allowance for doubtful receivables(1)	$6.6	$6.0	$0.4	$(3.2)	$9.8
Valuation allowance on deferred taxes(2)	$21.8	$0.3	$2.8	$14.6	$39.5

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increase from reserves indicates utilization and other adjustments not charged or credited to income.

EXHIBIT INDEX

Exhibit*
Number		Description of Documents

10.4	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and John M. Ballbach**

10.4	(c)	Amendment to Employment Letter, dated February 10, 2009, between VWR International, LLC and John M. Ballbach**

10.5	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Jack L. Wyszomierski**

10.6	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and George Van Kula**

10.7	(c)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Theodore C. Pulkownik**

10.8	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Matthew Malenfant**

10.11	(d)	Amendment No. 3 to said Retirement Plan**

10.12		VWR International, LLC Amended and Restated Supplemental Benefits Plan**

12.1		Computation of Ratio of Earnings to Fixed Charges

21.1		List of Subsidiaries

24		Power of Attorney

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2		Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.