Form 10-Q
period 2009-03-31
VWR Funding, Inc.
filed 2009-05-15
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 15, 2009 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$42.9	$42.0
Compensating cash balance	95.2	100.7
Trade accounts receivable, less reserves of $10.8 and $10.1, respectively	473.2	472.2
Other receivables	22.8	34.4
Inventories	264.8	284.8
Other current assets	26.4	29.8

Total current assets	925.3	963.9
Property and equipment, net	181.3	190.1
Goodwill	1,746.9	1,784.7
Other intangible assets, net	1,959.3	2,012.9
Deferred income taxes	12.9	14.2
Other assets	118.4	119.1

Total assets	$4,944.1	$5,084.9

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$163.0	$165.0
Accounts payable	348.9	356.5
Accrued expenses	167.1	189.8

Total current liabilities	679.0	711.3
Long-term debt and capital lease obligations	2,602.6	2,650.6
Other long-term liabilities	126.8	121.5
Deferred income taxes	533.6	546.7

Total liabilities	3,942.0	4,030.1
Redeemable equity units	45.1	46.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,362.0	1,360.4
Accumulated deficit	(372.4)	(383.6)
Accumulated other comprehensive (loss) income	(32.6)	31.6

Total stockholders’ equity	957.0	1,008.4

Total liabilities, redeemable equity units and stockholders’ equity	$4,944.1	$5,084.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$841.2	$922.6
Cost of goods sold	596.8	661.5

Gross profit	244.4	261.1
Selling, general and administrative expenses	202.0	220.6

Operating income	42.4	40.5
Interest income	0.8	1.4
Interest expense	(63.1)	(64.6)
Other income (expense), net	36.6	(75.0)

Income (loss) before income taxes	16.7	(97.7)
Income tax (provision) benefit	(5.5)	40.9

Net income (loss)	$11.2	$(56.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Three Months Ended March 31, 2009
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Balance at December 31, 2008	1,000	$—	$1,360.4	$(383.6)	$31.6	$1,008.4
Capital contributions from parent	—	—	0.2	—	—	0.2
Share-based compensation expense associated with our parent company equity plan	—	—	0.9	—	—	0.9
Reclassification of redeemable equity units	—	—	0.5	—	—	0.5
Comprehensive loss:
Net income	—	—	—	11.2	—	11.2
Other comprehensive loss	—	—	—	—	(64.2)	(64.2)

Total comprehensive loss						(53.0)

Balance at March 31, 2009	1,000	$—	$1,362.0	$(372.4)	$(32.6)	$957.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$11.2	$(56.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28.7	28.0
Net unrealized translation (gain) loss	(35.8)	74.0
Net unrealized loss on interest rate swaps	7.0	—
Non-cash equity compensation expense	0.9	1.1
Amortization of debt issuance costs	2.4	2.4
Deferred income tax benefit	(1.9)	(52.7)
Other, net	2.4	0.9
Changes in working capital:
Trade accounts receivable	(12.8)	(31.3)
Inventories	15.3	10.5
Other current and non-current assets	9.3	10.2
Accounts payable	0.2	2.9
Accrued expenses and other liabilities	(16.8)	(17.9)

Net cash provided by (used in) operating activities	10.1	(28.7)

Cash flows from investing activities:
Acquisitions of businesses and other intangible assets	(1.4)	(0.6)
Capital expenditures	(5.2)	(7.4)
Proceeds from sales of property and equipment	—	0.2

Net cash used in investing activities	(6.6)	(7.8)

Cash flows from financing activities:
Proceeds from debt	161.9	120.0
Repayment of debt	(161.4)	(97.2)
Net change in bank overdrafts	(5.5)	12.6
Net change in compensating cash balance	5.5	(9.7)
Proceeds from equity and stock incentive plans	0.2	0.4
Repurchase of redeemable equity units	(2.7)	—
Debt issuance costs	—	(1.0)

Net cash (used in) provided by financing activities	(2.0)	25.1

Effect of exchange rate changes on cash	(0.6)	1.4

Net increase (decrease) in cash and cash equivalents	0.9	(10.0)
Cash and cash equivalents beginning of period	42.0	45.0

Cash and cash equivalents end of period	$42.9	$35.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$69.4	$82.3
Income taxes paid, net	$4.7	$6.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Dollars in millions)
(Unaudited)
(1) Background, Nature of Operations and Basis of Presentation
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn beneficially own approximately 75% of our outstanding common stock through their ownership interests in Holdings. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries before and/or after the Merger and the name change, as the context requires.
VWR Funding, Inc. offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation, which comprise only a small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment.
The accompanying condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and considering other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
Certain amounts from prior periods presented in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(2) New Accounting Standards
(a) Recently Adopted Accounting Standards
During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). We adopted SFAS 157 with respect to certain financial instruments on January 1, 2008. We adopted SFAS 157 with respect to our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis on January 1, 2009. Non-recurring non-financial assets and liabilities include those measured at fair value for indefinite-lived intangible asset and goodwill impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in a business combination. To date, our adoption of SFAS 157 with respect to non-recurring non-financial assets and liabilities has had no impact on our condensed consolidated financial statements. See Note 3 for more information on our financial assets and liabilities measured at fair value on a recurring basis.
During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaced SFAS No. 141, but retains its fundamental requirements. SFAS 141R is expected to change our application of the acquisition method of accounting in a number of respects. SFAS 141R requires that: (1) all assets and liabilities of an acquired business, including goodwill, generally be recorded at fair value; (2) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (3) acquisition-related transaction and restructuring costs be expensed and (4) when making adjustments to finalize initial accounting, any previously issued post-acquisition financial information in future financial statements be revised to reflect adjustments as if they had been recorded on the acquisition date. We will apply SFAS 141R to business combinations for which the acquisition date is on or after January 1, 2009 and accounting for valuation allowances on deferred taxes and acquired tax contingencies for prior business combinations. There was no impact upon our initial adoption but SFAS 141R may materially affect our accounting for future acquisitions.
During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 became effective for the Company on January 1, 2009. Because we do not have any noncontrolling or minority interests, the adoption of SFAS 160 had no impact on our condensed consolidated financial statements.
During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretations, and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 became effective for the Company on January 1, 2009. See Note 3 for related disclosures.
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. FSP 142-3 became effective for the Company on January 1, 2009. To date FSP 142-3 has had no impact on our condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(b) Recently Issued Accounting Standards
During December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132R-1”) to provide increased disclosure around plan assets similar to the disclosure principles of SFAS 157. FSP 132R-1 will become effective for the Company’s disclosures as of December 31, 2009. We expect the adoption of FSP 132R-1 to affect disclosure but to have no impact on our financial position or results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP will become effective for the Company as of June 30, 2009 and will require interim disclosures of the fair value of financial instruments.
In April 2009, the FASB issued FSP FAS 157-4 (“FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance in FAS 157-4 will become effective for the Company as of June 30, 2009. We anticipate the adoption of FAS 157-4 will have no impact on our financial statements.
(3) Financial Instruments
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
(a) Recurring Fair Value Measures
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$3.6	$—	$3.6	$—

Liabilities
Interest rate swap arrangements	$(56.9)	$—	$(56.9)	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$5.1	$—	$5.1	$—

Liabilities
Interest rate swap arrangements	$(49.9)	$—	$(49.9)	$—

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(b) Derivative Instruments and Hedging Activities
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
The fair value of the interest rate swaps as of June 29, 2007 was a liability of $2.1, representing an unrealized loss on derivative transaction, with a corresponding adjustment to accumulated other comprehensive income (loss), which is being amortized to interest expense over the remaining term of the hedged instruments.
The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). Effective June 30, 2008, the Company amended the USD Swap and Euro Swap to secure lower fixed rates of interest of 5.40% and 4.56%, respectively, and further amended the floating leg of the instrument to one-month U.S. Libor and one-month Euribor, respectively. There were no other changes in the terms and conditions of the original swaps. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” Upon entering into the Amended Swaps, the Company discontinued hedge accounting for the original swaps and measured the fair value of the USD Swap and the Euro Swap. As of June 30, 2008, $10.5, representing a net unrealized loss, was included in other comprehensive income (loss). This net unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.
The Amended Swaps were designated as cash flow hedges, but during the third quarter of 2008 the amended USD Swap no longer qualified for hedge accounting and there was measured ineffectiveness associated with our amended Euro Swap. Accordingly, we discontinued hedge accounting under the Amended USD Swap, effective July 1, 2008, and under the Amended Euro Swap, effective October 1, 2008. The cumulative effective portions of changes in fair value of the Amended Swaps was $3.5, in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.
Subsequent to September 30, 2008, changes in the fair value of the Amended Swaps are recognized as a non-cash component of interest expense, but such changes will not impact the Company’s operating cash flows until realized. During the year ended December 31, 2008, we recognized non-cash net unrealized losses on our Amended Swaps of $35.4.
As of March 31, 2009, the Amended Swaps effectively convert $375.0 of variable rate U.S. dollar-denominated debt and €260.0 million ($346.0 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to moderate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Cash flows from foreign currency forward contracts which are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. The notional value of our outstanding foreign currency forward contracts was $74.2 and $50.1 as of March 31, 2009 and December 31, 2008, respectively.
In June 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward agreements with notional amounts totaling €621.4 million. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge exposure to possible changes in foreign exchange rates between the Euro and U.S dollar. These agreements were settled on June 29, 2007 upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $9.8 to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis as of March 31, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$3.9	Other current assets	$5.3	Other current assets	$(0.3)	Other current assets	$(0.2)

Derivatives not designated as hedging instruments
Interest rate swap derivatives		—		—	Other long-term liabilities	(56.9)	Other long-term liabilities	(49.9)

Total derivatives		$3.9		$5.3		$(57.2)		$(50.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
The following table reflects the amount of losses on our derivative instruments and classification within our statement of operations, or equity in the case of any effective portion of cash flow hedges, for the three months ended March 31, 2009:

	Amount of Gain (Loss)
	Recognized in	Location of Gain (Loss)	Amount of Gain (Loss)
	Other	Reclassified from	Reclassified from
	Comprehensive	Other Comprehensive	Other Comprehensive
	Income	Income into Earnings	Income into Earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)

Derivatives in cash flow hedging relationships
Interest rate swap derivatives	$—	Interest expense	$(1.1)
Foreign currency forward contracts	(0.1)	Cost of goods sold	1.4
Foreign currency forward contracts	—	Interest expense	(0.3)

Total	$(0.1)		$—

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Earnings	Earnings

Derivatives not designated as hedging instruments
Interest rate swap derivatives	Interest expense	$(7.0)
As of March 31, 2009, approximately $5.4 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.
(4) Goodwill and Other Intangible Assets
As a result of the Merger, and to a lesser extent due to acquisitions completed subsequent to the Merger, we carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 in North American Lab, $88.0 in European Lab and $102.0 in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors. No impairments were recognized during the three months ended March 31, 2009 as there were no indicators of impairment. Should indication of an impairment develop, such as a material decline in the future profitability of our reporting units, an increase in discount rates or a decline in market multiples, additional non-cash impairment charges may be required.
The following table reflects changes in the carrying amount of goodwill by segment during the three months ended March 31, 2009:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2009	$915.7	$832.5	$36.5	$1,784.7
Adjustments to Merger and other acquisitions	—	1.1	—	1.1
Currency translation changes	(1.3)	(37.6)	—	(38.9)

Balance at March 31, 2009	$914.4	$796.0	$36.5	$1,746.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	March 31,	December 31,
	Period (Years)	2009	2008
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $64.6 and $55.5)	20.0	$674.8	$685.4
Customer relationships in Europe (net of accumulated amortization of $40.6 and $36.3)	19.8	422.0	446.4
Customer relationships in Science Education (net of accumulated amortization of $11.5 and $9.8)	20.0	119.5	121.2
Chemical supply agreement (net of accumulated amortization of $13.3 and $11.9)	7.0	39.9	43.7
Other (net of accumulated amortization of $5.5 and $5.0)	5.6	12.3	13.2

Total amortizable intangible assets (net of accumulated amortization of $135.5 and $118.5)	19.4	1,268.5	1,309.9
Indefinite-lived intangible assets:
Trademarks and tradenames		690.8	703.0

Total intangible assets, net		$1,959.3	$2,012.9

Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended
	March 31,
	2009	2008

Amortization expense	$19.5	$20.3
(5) Debt
The following is a summary of our debt obligations:

	March 31,	December 31,
	2009	2008

Senior Secured Credit Facility	$1,467.9	$1,504.8
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	519.7	527.3
Compensating cash balance	95.2	100.7
Capital leases	5.2	5.6
Other debt	2.6	2.2

Total debt	2,765.6	2,815.6
Less short-term portion	(163.0)	(165.0)

Total long term-portion	$2,602.6	$2,650.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($798.5 on a U.S. dollar equivalent basis as of March 31, 2009), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).
As of March 31, 2009, an aggregate U.S. dollar equivalent of $54.4 was outstanding under the multi-currency revolving loan facility, consisting of $3.8 in swingline loans and £14.4 million ($20.6 on a U.S. dollar equivalent basis) and $30.0 of revolving loans. In addition, we had $11.8 of undrawn letters of credit outstanding. As of March 31, 2009, we had $183.8 of available borrowing capacity under the multi-currency revolving loan facility.
As of March 31, 2009, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 3.02% and 3.65%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at a weighted average rate of 3.42%. As of March 31, 2009, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 3 for information on our interest rate swap arrangements.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $675.0 as of March 31, 2009, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. To date, the Company has paid only Cash Interest.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.0 million ($166.4 on a U.S. dollar equivalent basis as of March 31, 2009) and in U.S. dollars in an aggregate principal amount currently outstanding of $353.3. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date prior to June 30, 2010, the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
As of March 31, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.
(6) Other Income (Expense), net
Other income (expense), net is comprised of exchange gains and losses from foreign currency transactions and/or translation. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to foreign currency risk, principally with respect to the Euro.
Our net exchange gain of $36.6 for the three months ended March 31, 2009 was substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss of $75.0 for the three months ended March 31, 2008 was substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
(7) Defined Benefit Plans
Net periodic pension cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended March 31,
	U.S. Retirement Plan		German, French and UK Plans
	2009	2008	2009	2008

Service cost	$—	$0.3	$0.4	$0.8
Interest cost	2.3	2.2	1.2	1.4
Expected return on plan assets	(2.8)	(2.0)	(0.6)	(1.2)
Recognized net actuarial gain	(1.0)	—	—	—

Net periodic pension (income) cost	$(1.5)	$0.5	$1.0	$1.0

Net periodic pension income recognized under the U.S. Retirement Plan in 2009 is primarily the result of amortization of actuarial gains on plan assets.
During April 2009, the U.S. Retirement Plan sold a portion of its holdings in certain fixed income funds (which primarily invest in interest rate swaps) and expects to invest the proceeds and certain other holdings in other fixed income funds. Accordingly, the Company may update its actuarial assumptions used in the measurement of net periodic pension income during the second quarter of 2009.
The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2009, and expects to make no contributions during the remainder of 2009. The Company made contributions to our significant non-U.S. plans of $0.4 during the three months ended March 31, 2009, and expects to make additional contributions of approximately $1.0 during the remainder of 2009.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(8) Share-Based Compensation
Share-based compensation expense was $0.9 and $1.1 during the three months ended March 31, 2009 and 2008, respectively.
(9) Income Taxes
(a) Effective Tax Rate
During the three months ended March 31, 2009, we recognized an income tax provision of $5.5 on pre-tax income of $16.7, resulting in an effective tax rate of 32.9%. Our provision in the 2009 period is primarily the result of taxes on operating profits generated in our domestic and foreign operations, as well as the recognition of net exchange gains (see Note 6) in excess of interest expense in our domestic operations.
During the three months ended March 31, 2008, we recognized an income tax benefit of $40.9 on pre-tax loss of $97.7, resulting in an effective tax benefit rate of 41.9%. The benefit recognized in the first quarter of 2008 primarily reflects our recognition of a deferred benefit associated with domestic net operating losses as well as the recognition of net exchange losses (see Note 6) in our domestic operations, net of taxes on operating profits in our foreign operations.
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Examinations are currently in process in France. Substantially all state and local income tax matters have been finalized through 2004. Changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the quarter ended March 31, 2009 were not material.
Based on the status of examinations, it is not reasonably possible to determine if these examinations will be concluded in the next twelve months, and accordingly, it is not possible to estimate the impact through March 2010, if any, to our tax exposure reserves.
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$11.2	$(56.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(63.4)	112.1
Unrealized loss on derivatives, net of taxes of $0.5 and $5.4	(1.0)	(9.1)
Amortization of realized loss on derivatives, net of taxes of $(0.6) and $(0.2)	0.8	0.2
Amortization of net actuarial gain, net of taxes of $0.4	(0.6)	—

	$(53.0)	$46.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
(11) Commitments and Contingencies
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
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we have provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. We intend to formally respond to the GFCO’s assertion during the second quarter of 2009. We cannot assess the likely outcome of the investigation or potential economic impact associated with an adverse ruling. As a result of the Merger and the related purchase accounting, we recorded certain amortizable intangible assets related to our European Distribution Agreement with Merck KGaA. As of March 31, 2009, the unamortized net book value of these intangible assets was $39.9.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
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

	Three Months Ended
	March 31,
	2009	2008
Net sales
North American Lab	$489.5	$523.4
European Lab	324.8	372.7
Science Education	26.9	26.5

Total	$841.2	$922.6

	Three Months Ended
	March 31,
	2009	2008
Operating income (loss)
North American Lab	$25.4	$25.3
European Lab	19.3	18.2
Science Education	(2.3)	(3.0)

Total	42.4	40.5
Interest income	0.8	1.4
Interest expense	(63.1)	(64.6)
Other income (expense), net	36.6	(75.0)

Income (loss) before income taxes	$16.7	$(97.7)

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
The following condensed consolidating financial statements present the balance sheet at March 31, 2009 and December 31, 2008 and statements of operations and cash flows for the three months ended March 31, 2009 and 2008 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$0.3	$1.0	$41.6	$—	$42.9
Compensating cash balance	—	—	95.2	—	95.2
Trade accounts receivable, net	—	197.8	275.4	—	473.2
Inventories	—	139.7	125.1	—	264.8
Other current assets	—	9.8	39.4	—	49.2
Intercompany receivables	11.7	5.1	—	(16.8)	—

Total current assets	12.0	353.4	576.7	(16.8)	925.3
Property and equipment, net	—	80.1	101.2	—	181.3
Goodwill	—	900.2	846.7	—	1,746.9
Other intangible assets, net	—	1,157.1	802.2	—	1,959.3
Deferred income taxes	154.1	—	12.9	(154.1)	12.9
Investment in subsidiaries	2,584.7	1,633.9	—	(4,218.6)	—
Other assets	47.7	65.6	5.1	—	118.4
Intercompany loans	1,029.9	126.1	53.6	(1,209.6)	—

Total assets	$3,828.4	$4,316.4	$2,398.4	$(5,599.1)	$4,944.1

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$65.0	$0.4	$97.6	$—	$163.0
Accounts payable	—	177.0	171.9	—	348.9
Accrued expenses	17.5	55.6	94.0	—	167.1
Intercompany payables	1.0	0.3	15.5	(16.8)	—

Total current liabilities	83.5	233.3	379.0	(16.8)	679.0
Long-term debt and capital lease obligations	2,597.6	1.8	3.2	—	2,602.6
Other long-term liabilities	57.3	15.4	54.1	—	126.8
Deferred income taxes	—	432.9	254.8	(154.1)	533.6
Intercompany loans	87.9	1,049.2	72.5	(1,209.6)	—

Total liabilities	2,826.3	1,732.6	763.6	(1,380.5)	3,942.0
Redeemable equity units	45.1	—	—	—	45.1
Total stockholders’ equity	957.0	2,583.8	1,634.8	(4,218.6)	957.0

Total liabilities, redeemable equity units and stockholders’ equity	$3,828.4	$4,316.4	$2,398.4	$(5,599.1)	$4,944.1

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2008

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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$452.0	$392.4	$(3.2)	$841.2
Cost of goods sold	—	334.8	265.2	(3.2)	596.8

Gross profit	—	117.2	127.2	—	244.4
Selling, general and administrative expenses	0.8	98.3	107.8	(4.9)	202.0

Operating (loss) income	(0.8)	18.9	19.4	4.9	42.4
Interest expense, net of interest income	(49.7)	(11.6)	(1.0)	—	(62.3)
Other income (expense), net	37.3	10.5	(6.3)	(4.9)	36.6

(Loss) income before income taxes and equity in earnings of subsidiaries	(13.2)	17.8	12.1	—	16.7
Income tax benefit (provision)	6.3	(7.2)	(4.6)	—	(5.5)
Equity in earnings of subsidiaries, net of tax	18.1	7.5	—	(25.6)	—

Net income (loss)	$11.2	$18.1	$7.5	$(25.6)	$11.2

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$479.5	$452.6	$(9.5)	$922.6
Cost of goods sold	—	358.3	312.7	(9.5)	661.5

Gross profit	—	121.2	139.9	—	261.1
Selling, general and administrative expenses	0.8	104.8	119.8	(4.8)	220.6

Operating (loss) income	(0.8)	16.4	20.1	4.8	40.5
Interest expense, net of interest income	(42.8)	(19.3)	(1.1)	—	(63.2)
Other income (expense), net	(75.5)	(8.2)	13.5	(4.8)	(75.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(119.1)	(11.1)	32.5	—	(97.7)
Income tax benefit (provision)	46.2	4.8	(10.1)	—	40.9
Equity in earnings of subsidiaries, net of tax	16.1	22.4	—	(38.5)	—

Net (loss) income	$(56.8)	$16.1	$22.4	$(38.5)	$(56.8)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(54.1)	$43.6	$20.6	$—	$10.1

Cash flows from investing activities:
Intercompany investing transactions	53.5	5.3	—	(58.8)	—
Acquisitions of businesses and other intangible assets	—	—	(1.4)	—	(1.4)
Capital expenditures	—	(2.9)	(2.3)	—	(5.2)

Net cash provided by (used in) investing activities	53.5	2.4	(3.7)	(58.8)	(6.6)

Cash flows from financing activities:
Intercompany financing transactions	—	(53.5)	(5.3)	58.8	—
Proceeds from debt	161.4	—	0.5	—	161.9
Repayment of debt	(161.1)	(0.1)	(0.2)	—	(161.4)
Other financing activities, net	(2.5)	—	—	—	(2.5)

Net cash provided by (used in) financing activities	(2.2)	(53.6)	(5.0)	58.8	(2.0)

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	(2.8)	(7.6)	11.3	—	0.9
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.3	$1.0	$41.6	$—	$42.9

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(59.5)	$21.9	$8.9	$—	$(28.7)

Cash flows from investing activities:
Intercompany investing transactions	38.8	1.1	—	(39.9)	—
Capital expenditures	—	(4.3)	(3.1)	—	(7.4)
Other investing activities, net	—	—	(0.4)	—	(0.4)

Net cash provided by (used in) investing activities	38.8	(3.2)	(3.5)	(39.9)	(7.8)

Cash flows from financing activities:
Intercompany financing transactions	—	(38.8)	(1.1)	39.9	—
Proceeds from debt	119.9	—	0.1	—	120.0
Repayment of debt	(97.1)	—	(0.1)	—	(97.2)
Other financing activities, net	(0.6)	9.6	(6.7)	—	2.3

Net cash provided by (used in) financing activities	22.2	(29.2)	(7.8)	39.9	25.1

Effect of exchange rate changes on cash	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	1.5	(10.5)	(1.0)	—	(10.0)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$2.6	$5.6	$26.8	$—	$35.0

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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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

Overview
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC pursuant to a merger (the “Merger”). The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future as follows:
•
As a result of accounting for the Merger using the purchase method of accounting, our assets and liabilities were adjusted to their respective fair values. A significant portion of the purchase price was allocated to goodwill and amortizable and indefinite-lived intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger.

In addition, our results of operations in the fourth quarter of 2008 were materially impacted due to the recognition of a non-cash impairment charge of $392.1 million, relating to our goodwill and indefinite-lived intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors. No impairments were recognized during the three months ended March 31, 2009 as there were no indicators of impairment. Should indication of an impairment develop, such as a material decline in the future profitability of our reporting units, an increase in discount rates or a decline in market multiples, additional non-cash impairment charges may be required.

•
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

Further, as a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an exchange gain or loss each period. As a result, this exposes our operating results to risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro.

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

We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to primary and secondary schools. Our operations in Asia Pacific are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our regional commercial operations in Asia Pacific are included in our North American Lab segment.
We experienced declining net sales and gross profit across our North American Lab and European Lab segments during the three months ended March 31, 2009, compared to the same period in 2008. These declines were driven primarily by changes in foreign currency exchange rates, in particular with respect to the U.S. dollar versus the Euro, British pound sterling and the Canadian dollar, and further negatively impacted by decreasing sales volume in a challenging economic environment. However, operating income in our lab businesses increased over prior year, as improvements in gross profit due to pricing actions and cost saving initiatives more than offset the decline in sales volume and the negative impact of changes in foreign currency exchange rates. Net sales and operating loss moderately improved in our Science Education segment during the three months ended March 31, 2009, compared to the same period in 2008. Our consolidated net income increased to $11.2 million for the three months ended March 31, 2009 from $(56.8) million of net loss for the same period of 2008.
Our results of operations for the three months ended March 31, 2009 as compared to the same period in 2008 were impacted, in particular, by changes in foreign currency exchange rates, acquisitions of certain businesses within our European Lab segment and by foreign currency translation, including our recognition of net unrealized translation gains (losses). See “Factors Affecting Our Operating Results” and “Results of Operations” below for further discussion of these and other factors.
In addition to these factors, we believe that our results of operations and cash flows beyond March 31, 2009 could be adversely impacted by:
•
a reduction in spending by customers across virtually all industries our laboratory businesses serve due, in part, to a further and/or prolonged deterioration in economic conditions and liquidity pressures; and

•	rising product prices from our suppliers, as well as the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements.
We intend to minimize the impact of these risks by implementing market expansion initiatives, continuing various cost-saving and productivity actions, promoting private label options and/or seeking to pass on supplier product cost increases to our customers and managing freight cost increases. We believe that, through March 31, 2009, we have been successful in protecting our laboratory business operating margins through the implementation of these measures. Our prospective financial results could be adversely affected if these measures, or others we may implement, are not sufficient in the future to cover additional cost increases or if the negative global economic conditions worsen or are prolonged.
We also believe that general economic conditions in the United States and the resulting reduction in discretionary spending by schools in the second half of 2008 have adversely impacted, and may continue to adversely impact, the financial results of our Science Education segment beyond March 31, 2009.
While each of the Company’s segments may benefit from increased governmental funding or global economic stimulus initiatives, it is difficult to anticipate the impact and timing of such actions on our customer spending.

Factors Affecting Our Operating Results
Acquisitions
The Company made the following acquisitions during 2008:

		Product / Service		Business
Acquisition Date	Entity Name	Offering	Location	Segment
October 1, 2008	Omnilab AG (“Omnilab AG”)	Laboratory supply	Switzerland	European Lab
August 1, 2008	Spektrum-3D Kft (“Spektrum”)	Laboratory supply	Hungary	European Lab
April 1, 2008	Jencons (Scientific) Limited (“Jencons”)	Laboratory supply	United Kingdom	European Lab
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
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense) as an exchange gain or loss each period. As a result, our operating results are exposed to risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange gain of $36.6 million recorded during the three months ended March 31, 2009 was substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss of $75.0 million recorded during the three months ended March 31, 2008 was substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
			Change
	2009	2008	Amount	%

North American Lab	$489.5	$523.4	$(33.9)	(6.5)%
European Lab	324.8	372.7	(47.9)	(12.9)%
Science Education	26.9	26.5	0.4	1.5%

Total	$841.2	$922.6	$(81.4)	(8.8)%

Net sales for the three months ended March 31, 2009 decreased $81.4 million or 8.8% from the comparable period of 2008. Foreign currency decreased net sales by approximately $68.4 million while the acquisitions of Jencons, Spektrum and Omnilab AG (the “Acquisitions”) increased net sales by approximately $11.8 million. Accordingly, net sales from comparable operations decreased approximately $24.8 million or 2.7% from the comparable period 2008.
Net sales in our North American Lab segment for the three months ended March 31, 2009 decreased $33.9 million or 6.5% from the comparable period of 2008. Foreign currency decreased net sales by approximately $13.5 million. Accordingly, net sales related to comparable operations decreased approximately $20.4 million or 3.9% from the comparable period of 2008.
Net sales in our European Lab segment for the three months ended March 31, 2009 decreased $47.9 million or 12.9% from the comparable period of 2008. Foreign currency decreased net sales by approximately $54.9 million while the Acquisitions increased net sales by approximately $11.8 million. Accordingly, net sales related to comparable operations decreased approximately $4.8 million or 1.3% from the comparable period of 2008.
Net sales in our Science Education segment for the three months ended March 31, 2009 increased $0.4 million or 1.5% over the comparable period of 2008. This increase was primarily due to increases in sales to international customers partially offset by declining net sales across our science supplies businesses. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in discretionary spending of schools.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
	2009	2008

Gross profit	$244.4	$261.1
Percentage of net sales (gross margin)	29.1%	28.3%
Gross profit for the three months ended March 31, 2009 decreased $16.7 million or 6.4% from the comparable period of 2008. Foreign currency decreased gross profit by approximately $22.3 million while the Acquisitions increased gross profit by approximately $3.5 million. Accordingly, gross profit related to comparable operations increased approximately $2.1 million or 0.8% over the comparable period of 2008. We experienced gross margin improvement in our North American and European Lab segments during the three months ended March 31, 2009 over the comparable period of 2008. Gross margin improvements in our laboratory businesses are primarily due to efficient pricing actions, implemented during the second half of 2008 and the beginning of 2009, partially offset by significant product price increases from suppliers, especially in our North American Lab segment. Gross margins were further negatively impacted by increases in the cost of foreign-sourced goods, especially in our European Lab segment and at our Canadian operations within our North American Lab segment. Our gross margin attributable to our Science Education segment declined during the three months ended March 31, 2009 from the comparable period of 2008 primarily as a result of a less favorable sales mix and higher product costs.

Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
	2009	2008

Selling, general and administrative expenses	$202.0	$220.6
Percentage of net sales	24.0%	23.9%
SG&A expenses for the three months ended March 31, 2009 decreased $18.6 million or 8.4% from the comparable period of 2008. Foreign currency decreased SG&A expenses by approximately $18.6 million while the Acquisitions increased SG&A expenses by approximately $2.9 million. Accordingly, SG&A expenses related to comparable operations decreased approximately $2.9 million or 1.3% from the comparable period of 2008. This decrease in SG&A expenses reflects our implementation of cost saving actions across all segments. Cost savings were achieved primarily through selective headcount reductions, operating efficiencies and discretionary spending discipline. Further contributing to the decrease in SG&A expenses, we recognized $1.5 million of pension income during 2009 compared to $0.5 million of pension expense during 2008 related to our U.S. Retirement Plan, positively impacting our North American Lab segment. Partially offsetting the decrease in SG&A expenses, we recognized $5.4 million associated with implementing cost reduction actions during the three months ended March 31, 2009, such costs representing an increase over the comparable 2008 period of $4.1 million ($2.3 million in North American Lab, $1.6 million in European Lab and $0.2 million in Science Education).
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended March 31,
		% of		% of
	2009	Net Sales	2008	Net Sales

Operating income (loss):
North American Lab	$25.4	5.2%	$25.3	4.8%
European Lab	19.3	5.9%	18.2	4.9%
Science Education	(2.3)	(8.6)%	(3.0)	(11.3)%

Total	42.4	5.0%	40.5	4.4%

Operating income for the three months ended March 31, 2009 increased $1.9 million or 4.7% over the comparable period of 2008. Foreign currency decreased operating income by approximately $3.7 million while the Acquisitions increased operating income by approximately $0.6 million. Accordingly, operating income related to ongoing comparable operations increased approximately $5.0 million or 12.3% over the comparable period of 2008. The improvement in consolidated operating income is primarily related to cost saving actions and gross margin expansion.
Operating income in our North American Lab segment for the three months ended March 31, 2009 increased $0.1 million or 0.4% over the comparable period of 2008. Foreign currency decreased operating income by approximately $1.0 million. Accordingly, operating income related to comparable operations increased approximately $1.1 million or 4.3% over the comparable period of 2008. This increase for the three months ended March 31, 2009 was primarily the result of a decrease in SG&A expenses of $3.2 million, partially offset by a decline in gross profit of $2.1 million.

Operating income in our European Lab segment for the three months ended March 31, 2009 increased $1.1 million or 6.0% over the comparable period of 2008. Foreign currency decreased operating income by approximately $2.7 million while the Acquisitions increased operating income by approximately $0.6 million. Accordingly, operating income related to comparable operations increased approximately $3.2 million or 17.6% over the comparable period of 2008. This increase for the three months ended March 31, 2009 was primarily the result of a gross profit increase of $5.7 million, partially offset by an SG&A expenses increase of $2.5 million.
Our operating loss in our Science Education segment for the three months ended March 31, 2009 decreased $0.7 million from the comparable period of 2008. This reduction in operating losses was primarily a result of decreases in SG&A expenses of $2.2 million, partially offset by a decline in gross profit of $1.5.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $62.3 million and $63.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in net interest expense during the three month period is primarily attributable to declines in interest expense associated with variable rate debt as well as the benefit of foreign currency translation on interest expense associated with our foreign denominated debt instruments. These decreases were partially offset by increased non-cash interest expense charges recognized during the 2009 period, including the recognition of a $7.0 million net unrealized loss on interest rate swaps and further due to interest expense associated with new borrowings under our multi-currency revolving facility during 2008.
Our recognition of net unrealized losses on our interest rate swap arrangements is due to a decrease in variable rates of interest during the first quarter of 2009. As a result of our discontinuance of hedge accounting under our interest rate swap arrangements in the second half of 2008, interest expense may continue to fluctuate significantly from period to period, but such fluctuations will not impact the Company’s operating cash flows until realized. See Note 3 included in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q for more information on our interest rate swap arrangements.
Other Income (Expense), Net
Other income (expense), net was $36.6 million for the three months ended March 31, 2009 compared to ($75.0) million for the comparable period of 2008. Other income (expense), net is primarily comprised of exchange gains (losses). Our net exchange gain for the three months ended March 31, 2009 was substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss for the three months ended March 31, 2008 was substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended March 31, 2009, we recognized an income tax provision of $5.5 million on pre-tax income of $16.7 million, resulting in an effective tax rate of 32.9%. Our provision in the 2009 period is primarily the result of taxes on operating profits generated in our domestic and foreign operations, as well as the recognition of net exchange gains in excess of interest expense in our domestic operations.
During the three months ended March 31, 2008, we recognized an income tax benefit of $40.9 million on pre-tax loss of $97.7 million, resulting in an effective tax benefit rate of 41.9%. The benefit recognized in the 2008 period primarily reflects our recognition of a deferred benefit associated with domestic net operating losses as well as the recognition of net exchange losses in our domestic operations, net of taxes on operating profits in our foreign operations.
The net impact of changes in our uncertain tax positions during the three months ended March 31, 2009 was not material. See Note 9 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.

Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business and profitability strategies. As of March 31, 2009, we had $42.9 million of cash and cash equivalents on hand and our compensating cash balance totaled $95.2 million.
As of March 31, 2009, we had $2,765.6 million of outstanding indebtedness. We had unused availability of $183.8 million under our multi-currency revolving loan facility as of March 31, 2009. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements and investment needs. All borrowings under the multi-currency revolving loan facility bear interest at variable rates. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of March 31, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with remaining amounts available under our multi-currency revolving loan facility and our ability to make certain non-cash payment-in-kind (“PIK”) interest elections under each of our Senior Notes and Senior Subordinated Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations, although no assurance can be given in this regard. Given the state of capital markets, we continue to evaluate the possibility of electing to make certain non-cash PIK interest elections as a means of funding acquisition and investment opportunities. See Note 5 in “Item 1 — Financial Statements” in this quarterly report on Form 10-Q for more information on our non-cash PIK interest election options. The majority of our long-term debt obligations will mature between 2013 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and our insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, aside from the recording of non-cash impairment charges related to the recoverability of our long-lived intangible assets and goodwill and a general tightening of credit with certain suppliers, we have not had a significant financial statement impact based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.

Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended March 31,
	2009	2008

Cash flow from operations, excluding working capital	$14.9	$(3.1)
Cash flow from working capital changes, net	(4.8)	(25.6)

Cash flow from operations	$10.1	$(28.7)

Cash flow from operations was $10.1 million during the three months ended March 31, 2009 compared to $28.7 million of cash used in operations during the comparable period of 2008. The increase in cash flow from operations is primarily due to an improvement in cash flows associated with our trade accounts receivable of $18.5 million and further due to lower cash paid for interest of $12.9 million. The improvement in cash flows associated with our trade accounts receivable is primarily attributable to a decline in commercial activity and, to a lesser extent, our continued focus on cash collections during the first quarter of 2009. Historically, our collection of trade accounts receivable exhibits a slowdown during the first quarter of each fiscal year, as compared to cash collections during the fourth quarter of the preceding fiscal year, as customers convert their systems to accommodate price and similar changes. During the three months ended March 31, 2009, our sales slowed, due to the challenging economic environment lowering our investment in trade accounts receivable. Our targeted collection efforts and a specific focus on delinquencies further reduced our trade accounts receivable during the quarter. We paid cash interest of $69.4 million and $82.3 million during the three months ended March 31, 2009 and 2008, respectively, positively impacting our operating cash flows. There were no other significant changes in cash flows from working capital items. As previously noted, our cash disbursements follow a standardized process, therefore; we may experience fluctuations in cash flows associated with trade accounts payable from period to period.
Net cash used in investing activities was $6.6 million for the three months ended March 31, 2009 compared to $7.8 million for the comparable period of 2008. This decrease was due primarily to lower capital expenditures during the 2009 period. We expect capital expenditures for the year ended December 31, 2009 to approximate $30.0 million to $35.0 million.
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2009 compared to $25.1 million of cash provided for the comparable period of 2008. Cash used in the 2009 period was primarily due to $2.7 million paid to repurchase redeemable equity units. Cash provided in the 2008 period was primarily due to net cash proceeds of $22.8 million drawn under our Senior Secured Credit Facility.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Commitments and Contingencies
Refer to Note 15 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 11 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Management evaluates its estimates and assumptions using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the Company’s critical accounting policies.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Notes 2 and 3 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2009.
Item 4 — Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information regarding legal proceedings, see Note 11 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.
Item 1A — Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2008 that could affect our business, results of operations and financial condition.
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
May 15, 2009

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