Form 10-Q
period 2009-06-30
VWR Funding, Inc.
filed 2009-08-07
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 7, 2009 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009
INDEX

2

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$59.6	$42.0
Compensating cash balance	117.0	100.7
Trade accounts receivable, less reserves of $11.0 and $10.1, respectively	479.1	472.2
Other receivables	21.3	34.4
Inventories	272.3	284.8
Other current assets	25.8	29.8

Total current assets	975.1	963.9
Property and equipment, net	188.9	190.1
Goodwill	1,803.1	1,784.7
Other intangible assets, net	1,992.3	2,012.9
Deferred income taxes	13.7	14.2
Other assets	114.8	119.1

Total assets	$5,087.9	$5,084.9

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$158.7	$165.0
Accounts payable	362.0	356.5
Accrued expenses	185.3	189.8

Total current liabilities	706.0	711.3
Long-term debt and capital lease obligations	2,667.8	2,650.6
Other long-term liabilities	128.6	121.5
Deferred income taxes	518.2	546.7

Total liabilities	4,020.6	4,030.1
Redeemable equity units	46.4	46.4
Commitments and contingences (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.9	1,360.4
Accumulated deficit	(399.2)	(383.6)
Accumulated other comprehensive income	58.2	31.6

Total stockholders’ equity	1,020.9	1,008.4

Total liabilities, redeemable equity units and stockholders’ equity	$5,087.9	$5,084.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$876.0	$965.5	$1,717.2	$1,888.1
Cost of goods sold	631.2	693.8	1,228.0	1,355.3

Gross profit	244.8	271.7	489.2	532.8
Selling, general and administrative expenses	200.8	224.3	402.8	444.9

Operating income	44.0	47.4	86.4	87.9
Interest income	0.5	1.5	1.3	2.9
Interest expense	(50.9)	(64.6)	(114.0)	(129.2)
Other income (expense), net	(46.0)	1.8	(9.4)	(73.2)

Loss before income taxes	(52.4)	(13.9)	(35.7)	(111.6)
Income tax benefit	25.6	4.2	20.1	45.1

Net loss	$(26.8)	$(9.7)	$(15.6)	$(66.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Six Months Ended June 30, 2009
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at January 1, 2009	1,000	$—	$1,360.4	$(383.6)	$31.6	$1,008.4

Capital contributions from parent	—	—	0.6	—	—	0.6
Share-based compensation expense associated with our parent company equity plan	—	—	1.7	—	—	1.7
Reclassification of redeemable equity units	—	—	(0.8)	—	—	(0.8)
Comprehensive income (loss):
Net loss	—	—	—	(15.6)	—	(15.6)
Other comprehensive income	—	—	—	—	26.6	26.6

Total comprehensive income						11.0

Balance at June 30, 2009	1,000	$—	$1,361.9	$(399.2)	$58.2	$1,020.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15.6)	$(66.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57.4	56.9
Net unrealized translation loss	10.8	70.7
Net unrealized loss on interest rate swaps	2.3	—
Non-cash payment-in-kind interest accretion	4.0	—
Non-cash equity compensation expense	1.7	1.9
Amortization of debt issuance costs	4.8	4.8
Deferred income tax benefit	(32.6)	(65.8)
Other, net	3.8	1.4
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(0.2)	(31.8)
Inventories	16.9	2.8
Other current and non-current assets	11.4	11.4
Accounts payable	5.6	0.3
Accrued expenses and other liabilities	(3.3)	(5.3)

Net cash provided by (used in) operating activities	67.0	(19.2)

Cash flows from investing activities:
Acquisitions of businesses and other intangible assets	(1.4)	(31.4)
Capital expenditures	(11.2)	(17.5)
Proceeds from sales of property and equipment	1.3	8.4

Net cash used in investing activities	(11.3)	(40.5)

Cash flows from financing activities:
Proceeds from debt	189.4	193.9
Repayment of debt	(222.5)	(152.6)
Net change in bank overdrafts	12.1	10.2
Net change in compensating cash balance	(16.3)	(11.8)
Proceeds from equity and stock incentive plans	0.6	1.3
Repurchase of redeemable equity units	(3.6)	—
Debt issuance costs	—	(1.2)

Net cash (used in) provided by financing activities	(40.3)	39.8

Effect of exchange rate changes on cash	2.2	1.4

Net increase (decrease) in cash and cash equivalents	17.6	(18.5)
Cash and cash equivalents beginning of period	42.0	45.0

Cash and cash equivalents end of period	$59.6	$26.5

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100.2	$125.9
Income taxes paid, net	$12.6	$12.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in millions)
(Unaudited)
(1) Background, Nature of Operations and Basis of Presentation
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn beneficially own approximately 75% of our outstanding common stock through their ownership interests in Holdings. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and considering other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued fluctuations in the economic environment will be reflected in our consolidated financial statements in future periods as additional information becomes known.
Certain amounts from prior periods presented in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. During the three months ended June 30, 2009, we reclassified $1.0 of realized gains on foreign currency forward contracts originally recognized during the three months ended March 31, 2009 from other income (expense), net to costs of goods sold within the accompanying statements of operations. We believe the effect of this reclassification is not material to our condensed consolidated financial statements. The impact of derivative financial instruments, including foreign currency forward contracts, on our financial statements is discussed in further detail in Note 3.
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
June 30, 2009
(Dollars in millions)
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
During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. FSP 142-3 became effective for the Company on January 1, 2009. To date, FSP 142-3 has had no impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 & APB 28-1”). FSP 107-1 & APB 28-1 amends existing accounting standards to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted FSP 107-1 and APB 28-1 on June 30, 2009 and has provided the necessary additional disclosures. See Note 3.
In April 2009, the FASB issued FSP FAS 157-4 (“FAS 157-4”) which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance in FAS 157-4 became effective for the Company as of June 30, 2009. The adoption of FAS 157-4 had no impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The requirements of SFAS 165 apply to interim or annual financial periods ending after June 15, 2009. Our adoption of SFAS 165 had no impact on our financial statements. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to June 30, 2009 through the date of issuance: August 7, 2009.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166’), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), in an effort to improve financial reporting for asset transfers as well as for enterprises involved with variable interest entities. We do not expect any impact on our financial statements resulting from our adoption of SFAS 166 and SFAS 167 on January 1, 2010.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.
(3) Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor. The carrying amounts for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments.
(a) Recurring Fair Value Measures
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	June 30,	Markets	Observable	Inputs
Description	2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$0.6	$—	$0.6	$—

Liabilities
Interest rate swap arrangements	$(52.2)	$—	$(52.2)	$—

		Quoted
		Prices in	Significant	Significant
		Active	Other	Unobservable
	December 31,	Markets	Observable	Inputs
Description	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$5.1	$—	$5.1	$—

Liabilities
Interest rate swap arrangements	$(49.9)	$—	$(49.9)	$—

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Secured Credit Facility	$1,486.9	$1,263.9	$1,504.8	$1,186.3
Senior Notes	675.0	534.6	675.0	515.0
Senior Subordinated Notes	534.0	406.9	527.3	377.6

	$2,695.9	$2,205.4	$2,707.1	$2,078.9

The fair values of our debt instruments as of June 30, 2009 and December 31, 2008 were estimated, consistent with the principles of SFAS 157, based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date. We believe that the inputs to our pricing models qualify as Level 2 measurements within the fair value hierarchy.
(c) Derivative Instruments and Hedging Activities
Interest Rate Swap Arrangements
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 (the “USD Swap”) and €300.0 million (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and carries a final notional principal amount of $160.0 for the period from December 30, 2011 through December 31, 2012. Under the USD Swap, the Company received quarterly interest at a variable rate equal to three-month U.S. Libor and paid quarterly interest at a fixed rate of 5.45% through June 30, 2008. The notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 31, 2012. Under the Euro Swap, the Company received quarterly interest at a variable rate equal to three-month Euribor and paid quarterly interest at a fixed rate of 4.68% through June 30, 2008.
The fair value of the interest rate swaps as of June 29, 2007 was a liability of $2.1, representing an unrealized loss on derivative transactions, with a corresponding adjustment to accumulated other comprehensive income (loss), which is being amortized to interest expense over the remaining term of the hedged instruments.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
The Amended Swaps were designated as cash flow hedges, but during the third quarter of 2008 the amended USD Swap no longer qualified for hedge accounting and there was measured ineffectiveness associated with our amended Euro Swap. Accordingly, we discontinued hedge accounting under the Amended USD Swap, effective July 1, 2008, and under the Amended Euro Swap, effective October 1, 2008. The cumulative effective portion of changes in fair value of the Amended Swaps was $3.5, in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.
Subsequent to September 30, 2008, changes in the fair value of the Amended Swaps are recognized as a non-cash component of interest expense, but such changes will only impact the Company’s operating cash flows when realized. During the year ended December 31, 2008, we recognized non-cash net unrealized losses on our Amended Swaps of $(35.4). During the three and six months ended June 30, 2009, we recognized non-cash net unrealized gains (losses) on our Amended Swaps of $4.7 and $(2.3), respectively.
As of June 30, 2009, the Amended Swaps effectively convert $375.0 of variable rate U.S. dollar-denominated debt and €260.0 million ($367.5 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to moderate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Cash flows from foreign currency forward contracts which are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. The notional value of our outstanding foreign currency forward contracts was $52.7 and $50.1 as of June 30, 2009 and December 31, 2008, respectively.
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
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis as of June 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$1.3	Other current assets	$5.3	Other current assets	$(0.7)	Other current assets	$(0.2)

Derivatives not designated as hedging instruments
Interest rate swap derivatives		—		—	Other long-term liabilities	(52.2)	Other long-term liabilities	(49.9)

Total derivatives		$1.3		$5.3		$(52.9)		$(50.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
The following table reflects the amount of gains (losses) on our derivative instruments and classification within our statement of operations, or equity in the case of any effective portion of cash flow hedges, for the three and six months ended June 30, 2009:
Three Months Ended June 30, 2009

	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from
	Comprehensive	Comprehensive Income	Other Comprehensive
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	Income into Earnings
relationships	Portion)	Portion)	(Effective Portion)

Interest rate swap derivatives	$—	Interest expense	$(1.0)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	(2.3)	Cost of goods sold	1.6
Foreign currency forward contracts	—	Other income (expense)	(0.9)

Total	$(2.3)		$(0.6)

		Amount of Gain (Loss)
Derivatives not designated as	Location of Gain (Loss)	Recognized in
hedging instruments	Recognized in Earnings	Earnings

Interest rate swap derivatives	Interest expense	$4.7
Six Months Ended June 30, 2009

	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from
	Comprehensive	Comprehensive Income	Other Comprehensive
	Income (Effective	into Earnings (Effective	Income into Earnings
Derivatives in cash flow hedging relationships	Portion)	Portion)	(Effective Portion)

Interest rate swap derivatives	$—	Interest expense	$(2.1)
Foreign currency forward contracts	—	Interest expense	(0.6)
Foreign currency forward contracts	(2.4)	Cost of goods sold	1.6
Foreign currency forward contracts	—	Other income (expense)	0.5

Total	$(2.4)		$(0.6)

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in
Derivatives not designated as hedging instruments	Recognized in Earnings	Earnings

Interest rate swap derivatives	Interest expense	$(2.3)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
As of June 30, 2009, approximately $5.4 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.
(4) Goodwill and Other Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 in North American Lab, $88.0 in European Lab and $102.0 in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors. During the six months ended June 30, 2009, no new indicators of impairment developed. Should indication of an impairment develop, such as a material decline in the future profitability of our reporting units, an increase in discount rates or a decline in market multiples, additional non-cash impairment charges may be required.
The following table reflects changes in the carrying amount of goodwill by segment during the six months ended June 30, 2009:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2009	$915.7	$832.5	$36.5	$1,784.7
Acquisition adjustments	—	1.1	—	1.1
Currency translation changes	3.5	13.8	—	17.3

Balance at June 30, 2009	$919.2	$847.4	$36.5	$1,803.1

Other intangible assets, net for each of the reporting periods are shown in the table below:

	Weighted
	Average
	Amortization	June 30,	December 31,
	Period (Years)	2009	2008
Amortizable intangible assets:
Customer relationships in North American Lab (net of accumulated amortization of $74.4 and $55.5)	20.0	$670.3	$685.4
Customer relationships in European Lab (net of accumulated amortization of $49.5 and $36.3)	19.8	442.7	446.4
Customer relationships in Science Education (net of accumulated amortization of $13.1 and $9.8)	20.0	117.9	121.2
Chemical supply agreement (net of accumulated amortization of $16.2 and $11.9)	7.0	40.3	43.7
Other (net of accumulated amortization of $5.9 and $5.0)	5.6	12.0	13.2

Total amortizable intangible assets (net of accumulated amortization of $159.1 and $118.5)	19.4	1,283.2	1,309.9
Indefinite-lived intangible assets:
Trademarks and tradenames		709.1	703.0

Total intangible assets, net		$1,992.3	$2,012.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Amortization expense	$19.8	$21.4	$39.3	$41.7
(5) Debt
The following is a summary of our debt obligations:

	June 30,	December 31,
	2009	2008

Senior Secured Credit Facility	$1,486.9	$1,504.8
10.25%/11.25% Unsecured Senior Notes due 2015	675.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	534.0	527.3
Compensating cash balance	117.0	100.7
Capital leases	10.6	5.6
Other debt	3.0	2.2

Total debt	2,826.5	2,815.6
Less short-term portion	(158.7)	(165.0)

Total long term-portion	$2,667.8	$2,650.6

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €600.0 million ($848.0 on a U.S. dollar equivalent basis as of June 30, 2009), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $615.0 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).
As of June 30, 2009, an aggregate U.S. dollar equivalent of $23.9 was outstanding under the multi-currency revolving loan facility as a result of £14.4 million outstanding in revolving loans. In addition, we had $10.9 of undrawn letters of credit outstanding. As of June 30, 2009, we had $215.2 of available borrowing capacity under the multi-currency revolving loan facility.
As of June 30, 2009, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.81% and 3.28%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at rate of 3.17%. As of June 30, 2009, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 3 for information on our interest rate swap arrangements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $675.0 as of June 30, 2009, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. To present, the Company has paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €125.9 million ($178.0 on a U.S. dollar equivalent basis as of June 30, 2009) and in U.S. dollars in an aggregate principal amount currently outstanding of $356.0. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date through and including March 31, 2010, the Company has the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. In the absence of such an election for any interest payment date, all of the interest on the Senior Subordinated Notes is payable entirely in cash. The interest rate on the Senior Subordinated Notes does not change if the Company makes an election to capitalize interest. On June 25, 2009, we made an election to capitalize approximately $2.7 and €0.9 million ($1.3 on a U.S. dollar equivalent basis as of June 30, 2009) of cash interest payable on our Senior Subordinated Notes for the quarterly interest payment date ended June 30, 2009.
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
As of June 30, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(e) Other
During the three months ended June 30, 2009, we recognized new capital lease obligations related to facilities in Singapore and Spain of approximately $5.2, with a corresponding non-cash increase to property and equipment, net. These facilities are currently under construction and we will lease them from non-affiliated companies upon completion. We have recognized the cost of these assets in construction in progress during the construction phases which we expect will be completed during the first quarter of 2010.
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
Our net exchange loss of $(46.0) and $(9.4) for the three and six months ended June 30, 2009 and our net exchange loss of $(73.2) for the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $1.8 recorded during the three months ended June 30, 2008 primarily reflects the relative stability of the U.S. dollar to the Euro as of June 30, 2008 compared with March 31, 2008.
(7) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2009	2008	2009	2008

Service cost	$0.4	$0.9	$0.5	$0.8
Interest cost	2.2	2.2	1.3	1.5
Expected return on plan assets	(2.8)	(2.1)	(0.8)	(1.2)
Recognized net actuarial gain	(1.0)	—	—	—

Net periodic pension (income) cost	$(1.2)	$1.0	$1.0	$1.1

	Six Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2009	2008	2009	2008

Service cost	$0.4	$1.2	$0.9	$1.6
Interest cost	4.5	4.4	2.5	2.9
Expected return on plan assets	(5.6)	(4.1)	(1.4)	(2.4)
Recognized net actuarial gain	(2.0)	—	—	—

Net periodic pension (income) cost	$(2.7)	$1.5	$2.0	$2.1

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Net periodic pension income recognized under the U.S. Retirement Plan in 2009 is primarily the result of amortization of actuarial gains on plan assets.
During the second quarter of 2009, the U.S. Retirement Plan liquidated its holdings in fixed income funds (which primarily invested in interest rate swaps) and substantially all its money market fund holdings and invested the proceeds in a diversified fixed income fund. As a result, the Company anticipates updating its actuarial assumptions used in the measurement of net periodic pension income during the third quarter of 2009.
The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2009, and expects to make no contributions during the remainder of 2009. The Company made contributions to our significant non-U.S. plans of $0.9 during the six months ended June 30, 2009, and expects to make additional contributions of approximately $0.7 during the remainder of 2009.
(8) Share-Based Compensation
Share-based compensation expense for each of the reporting periods is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based compensation expense	$0.8	$0.8	$1.7	$1.9

(9)	Income Taxes
(a) Effective Tax Rate
During the three months ended June 30, 2009 and 2008, we recognized an income tax benefit of $25.6 and $4.2, respectively, on pre-tax losses of $52.4 and $13.9, respectively, resulting in an effective tax benefit rate of 48.9% and 30.2%, respectively.
During the six months ended June 30, 2009 and 2008, we recognized an income tax benefit of $20.1 and $45.1, respectively, on pre-tax losses of $35.7 and $111.6, respectively, resulting in an effective tax benefit rate of 56.3% and 40.4%, respectively.
The benefits recognized in the 2009 and 2008 periods primarily reflect our recognition of deferred tax benefits associated with domestic net operating losses as well as the tax benefits related to the recognition of net exchange losses (see Note 6) in our domestic operations, net of taxes on operating profits in our foreign operations. The 2009 and 2008 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state and foreign net operating losses. The income tax benefit rate for the second quarter of 2009 was positively impacted by a reduction in our tax exposure reserves of $3.2 associated with the conclusion of a foreign income tax examination.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions in which we operate have been concluded for years through 2004. Substantially all state and local income tax matters have been finalized through 2004. Except for the reduction of our tax exposure reserves as discussed above, changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the three and six months ended June 30, 2009 were not material.
While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(26.8)	$(9.7)	(15.6)	$(66.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	92.7	(4.8)	29.3	107.3
Unrealized (loss) gain on derivatives, net of taxes(1)	(2.1)	15.7	(3.1)	6.6
Amortization of realized losses on derivatives, net of taxes (2)	0.8	0.3	1.6	0.5
Amortization of net actuarial gain, net of taxes (3)	(0.6)	—	(1.2)	—

	$64.0	$1.5	$11.0	$47.9

(1)
Unrealized gain (loss) on derivatives is net of taxes of $0.9 and $(10.4) for the three months ended June 30, 2009 and 2008, respectively, and net of taxes of $1.4 and $(5.0) for the six months ended June 30, 2009 and 2008, respectively.

(2)
Amortization of realized losses on derivatives is net of taxes of $(0.5) and $(0.1) for the three months ended June 30, 2009 and 2008, respectively, and net of taxes of $(1.1) and $(0.3) for the six months ended June 30, 2009 and 2008, respectively.

(3)	Amortization of net actual gain is net of taxes of $0.4 and $0.8 for the three and six months ended June 30, 2009, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(11) Commitments and Contingencies
Our business involves a risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. No assurance can be made that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, new insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. The Company submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers without involving any distributors. Merck KGaA has filed a formal appeal of this decision and has requested the competent German appellate court to suspend enforcement of the GFCO’s order. The court has granted a temporary suspension, pending its formal decision on the suspension request. We cannot assess the likely outcome of Merck KGaA’s appeal of the GFCO’s decision or potential economic impact associated with an adverse ruling. As a result of the Merger on June 29, 2007 and related purchase accounting, we recorded certain amortizable intangible assets related to the entire geographic scope of our European Distribution Agreement with Merck KGaA. As of June 30, 2009, the unamortized net book value of these intangible assets was $40.3.
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
During the second quarter of 2009, we terminated a lease agreement for a new corporate headquarters office in Chester County, Pennsylvania, without penalty and prior to commencement of the lease term. Concurrently, we entered into a separate office space lease in Delaware County, Pennsylvania. Aggregate lease payments under the initial lease term amount to approximately $60.0.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
(12) Segment Financial Information
The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.
Selected segment financial information and reconciliation of reported operating income by segment to loss before income taxes are presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales
North American Lab	$514.2	$530.6	$1,003.7	$1,054.0
European Lab	332.5	397.4	657.3	770.1
Science Education	29.3	37.5	56.2	64.0

Total	$876.0	$965.5	$1,717.2	$1,888.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating income (loss)
North American Lab	$28.3	$24.8	$53.7	$50.1
European Lab	16.5	21.6	35.8	39.9
Science Education	(0.8)	1.0	(3.1)	(2.1)

Total	44.0	47.4	86.4	87.9
Interest income	0.5	1.5	1.3	2.9
Interest expense	(50.9)	(64.6)	(114.0)	(129.2)
Other income (expense), net	(46.0)	1.8	(9.4)	(73.2)

Loss before income taxes	$(52.4)	$(13.9)	$(35.7)	$(111.6)

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
The following condensed consolidating financial statements present the balance sheets at June 30, 2009 and December 31, 2008 and statements of operations and cash flows for the three and six months ended June 30, 2009 and 2008 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$14.3	$44.7	$—	$59.6
Compensating cash balance	—	—	117.0	—	117.0
Trade accounts receivable, net	—	199.0	280.1	—	479.1
Inventories	—	140.7	131.6	—	272.3
Other current assets	—	10.0	37.1	—	47.1
Intercompany receivables	12.0	2.9	—	(14.9)	—

Total current assets	12.6	366.9	610.5	(14.9)	975.1
Property and equipment, net	—	76.9	112.0	—	188.9
Goodwill	—	900.2	902.9	—	1,803.1
Other intangible assets, net	—	1,146.5	845.8	—	1,992.3
Deferred income taxes	188.0	—	13.7	(188.0)	13.7
Investment in subsidiaries	2,699.9	1,683.5	—	(4,383.4)	—
Other assets	45.8	65.0	4.0	—	114.8
Intercompany loans	1,042.9	181.1	6.6	(1,230.6)	—

Total assets	$3,989.2	$4,420.1	$2,495.5	$(5,816.9)	$5,087.9

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$38.5	$0.4	$119.8	$—	$158.7
Accounts payable	—	188.8	173.2	—	362.0
Accrued expenses	33.0	54.9	97.4	—	185.3
Intercompany payables	0.3	—	14.6	(14.9)	—

Total current liabilities	71.8	244.1	405.0	(14.9)	706.0
Long-term debt and capital lease obligations	2,657.4	1.7	8.7	—	2,667.8
Other long-term liabilities	52.7	17.6	58.3	—	128.6
Deferred income taxes	—	434.9	271.3	(188.0)	518.2
Intercompany loans	140.0	1,022.7	67.9	(1,230.6)	—

Total liabilities	2,921.9	1,721.0	811.2	(1,433.5)	4,020.6
Redeemable equity units	46.4	—	—	—	46.4
Total stockholders’ equity	1,020.9	2,699.1	1,684.3	(4,383.4)	1,020.9

Total liabilities, redeemable equity units and stockholders’ equity	$3,989.2	$4,420.1	$2,495.5	$(5,816.9)	$5,087.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$477.3	$402.2	$(3.5)	$876.0
Cost of goods sold	—	359.8	274.9	(3.5)	631.2

Gross profit	—	117.5	127.3	—	244.8
Selling, general and administrative expenses	0.8	93.0	114.3	(7.3)	200.8

Operating (loss) income	(0.8)	24.5	13.0	7.3	44.0
Interest expense, net of interest income	(38.5)	(10.9)	(1.0)	—	(50.4)
Other income (expense), net	(50.2)	0.2	11.3	(7.3)	(46.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(89.5)	13.8	23.3	—	(52.4)
Income tax benefit (provision)	36.2	(5.7)	(4.9)	—	25.6
Equity in earnings of subsidiaries, net of tax	26.5	18.4	—	(44.9)	—

Net (loss) income	$(26.8)	$26.5	$18.4	$(44.9)	$(26.8)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$495.2	$474.4	$(4.1)	$965.5
Cost of goods sold	—	370.0	327.9	(4.1)	693.8

Gross profit	—	125.2	146.5	—	271.7
Selling, general and administrative expenses	0.7	102.6	126.3	(5.3)	224.3

Operating (loss) income	(0.7)	22.6	20.2	5.3	47.4
Interest expense, net of interest income	(46.6)	(15.2)	(1.3)	—	(63.1)
Other income (expense), net	3.5	5.9	(2.3)	(5.3)	1.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(43.8)	13.3	16.6	—	(13.9)
Income tax benefit (provision)	16.3	(5.8)	(6.3)	—	4.2
Equity in earnings of subsidiaries, net of tax	17.8	10.3	—	(28.1)	—

Net (loss) income	$(9.7)	$17.8	$10.3	$(28.1)	$(9.7)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$929.3	$794.6	$(6.7)	$1,717.2
Cost of goods sold	—	694.6	540.1	(6.7)	1,228.0

Gross profit	—	234.7	254.5	—	489.2
Selling, general and administrative expenses	1.6	191.3	222.1	(12.2)	402.8

Operating (loss) income	(1.6)	43.4	32.4	12.2	86.4
Interest expense, net of interest income	(88.2)	(22.5)	(2.0)	—	(112.7)
Other income (expense), net	(12.9)	10.7	5.0	(12.2)	(9.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(102.7)	31.6	35.4	—	(35.7)
Income tax benefit (provision)	42.5	(12.9)	(9.5)	—	20.1
Equity in earnings of subsidiaries, net of tax	44.6	25.9	—	(70.5)	—

Net (loss) income	$(15.6)	$44.6	$25.9	$(70.5)	$(15.6)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$974.7	$927.0	$(13.6)	$1,888.1
Cost of goods sold	—	728.3	640.6	(13.6)	1,355.3

Gross profit	—	246.4	286.4	—	532.8
Selling, general and administrative expenses	1.5	207.4	246.1	(10.1)	444.9

Operating (loss) income	(1.5)	39.0	40.3	10.1	87.9
Interest expense, net of interest income	(89.4)	(34.5)	(2.4)	—	(126.3)
Other income (expense), net	(72.0)	(2.3)	11.2	(10.1)	(73.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(162.9)	2.2	49.1	—	(111.6)
Income tax benefit (provision)	62.5	(1.0)	(16.4)	—	45.1
Equity in earnings of subsidiaries, net of tax	33.9	32.7	—	(66.6)	—

Net (loss) income	$(66.5)	$33.9	$32.7	$(66.6)	$(66.5)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(76.2)	$102.8	$40.4	$—	$67.0

Cash flows from investing activities:
Intercompany investing transactions	110.2	23.4	—	(133.6)	—
Capital expenditures	—	(5.4)	(5.8)	—	(11.2)
Other investing activities, net	—	—	(0.1)	—	(0.1)

Net cash provided by (used in) investing activities	110.2	18.0	(5.9)	(133.6)	(11.3)

Cash flows from financing activities:
Intercompany financing transactions	—	(110.2)	(23.4)	133.6	—
Proceeds from debt	188.5	—	0.9	—	189.4
Repayment of debt	(222.0)	(0.2)	(0.3)	—	(222.5)
Other financing activities, net	(3.0)	(4.7)	0.5	—	(7.2)

Net cash used in financing activities	(36.5)	(115.1)	(22.3)	133.6	(40.3)

Effect of exchange rate changes on cash	—	—	2.2	—	2.2

Net (decrease) increase in cash and cash equivalents	(2.5)	5.7	14.4	—	17.6
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.6	$14.3	$44.7	$—	$59.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(90.6)	$55.8	$15.6	$—	$(19.2)

Cash flows from investing activities:
Intercompany investing transactions	48.4	(24.0)	—	(24.4)	—
Acquisitions of other businesses and transaction costs	—	—	(31.4)	—	(31.4)
Capital expenditures	—	(10.9)	(6.6)	—	(17.5)
Other investing activities, net	—	0.3	8.1	—	8.4

Net cash provided by (used in) investing activities	48.4	(34.6)	(29.9)	(24.4)	(40.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(48.4)	24.0	24.4	—
Proceeds from debt	193.3	—	0.6	—	193.9
Repayment of debt	(151.9)	—	(0.7)	—	(152.6)
Other financing activities, net	0.1	14.2	(15.8)	—	(1.5)

Net cash provided by (used in) financing activities	41.5	(34.2)	8.1	24.4	39.8

Effect of exchange rate changes on cash	—	—	1.4	—	1.4

Net decrease in cash and cash equivalents	(0.7)	(13.0)	(4.8)	—	(18.5)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$0.4	$3.1	$23.0	$—	$26.5

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

Overview
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC pursuant to a merger (the “Merger”). The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future as follows:
•
As a result of using the purchase method of accounting to account for the Merger, our assets and liabilities were adjusted to their respective fair values. A significant portion of the purchase price was allocated to goodwill and amortizable and indefinite-lived intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger.

In addition, our results of operations in the fourth quarter of 2008 were materially impacted due to the recognition of a non-cash impairment charge of $392.1 million, relating to our goodwill and indefinite-lived intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors. During the six months ended June 30, 2009, no new indicators of impairment developed Should indication of an impairment develop, such as a material decline in the future profitability of our reporting units, an increase in discount rates or a decline in market multiples, additional non-cash impairment charges may be required.

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

Further, as a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, this exposes our operating results to risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro.

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

We experienced declining net sales and gross profit across our North American Lab and European Lab segments during the three and six months ended June 30, 2009, compared to the same periods in 2008. These declines were caused primarily by changes in foreign currency exchange rates, in particular with respect to the U.S. dollar versus the Euro, British pound sterling and the Canadian dollar, and further negatively impacted by decreasing sales volume in a challenging economic environment. Operating income in our lab businesses decreased over the prior year periods, as the negative impact of changes in foreign currency exchange rates and the decline in sales volume exceeded cost saving initiatives undertaken. Net sales, gross profit and operating income deteriorated in our Science Education segment during the three and six months ended June 30, 2009, compared to the same period in 2008, as general economic conditions in the United States and the resulting reduction in discretionary spending by schools continued to negatively impact this segment.
Our consolidated net loss increased to $(26.8) million for the three months ended June 30, 2009, from $(9.7) million for the same period of 2008. Our consolidated net loss decreased to $(15.6) million for the six months ended June 30, 2009, from $(66.5) million for the same period of 2008. These fluctuations in our net losses are primarily attributable to our recognition of net unrealized translation gains (losses) as further described below.
Our results of operations for the three and six months ended June 30, 2009 as compared to the same periods in 2008 were impacted, in particular, by changes in foreign currency exchange rates, acquisitions of certain businesses within our European Lab segment in 2008 and by foreign currency translation, including our recognition of net unrealized translation gains (losses). See “Factors Affecting Our Operating Results” and “Results of Operations” below for further discussion of these and other factors.
In addition to these factors, we believe that our results of operations and cash flows beyond June 30, 2009 could be adversely impacted by:
•
a reduction in spending by customers across virtually all industry segments we serve in our laboratory businesses due, in part, to a further and/or prolonged deterioration in economic conditions and liquidity pressures;

•	rising product prices from our suppliers; and

•	the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements.
We intend to minimize the impact of these risks by seeking to pass on supplier product cost increases to our customers, promoting private label products, managing freight costs, implementing market expansion initiatives, and/or continuing various cost-saving and productivity actions. We believe that, through June 30, 2009, we have been successful in protecting our laboratory business operating margins through the implementation of these measures. Our prospective financial results could be adversely affected if these measures, or others we may implement, are not sufficient in the future to cover additional cost increases or if the negative global economic conditions worsen or are prolonged.
We also believe that general economic conditions in the United States and the resulting reduction in discretionary spending by schools that began in the second half of 2008 have adversely impacted, and may continue to adversely impact, the financial results of our Science Education segment beyond June 30, 2009.
While each of the Company’s segments may benefit from increased governmental funding or economic stimulus initiatives, it is difficult to anticipate the impact and timing of such actions on our customer spending.
Factors Affecting Our Operating Results
Foreign Currency
We maintain operations primarily in North America and in Europe. In 2008, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure, to quantify changes in our operations.

Our net exchange loss of $(46.0) million and $(9.4) million for the three and six months ended June 30, 2009, respectively, and our net exchange loss of $(73.2) million for the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our relatively small net exchange gain of $1.8 million recorded during the three months ended June 30, 2008 primarily reflects the stability of the U.S. dollar to the Euro as of June 30, 2008 compared with March 31, 2008.
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
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility. To date, no material acquisitions have occurred in 2009.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2009	2008	Amount	%	2009	2008	Amount	%

North American Lab	$514.2	$530.6	$(16.4)	(3.1)%	$1,003.7	$1,054.0	$(50.3)	(4.8)%
European Lab	332.5	397.4	(64.9)	(16.3)%	657.3	770.1	(112.8)	(14.6)%
Science Education	29.3	37.5	(8.2)	(21.9)%	56.2	64.0	(7.8)	(12.2)%

Total	$876.0	$965.5	$(89.5)	(9.3)%	$1,717.2	$1,888.1	$(170.9)	(9.1)%

Net sales for the three and six months ended June 30, 2009 decreased $89.5 million and $170.9 million or 9.3% and 9.1%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $62.3 million and $130.7 million during the three and six months ended June 30, 2009, respectively, while the acquisitions of Jencons, Spektrum and Omnilab AG (the “Acquisitions”) increased net sales by approximately $5.3 million and $17.1 million, respectively. Accordingly, net sales from comparable operations decreased approximately $32.5 million or 3.4% and $57.3 million or 3.0% for the three and six months ended June 30, 2009, respectively, from the comparable periods of 2008. Net sales of consumable products, including chemicals, were essentially flat in the three and six month periods of 2009 compared to 2008 while sales of capital goods, including equipment, instruments and furniture experienced high-single digit decreases over the same periods. Net sales were negatively impacted during the three and six months ended June 30, 2009 by approximately 2.5% and 1.2%, respectively, as a result of a decrease in billing days.
Net sales in our North American Lab segment for the three and six months ended June 30, 2009 decreased $16.4 million or 3.1% and $50.3 million or 4.8%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $9.1 million and $22.6 million during the three and six months ended June 30, 2009, respectively. Accordingly, net sales related to comparable operations decreased approximately $7.3 million or 1.4% and $27.7 million or 2.6% for the three and six months ended June 30, 2009, respectively, from the comparable periods of 2008. Net sales were negatively impacted during the three and six months ended June 30, 2009 by approximately 1.5% and 1.0%, respectively, as a result of a decrease of one billing day.

Net sales in our European Lab segment for the three and six months ended June 30, 2009 decreased $64.9 million or 16.3% and $112.8 million or 14.6%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $53.2 million and $108.1 million during the three and six months ended June 30, 2009, respectively, while the Acquisitions increased net sales by approximately $5.3 million and $17.1 million, respectively. Accordingly, net sales related to comparable operations decreased approximately $17.0 million or 4.3% and $21.8 million or 2.8% for the three and six months ended June 30, 2009, respectively, from the comparable periods of 2008. Net sales were negatively impacted during the three and six months ended June 30, 2009 by approximately 4.0% and 1.5%, respectively, as a result of a decrease of one to three billing days across our European operating units.
Net sales in our Science Education segment for the three and six months ended June 30, 2009 decreased $8.2 million or 21.9% and $7.8 million or 12.2%, respectively, from the comparable periods of 2008. These decreases were primarily due to declines in volume across each of our science supplies businesses, most notably our publisher kitting business which we believe reached the height of its last business cycle in 2008. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in discretionary spending of schools. Net sales were negatively impacted during the three and six months ended June 30, 2009 by approximately 2.0% and 1.0%, respectively, as a result of a decrease of one billing day.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Gross profit	$244.8	$271.7	$489.2	$532.8
Percentage of net sales (gross margin)	27.9%	28.1%	28.5%	28.2%
Gross profit for the three and six months ended June 30, 2009 decreased $26.9 million or 9.9% and $43.6 million or 8.2%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $20.0 million and $42.3 million for the three and six months ended June 30, 2009, respectively, while the Acquisitions increased gross profit by approximately $1.5 million and $5.0 million, respectively. Accordingly, gross profit related to comparable operations decreased approximately $8.4 million or 3.1% and $6.3 or 1.2%, respectively, from the comparable periods of 2008. Declines in gross profit are primarily due to decreases in sales volume across each of our segments. The decrease in gross profit at our Science Education segment accounted for approximately 45% of the consolidated decline during the three month period and approximately 85% of the consolidated decline during the six month period.
We experienced gross margin improvement in our European Lab and North American Lab segments during the six months ended June 30, 2009 from the comparable periods of 2008. During the three months ended June 30, 2009, our laboratory businesses’ gross margin results were mixed with improvements reflected in European Lab and a modest decline exhibited in North American Lab, from the comparable period of 2008. During the periods referred to above, our laboratory businesses benefitted from efficient pricing actions implemented during the second half of 2008 and the beginning of 2009. This benefit was partially offset, or in the case of our North American Lab segment during the three month period slightly more than offset, by product price increases from our suppliers and decreases in vendor rebates as a result of lower sales volume. Gross margins were further negatively impacted by increases in the cost of foreign-sourced goods, especially in our European Lab segment and at our Canadian operations within our North American Lab segment. Gross margin attributable to our Science Education segment declined during the three and six months ended June 30, 2009 from the comparable periods of 2008, primarily as a result of a less favorable sales mix and higher product costs.
Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Selling, general and administrative expenses	$200.8	$224.3	$402.8	$444.9
Percentage of net sales	22.9%	23.2%	23.5%	23.6%

SG&A expenses for the three and six months ended June 30, 2009 decreased $23.5 million or 10.5% and $42.1 million or 9.5%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $18.3 million and $36.9 million for the three and six months ended June 30, 2009, respectively, while the Acquisitions increased SG&A expenses by approximately $1.2 million and $4.1 million, respectively. Accordingly, SG&A expenses related to comparable operations for the three and six months ended June 30, 2009 decreased approximately $6.4 million or 2.9% and $9.3 million or 2.1%, respectively from the comparable periods of 2008. These consolidated decreases in SG&A expenses reflect our implementation of cost saving actions across all segments, improvements in operating efficiencies and, to a lesser extent, the benefit of fewer billing days with respect to certain variable costs.
Cost savings were achieved primarily through selective personnel reductions, operating efficiencies and discretionary spending discipline. Further contributing to the decrease in SG&A expenses, we recognized $1.2 million and $2.7 million of pension income during the three and six months ended June 30, 2009, respectively, compared to $1.0 million and $1.5 million of pension expense during the comparable periods of 2008 related to our U.S. Retirement Plan, positively impacting our North American Lab segment. Partially offsetting the decrease in SG&A expenses, we recognized $5.8 million and $11.2 million associated with implementing cost reduction actions during the three and six months ended June 30, 2009, respectively. These costs represent an increase over the comparable 2008 periods of $5.3 million ($1.1 million in North American Lab and $4.2 million in European Lab) for the three month period and $9.4 million ($3.4 million in North American Lab, $5.8 million in European Lab and $0.2 million in Science Education) for the six month period.
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales

Operating income (loss):
North American Lab	$28.3	5.5%	$24.8	4.7%	$53.7	5.4%	$50.1	4.8%
European Lab	16.5	5.0%	21.6	5.4%	35.8	5.4%	39.9	5.2%
Science Education	(0.8)	(2.7)%	1.0	2.7%	(3.1)	(5.5)%	(2.1)	(3.3)%

Total	$44.0	5.0%	$47.4	4.9%	$86.4	5.0%	$87.9	4.7%

Operating income for the three and six months ended June 30, 2009 decreased $3.4 million or 7.2% and $1.5 or 1.7%, respectively, over the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $1.7 million and $5.4 million for the three and six months ended June 30, 2009, respectively, while the Acquisitions increased operating income by approximately $0.3 million and $0.9 million, respectively. Accordingly, operating income related to ongoing comparable operations decreased approximately $2.0 million or 4.2% and increased $3.0 million or 3.4% over the comparable periods of 2008. The changes observed in consolidated operating income are primarily related to declines in sales volume largely offset by cost saving actions and initiatives.
Operating income in our North American Lab segment for the three and six months ended June 30, 2009 increased $3.5 million or 14.1% and $3.6 million or 7.2%, respectively, over the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $0.4 million and $1.4 million for the three and six months ended June 30, 2009, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $3.9 million or 15.7% and $5.0 million or 10.0%, respectively, over the comparable periods of 2008. The increase during the three month period was primarily the result of a decrease in SG&A expenses of $7.3 million, partially offset by a decline in gross profit of $3.4 million. The increase during the six month period was primarily the result of a decrease in SG&A expenses of $10.5 million, partially offset by a decline in gross profit of $5.5 million.

Operating income in our European Lab segment for the three and six months ended June 30, 2009 decreased $5.1 million or 23.6% and $4.1 million or 10.3%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $1.3 million and $4.0 million for the three and six months ended June 30, 2009, respectively, while the Acquisitions increased operating income by approximately $0.3 million and $0.9 million, respectively. Accordingly, operating income related to ongoing comparable operations decreased approximately $4.1 million or 19.0% and $1.0 million or 2.5%, respectively, over the comparable periods of 2008. The decrease during the three month period was primarily the result of an increase in SG&A expenses of $2.9 million and a decline in gross profit of $1.2 million. The decrease for the six month period was primarily the result of an increase in SG&A expenses of $5.5 million, partially offset by a gross profit increase of $4.5 million.
Operating income (loss) in our Science Education segment for the three and six months ended June 30, 2009 was $(0.8) million and $(3.1) million, respectively, compared to $1.0 million and $(2.1) million, during the comparable periods of 2008. The declines in operating profitability at our Science Education segment are primarily a result of decreases in sales volume and associated gross margin in excess of savings generated by cost saving actions.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $50.4 million and $63.1 million for the three months ended June 30, 2009 and 2008, respectively, and was $112.7 million and $126.3 million for the six months ended June 30, 2009 and 2008, respectively. These decreases in net interest expense are primarily attributable to declines in interest expense associated with variable rate debt as well as the benefit of foreign currency translation on interest expense associated with our foreign denominated debt instruments. In addition, the decrease during the three month period was further due to our recognition of a $4.7 million net unrealized gain on interest rate swaps. Partially offsetting the decrease in the six month period was our recognition of a $2.3 million net unrealized loss on interest rate swaps.
Our recognition of net unrealized gains or losses on our interest rate swap arrangements are primarily due to changes in variable rates of interest. As a result of our discontinuance of hedge accounting under our interest rate swap arrangements in the second half of 2008, interest expense may continue to fluctuate significantly from period to period, but such fluctuations will not impact the Company’s operating cash flows until realized. See Note 3 included in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q for more information on our interest rate swap arrangements.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains (losses). Our net exchange loss of $(46.0) million and $(9.4) million for the three and six months ended June 30, 2009 and our net exchange loss of $(73.2) million for the six months ended June 30, 2008 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $1.8 million recorded during the three months ended June 30, 2008 primarily reflected the relative stability of the U.S. dollar to the Euro as of June 30, 2008 compared with March 31, 2008. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended June 30, 2009 and 2008, we recognized an income tax benefit of $25.6 million and $4.2 million, respectively, on pre-tax losses of $52.4 million and $13.9 million, respectively, resulting in an effective tax benefit rate of 48.9% and 30.2%, respectively.
During the six months ended June 30, 2009 and 2008, we recognized an income tax benefit of $20.1 million and $45.1 million, respectively, on pre-tax losses of $35.7 million and $111.6 million, respectively, resulting in an effective tax benefit rate of 56.3% and 40.4%, respectively.
The benefits recognized in the 2009 and 2008 periods primarily reflect our recognition of deferred benefits associated with domestic net operating losses as well as the tax benefits related to the recognition of net exchange losses in our domestic operations, net of taxes on operating profits in our foreign operations. The 2009 and 2008 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state and foreign net operating losses. The income tax benefit rate for the second quarter of 2009 was positively impacted by a reduction in our tax exposure reserves of $3.2 million associated with the conclusion of a foreign income tax examination.

See Note 9 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a discussion of our uncertain tax positions.
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
As of June 30, 2009, we had $59.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $117.0 million. As of June 30, 2009, we had $2,826.5 million of outstanding indebtedness. We had unused availability of $215.2 million under our multi-currency revolving loan facility as of June 30, 2009.
Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility bear interest at variable rates.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of June 30, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
During the second quarter of 2009, we continued to evaluate the possibility of electing to make certain non-cash payment-in-kind (“PIK”) interest elections in order to enhance our liquidity and to fund acquisition and investment opportunities. On June 25, 2009, we elected to pay PIK interest on our Senior Notes in lieu of making a cash interest payment for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Also, on June 25, 2009, we made an election to capitalize approximately $2.7 million and €0.9 million ($1.3 million on a U.S. dollar equivalent basis as of June 30, 2009) of cash interest payable on our Senior Subordinated Notes for the quarterly interest payment date ending on June 30, 2009. See Note 5 in “Item 1 — Financial Statements” in this quarterly report on Form 10-Q for more information on our PIK interest election options.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our ability to make PIK interest elections under each of our Senior Notes and Senior Subordinated Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations, although no assurance can be given in this regard.
The majority of our long-term debt obligations will mature between 2013 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.

Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and our insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, aside from our recognition of non-cash impairment charges related to the recoverability of long-lived intangible assets and goodwill during the fourth quarter of 2008, a tightening of credit with certain suppliers and the factors impacting our operating results discussed above, we have not had a significant financial statement impact based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.
Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2009	2008

Cash flow from operations, excluding working capital	$36.6	$3.4
Cash flow from working capital changes, net	30.4	(22.6)

Cash flow from operations	$67.0	$(19.2)

Cash flow from operations was $67.0 million during the six months ended June 30, 2009 compared to $19.2 million of cash used in operations during the comparable period of 2008. The increase in cash flow from operations is primarily due to an improvement in cash flows associated with our trade accounts receivable of $31.6 million and our inventories of $14.1 million and further due to lower cash paid for interest of $25.7 million. The improvements in cash flows associated with our trade accounts receivable and inventories are primarily attributable to a decline in commercial activity and, to a lesser extent, our continued focus on cash collections and operating efficiencies during the 2009 period. During the six months ended June 30, 2009, our sales slowed, due to the challenging economic environment lowering our investment in trade accounts receivable and inventories. Our targeted collection efforts further reduced our trade accounts receivable while inventory planning initiatives additionally contributed to the reduction in inventories during the 2009 period. We paid cash interest of $100.2 million and $125.9 million during the six months ended June 30, 2009 and 2008, respectively, positively impacting our year over year operating cash flow comparison as a result of declines in interest rates on variable rate debt. There were no other significant changes in cash flows from working capital items. As previously noted, our cash disbursements follow a standardized process, therefore; we may experience fluctuations in cash flows associated with trade accounts payable from period to period.
Net cash used in investing activities was $11.3 million for the six months ended June 30, 2009 compared to $40.5 million for the comparable period of 2008. This decrease was due primarily to the fact that there were no material acquisitions completed during the 2009 period and further due to lower capital expenditures. We expect capital expenditures for the year ending December 31, 2009 to approximate $30.0 million to $35.0 million.
Net cash used in financing activities was $40.3 million for the six months ended June 30, 2009 compared to $39.8 million of cash provided for the comparable period of 2008. Cash used in the 2009 period was primarily due to $33.1 million of net cash repayments of debt and further due to $3.6 million paid to repurchase redeemable equity units. Cash provided in the 2008 period was primarily due to net cash proceeds of $41.3 million drawn under our Senior Secured Credit Facility.

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
On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and considering other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued fluctuations in the economic environment will be reflected in our consolidated financial statements in future periods as additional information becomes known.
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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of June 30, 2009.
Item 4 — Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Pursuant to a written consent in lieu of a meeting dated April 15, 2009, the Company’s parent company, VWR Investors, Inc., re-elected all members of the Company’s Board of Directors, consisting of John M. Ballbach, Timothy P. Sullivan, Nicholas W. Alexos, Harry M. Jansen Kraemer, Jr., Thompson Dean, Robert J. Zollars, Robert L. Barchi, Carlos del Salto, Edward A. Blechschmidt, Robert P. DeCresce and Pamela F. Lieberman.
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

VWR FUNDING, INC.
By:	/s/ Gregory L. Cowan
	Name:	Gregory L. Cowan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

August 7, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.