Form 10-Q
period 2009-09-30
VWR Funding, Inc.
filed 2009-11-09
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 9, 2009 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
INDEX

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in millions, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$83.9	$42.0
Compensating cash balance	114.8	100.7
Trade accounts receivable, less reserves of $11.2 and $10.1, respectively	488.5	472.2
Other receivables	28.6	34.4
Inventories	267.0	284.8
Other current assets	26.8	29.8

Total current assets	1,009.6	963.9
Property and equipment, net	190.4	190.1
Goodwill	1,833.3	1,784.7
Other intangible assets, net	2,010.8	2,012.9
Deferred income taxes	12.6	14.2
Other assets	81.9	119.1

Total assets	$5,138.6	$5,084.9

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$156.3	$165.0
Accounts payable	366.1	356.5
Accrued expenses	171.0	189.8

Total current liabilities	693.4	711.3
Long-term debt and capital lease obligations	2,723.2	2,650.6
Other long-term liabilities	131.6	121.5
Deferred income taxes	499.2	546.7

Total liabilities	4,047.4	4,030.1
Redeemable equity units	44.5	46.4
Commitments and contingences (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.8	1,360.4
Accumulated deficit	(414.9)	(383.6)
Accumulated other comprehensive income	99.8	31.6

Total stockholders’ equity	1,046.7	1,008.4

Total liabilities, redeemable equity units and stockholders’ equity	$5,138.6	$5,084.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$902.1	$979.9	$2,619.3	$2,868.0
Cost of goods sold	642.0	701.1	1,870.0	2,056.4

Gross profit	260.1	278.8	749.3	811.6
Selling, general and administrative expenses	197.1	213.4	599.9	658.3

Operating income	63.0	65.4	149.4	153.3
Interest income	0.5	1.5	1.8	4.4
Interest expense	(59.6)	(66.3)	(173.6)	(195.5)
Other income (expense), net	(30.0)	96.5	(39.4)	23.3

(Loss) income before income taxes	(26.1)	97.1	(61.8)	(14.5)
Income tax benefit (provision)	10.4	(40.7)	30.5	4.4

Net (loss) income	$(15.7)	$56.4	$(31.3)	$(10.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2009
(Dollars in millions, except share data)
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at January 1, 2009	1,000	$—	$1,360.4	$(383.6)	$31.6	$1,008.4
Capital contributions from parent	—	—	0.7	—	—	0.7
Share-based compensation expense associated with our parent company equity plan	—	—	2.6	—	—	2.6
Reclassifications of redeemable equity units	—	—	(1.9)	—	—	(1.9)
Comprehensive income (loss):
Net loss	—	—	—	(31.3)	—	(31.3)
Other comprehensive income	—	—	—	—	68.2	68.2

Total comprehensive income						36.9

Balance at September 30, 2009	1,000	$—	$1,361.8	$(414.9)	$99.8	$1,046.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(31.3)	$(10.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87.1	86.2
Net unrealized translation loss (gain)	41.2	(27.2)
Net unrealized loss on interest rate swaps	4.7	1.6
Non-cash payment-in-kind interest accretion	24.1	—
Non-cash equity compensation expense	2.6	2.8
Amortization of debt issuance costs	7.2	7.2
Deferred income tax benefit	(51.1)	(35.5)
Other, net	5.7	3.3
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(1.2)	(49.4)
Inventories	26.3	10.8
Other current and non-current assets	4.4	9.2
Accounts payable	4.7	(10.9)
Accrued expenses and other liabilities	(26.2)	(11.4)

Net cash provided by (used in) operating activities	98.2	(23.4)

Cash flows from investing activities:
Acquisitions of businesses and other intangible assets	(1.2)	(46.3)
Capital expenditures	(15.1)	(24.3)
Proceeds from sales of property and equipment	1.4	9.0

Net cash used in investing activities	(14.9)	(61.6)

Cash flows from financing activities:
Proceeds from debt	264.2	335.8
Repayment of debt	(301.9)	(263.6)
Net change in bank overdrafts	9.1	8.8
Net change in compensating cash balance	(14.1)	(11.6)
Proceeds from equity and stock incentive plans	0.6	2.2
Repurchase of redeemable equity units	(3.6)	—
Debt issuance costs	—	(1.2)

Net cash (used in) provided by financing activities	(45.7)	70.4

Effect of exchange rate changes on cash	4.3	(0.5)

Net increase (decrease) in cash and cash equivalents	41.9	(15.1)
Cash and cash equivalents beginning of period	42.0	45.0

Cash and cash equivalents end of period	$83.9	$29.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$165.7	$202.6
Income taxes paid, net	$21.0	$20.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in millions)
(Unaudited)
(1) Background, Nature of Operations and Basis of Presentation
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn beneficially own approximately 75% of the Company’s outstanding common stock through their ownership interests in Holdings. As used herein, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and considering other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and reduced customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued fluctuations in the economic environment will be reflected in our consolidated financial statements in future periods as additional information becomes known. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to September 30, 2009 through the date of issuance: November 9, 2009.
Certain amounts from prior periods presented in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
(2) New Accounting Standards
(a) Recently Adopted Accounting Standards
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (“ASC”) has become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC did not change GAAP but reorganizes the literature. The ASC became effective for the Company as of September 30, 2009. The ASC had no impact on our condensed consolidated financial statements.
Fair Value Measurements and Disclosures
ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 157), establishes a framework for measuring fair value and provides for disclosure of fair value measurements. We adopted the provisions of ASC Topic 820 with respect to our financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008 (see Note 3). We adopted the provisions of ASC Topic 820 with respect to our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis on January 1, 2009. Non-recurring non-financial assets and liabilities include those measured at fair value for indefinite-lived intangible asset and goodwill impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in a business combination. See Note 4 for more information on fair value measurements associated with our interim impairment testing as of September 30, 2009. To date and except for the disclosures made under our interim impairment test as of September 30, 2009, our adoption of the provisions of ASC Topic 820 with respect to non-recurring non-financial assets and liabilities has had no impact on our condensed consolidated financial statements.
ASC Topic 820 also requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosure requirements first became effective for the Company on June 30, 2009. See Note 3 for the necessary additional disclosures.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
In September 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 09-05”). ASU 09-05 amended ASU Topic 820 by providing additional guidance about measuring the fair value of liabilities. The new guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. We adopted ASU 09-05 as of September 30, 2009 with respect to our determination and disclosure of the fair value of our Senior Notes, which are traded as an asset. See Note 3 for further discussion of the fair value of our debt instruments.
Derivatives & Hedging
ASC Topic 815, Derivatives & Hedging, requires entities to provide disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. Certain disclosures required by ASC Topic 815 became effective for the Company on January 1, 2009. See Note 3 for related disclosures.
Business Combinations
ASC Topic 805, Business Combinations (formerly known as SFAS No. 141(R)), revised accounting practices related to business combinations. We will apply the principles of ASC Topic 805 to business combinations for which the acquisition date is on or after January 1, 2009 and when accounting for valuation allowances on deferred taxes and acquired tax contingencies for prior business combinations. There was no financial statement impact upon our adoption of the provisions of ASC Topic 805, but it may materially affect our accounting for future acquisitions.
(b) Recently Issued Accounting Standards
ASC Topic 715-30, Defined Benefit Plans — Pension, requires increased disclosure concerning benefit plan assets. This guidance will become effective for the Company’s disclosures as of December 31, 2009. We expect the adoption of this guidance to affect pension plan disclosures, but to have no impact on our financial position or results of operations.
In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent, (“ASU 09-12”). ASU 09-12 provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include diversified fixed income funds, investments in hedge funds and private equity, real estate, and venture capital partnerships. ASU 09-12 will become effective for the Company’s disclosures as of December 31, 2009. We are currently evaluating the potential impact of ASU 09-12 on our financial position and results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
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
(a) Recurring Fair Value Measures
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$0.5	$—	$0.5	$—

Liabilities
Interest rate swap arrangements	$(54.6)	$—	$(54.6)	$—

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency forward contracts	$5.1	$—	$5.1	$—

Liabilities
Interest rate swap arrangements	$(49.9)	$—	$(49.9)	$—
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Secured Credit Facility	$1,513.0	$1,458.8	$1,504.8	$1,186.3
Senior Notes	691.0	635.7	675.0	515.0
Senior Subordinated Notes	544.5	462.8	527.3	377.6

	$2,748.5	$2,557.3	$2,707.1	$2,078.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
The fair values of our debt instruments as of September 30, 2009 and December 31, 2008 are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that the inputs to our pricing models qualify as Level 2 measurements, except for our publicly-traded Senior Notes as of September 30, 2009, which we believe qualify as a Level 1 measurement.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
Subsequent to September 30, 2008, changes in the fair value of the Amended Swaps are recognized as a non-cash component of interest expense, but will impact the Company’s operating cash flows when realized. During the year ended December 31, 2008, we recognized non-cash net unrealized losses on our Amended Swaps of $35.4. During the three and nine months ended September 30, 2009, we recognized non-cash net unrealized losses on our Amended Swaps of $2.4 and $4.7, respectively.
As of September 30, 2009, the Amended Swaps effectively convert $375.0 of variable rate U.S. dollar-denominated debt and €260.0 million ($380.7 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to moderate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Cash flows from foreign currency forward contracts which are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. The notional value of our outstanding foreign currency forward contracts was $35.9 and $50.1 as of September 30, 2009 and December 31, 2008, respectively.
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
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis as of September 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$1.2	Other current assets	$5.3	Other current assets	$(0.7)	Other current assets	$(0.2)

Derivatives not designated as hedging instruments
Interest rate swap derivatives		—		—	Other long-term liabilities	(54.6)	Other long-term liabilities	(49.9)

Total derivatives		$1.2		$5.3		$(55.3)		$(50.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
The following tables reflect the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009
	Amount of Gain	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified
	in Other	from Other	from Other
	Comprehensive	Comprehensive Income	Comprehensive
	Income	into Earnings	Income into Earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)

Derivatives in cash flow hedging relationships
Interest rate swap derivatives	$—	Interest expense	$(1.1)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	0.2	Cost of goods sold	0.2
Foreign currency forward contracts	—	Other income (expense)	0.1

Total	$0.2		$(1.1)

	Location of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	Earnings	Earnings

Derivatives not designated as hedging instruments
Interest rate swap derivatives — realized	Interest expense	$(8.7)
Interest rate swap derivatives — unrealized	Interest expense	$(2.4)

Nine Months Ended September 30, 2009
	Amount of Gain	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified
	in Other	from Other	from Other
	Comprehensive	Comprehensive Income	Comprehensive
	Income	into Earnings	Income into Earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)

Derivatives in cash flow hedging relationships
Interest rate swap derivatives	$—	Interest expense	$(3.2)
Foreign currency forward contracts	—	Interest expense	(0.9)
Foreign currency forward contracts	(2.2)	Cost of goods sold	1.8
Foreign currency forward contracts	—	Other income (expense)	0.6

Total	$(2.2)		$(1.7)

	Location of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Recognized in
	Earnings	Earnings

Derivatives not designated as hedging instruments
Interest rate swap derivatives — realized	Interest expense	$(23.3)
Interest rate swap derivatives — unrealized	Interest expense	$(4.7)
As of September 30, 2009, approximately $5.4 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(4) Goodwill and Other Intangible Assets
(a) Impairments of Goodwill & Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 in North American Lab, $88.0 in European Lab and $102.0 in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors. During the nine months ended September 30, 2009, except as described below, no new indicators of impairment developed.
As of September 30, 2009, the carrying value of Science Education’s goodwill and intangible assets was $36.5 and $146.4, respectively. We have observed a decline in the operating results of Science Education during the seasonally-significant third calendar quarter of 2009. We are also aware of the reduction in spending by schools due to the general economic conditions in the United States and the impact that unresolved state budgets have had on results and, accordingly, have reduced forecasted sales in the near term. Accordingly, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2009. Consistent with the overall valuation approach applied during the fourth quarter of 2008, we estimated the fair value of the Science Education reporting unit using both the income approach (which is a discounted cash flow technique) and market approach (which is a market multiple technique). We determined that there was no measured impairment of Science Education’s goodwill and intangible assets as of September 30, 2009.
We believe that the inputs to our valuation techniques used in conducting the interim impairment analysis qualify as Level 3 measurements within the fair value hierarchy. Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, including, but not limited to, revenue growth rates and operating margins used to calculate projected cash flows, discount rates, royalty rates, control premiums, future market conditions and the selection of appropriate comparable companies. We believe the estimates and assumptions used in the valuation methods are reasonable. As of September 30, 2009, a hypothetical 10.0% decline in the fair value of Science Education’s indefinite-lived intangible assets and a hypothetical 10.0% decline in the fair value of the Science Education reporting unit, due to changes in projected cash flows, discount rates, control premiums and/or market multiples, would have resulted in an impairment charge of approximately $20.0.
We have recently commenced the information gathering process in preparation for the Company’s annual impairment test of all reporting units as of October 1, 2009. The valuation methods discussed above are similar to those that will be used during the fourth quarter of 2009. Should the future profitability and cash flows of our reporting units decline and/or discount rates increase and/or market multiples at comparable companies’ decline, impairment charges to goodwill and/or intangible assets may be required.
(b) Goodwill
The following table reflects changes in the carrying amount of goodwill by segment during the nine months ended September 30, 2009:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2009	$915.7	$832.5	$36.5	$1,784.7
Acquisition adjustments	—	(3.3)	—	(3.3)
Currency translation changes	8.0	43.9	—	51.9

Balance at September 30, 2009	$923.7	$873.1	$36.5	$1,833.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(c) Intangible Assets
Other intangible assets, net for each of the reporting periods are shown in the table below:

	Weighted
	Average
	Amortization	September 30,	December 31,
	Period (Years)	2009	2008
Amortizable intangible assets:
Customer relationships in North American Lab (net of accumulated amortization of $84.2 and $55.5)	20.0	$665.2	$685.4
Customer relationships in European Lab (net of accumulated amortization of $58.4 and $36.3)	19.7	456.7	446.4
Customer relationships in Science Education (net of accumulated amortization of $14.8 and $9.8)	20.0	116.2	121.2
Chemical supply agreement (net of accumulated amortization of $18.8 and $11.9)	7.0	39.7	43.7
Other (net of accumulated amortization of $7.1 and $5.0)	5.5	11.8	13.2

Total amortizable intangible assets (net of accumulated amortization of $183.3 and $118.5)	19.4	1,289.6	1,309.9
Indefinite-lived intangible assets:
Trademarks and tradenames		721.2	703.0

Total intangible assets, net		$2,010.8	$2,012.9

During the three months ended September 30, 2009, we reclassified $6.6 from goodwill to identifiable intangible assets relating to customer relationships and other amortizable intangible assets in our European Lab segment as a result of our finalization of purchase accounting for acquisitions completed in 2008.
Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amortization expense	$21.2	$21.0	$60.5	$62.7
(5) Debt
The following is a summary of our debt obligations:

	September 30,	December 31,
	2009	2008
Senior Secured Credit Facility	$1,513.0	$1,504.8
10.25%/11.25% Unsecured Senior Notes due 2015	691.0	675.0
10.75% Unsecured Senior Subordinated Notes due 2017	544.5	527.3
Compensating cash balance	114.8	100.7
Capital leases	14.0	5.6
Other debt	2.2	2.2

Total debt	2,879.5	2,815.6
Less short-term portion	(156.3)	(165.0)

Total long-term portion	$2,723.2	$2,650.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €598.5 million ($876.4 on a U.S. dollar equivalent basis as of September 30, 2009), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $613.4 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0).
As of September 30, 2009, an aggregate U.S. dollar equivalent of $23.2 was outstanding under the multi-currency revolving loan facility as a result of £14.4 million outstanding in revolving loans. In addition, we had $12.4 of undrawn letters of credit outstanding. As of September 30, 2009, we had $214.4 of available borrowing capacity under the multi-currency revolving loan facility.
As of September 30, 2009, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.74% and 2.94%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at rate of 3.00%. As of September 30, 2009, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 3 for information on our interest rate swap arrangements.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $691.0 as of September 30, 2009, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest will accrue on the Senior Notes at a rate per annum equal to the cash interest rate of 10.25% plus 100 basis points. To date, the Company has paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we have classified $16.0 of accrued but unpaid interest on our Senior Notes as of September 30, 2009 within the long-term portion of debt in the accompanying balance sheet. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the semi-annual interest period ending on July 15, 2010, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $4.9. If the Company were to then continue to make 100% PIK Interest elections for the following two semi-annual interest periods through and including the July 15, 2011 interest payment date, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $92.0, or approximately 55% of the aggregate principal increase resulting from all PIK elections.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($185.8 on a U.S. dollar equivalent basis as of September 30, 2009) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date through and including March 31, 2010, the Company has the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. In the absence of such an election for any interest payment date, all of the interest on the Senior Subordinated Notes is payable entirely in cash. The interest rate on the Senior Subordinated Notes does not change if the Company makes an election to capitalize interest. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 and €1.9 million ($2.8 on a U.S. dollar equivalent basis as of September 30, 2009) of cash interest payable on our Senior Subordinated Notes for the quarterly interest payment dates ended June 30 and September 30, 2009. If the Company were to continue to make such elections to capitalize interest on the Senior Subordinated Notes, through and including the March 31, 2010 interest payment date, no mandatory redemption payments would be required under the terms of the Senior Subordinated Notes.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
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
As of September 30, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end.
(e) Other
During the three and nine months ended September 30, 2009, we recognized capital lease obligations related to facilities in Singapore and Spain of approximately $3.2 and $8.4, respectively, with a corresponding non-cash increase to property and equipment, net. These facilities are currently under construction and we will lease them from non-affiliated companies upon completion. We have recognized the cost of these assets as construction in progress during the construction phases which we expect will be completed during the first quarter of 2010.
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
Our net exchange loss of $30.0 and $39.4 for the three and nine months ended September 30, 2009, respectively, is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $96.5 and $23.3 for the three and nine months ended September 30, 2008, respectively, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(7) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2009	2008	2009	2008

Service cost	$—	$—	$0.5	$0.7
Interest cost	2.4	2.3	1.5	1.3
Expected return on plan assets	(3.0)	(2.1)	(0.9)	(1.0)
Recognized net actuarial gain	(0.2)	—	—	—

Net periodic pension (income) cost	$(0.8)	$0.2	$1.1	$1.0

	Nine Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2009	2008	2009	2008

Service cost	$0.4	$1.2	$1.4	$2.3
Interest cost	6.9	6.7	4.0	4.2
Expected return on plan assets	(8.6)	(6.2)	(2.3)	(3.4)
Recognized net actuarial gain	(2.2)	—	—	—

Net periodic pension (income) cost	$(3.5)	$1.7	$3.1	$3.1

During the second quarter of 2009, the U.S. Retirement Plan liquidated its holdings in fixed income funds (which primarily invested in interest rate swaps) and substantially all its money market fund holdings and invested the proceeds in a diversified fixed income fund. During the third quarter of 2009, the Company remeasured the funded status of the U.S. Retirement Plan obligations as of July 1, 2009 and updated its actuarial assumptions used in the measurement of net periodic pension income for the second half of 2009. As a result of a decline in the fair value of plan assets from December 31, 2008 and further due to changes in the projected benefit obligation and other assumptions, the Company recognized a reduction in the overfunded status of $31.3, with a corresponding decrease to accumulated other comprehensive income (loss). Net periodic pension income recognized under the U.S. Retirement Plan will be lower during the second half of 2009 compared with the first half of 2009.
The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2009, and expects to make no contributions during the remainder of 2009. The Company made contributions to our significant non-U.S. plans of $1.2 during the nine months ended September 30, 2009, and expects to make additional contributions of approximately $0.3 during the remainder of 2009.
(8) Share-Based Compensation
Holdings has established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan for each of the reporting periods is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Share-based compensation expense	$0.9	$0.9	$2.6	$2.8

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
The equity units issued to management investors are subject to a repurchase obligation as a result of a put option that is outside of our control. We therefore classify all equity units held by management investors outside of permanent equity on our consolidated balance sheet, reflecting the aggregate amount that would be paid to management investors for the equity units pursuant to the put option as of the balance sheet date. The following is a roll forward of redeemable equity units:

Balance at January 1, 2009	$46.4
Reclassifications from permanent equity, net	1.9
Reclassification to accrued expenses upon notification of redemption	(3.8)

Balance at September 30, 2009	$44.5

Accrued expenses as of September 30, 2009 and December 31, 2008 include $2.9 and $2.7, respectively, for the repurchase of redeemable equity units.
(9) Income Taxes
(a) Effective Tax Rate
During the three months ended September 30, 2009 and 2008, we recognized an income tax benefit (provision) of $10.4 and $(40.7), respectively, on pre-tax (loss) income of $(26.1) and $97.1, respectively, resulting in an effective tax rate of 39.8% and (41.9)%, respectively.
During the nine months ended September 30, 2009 and 2008, we recognized an income tax benefit of $30.5 and $4.4, respectively, on pre-tax losses of $(61.8) and $(14.5), respectively, resulting in an effective tax benefit rate of 49.4% and 30.3%, respectively.
The benefits recognized in the 2009 periods primarily reflect our recognition of deferred tax benefits associated with domestic net operating losses as well as the tax benefits related to the recognition of net exchange losses (see Note 6) in our domestic operations, net of taxes on operating profits in our foreign operations.
The tax provision recognized during the three months ended September 30, 2008, and the tax benefit recognized during the nine months ended September 30, 2008 are primarily a result of tax expense associated with our recognition of net exchange gains (see Note 6).
The 2009 and 2008 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state, foreign net operating losses and unprofitable foreign operations. The income tax benefit rate for the nine months ended September 30, 2009 was positively impacted by a reduction in our tax exposure reserves of $3.2 associated with the conclusion of a foreign income tax examination.
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions in which we operate have been concluded for years through 2004. Substantially all state and local income tax matters have been finalized through 2004. Except for the reduction of our tax exposure reserves as discussed above, changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the three and nine months ended September 30, 2009 were not material.
While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(15.7)	$56.4	(31.3)	$(10.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	60.1	(174.6)	89.4	(67.3)
Minimum pension asset, net of taxes(1)	(19.1)	—	(19.1)	—
Unrealized (loss) gain on derivatives, net of taxes(2)	(0.1)	(1.8)	(3.2)	4.8
Amortization of realized losses on derivatives, net of taxes(3)	0.8	1.2	2.4	1.7
Amortization of net actuarial gain, net of taxes(4)	(0.1)	—	(1.3)	—

Comprehensive income (loss)	$25.9	$(118.8)	$36.9	$(70.9)

(1)	Minimum pension asset is net of taxes of $12.2 for the three and nine months ended September 30, 2009.

(2)
Unrealized (loss) gain on derivatives is net of taxes of $0.6 for the three months ended September 30, 2008, and net of taxes of $1.4 and $(4.4) for the nine months ended September 30, 2009 and 2008, respectively.

(3)
Amortization of realized losses on derivatives is net of taxes of $(0.6) and $(0.2) for the three months ended September 30, 2009 and 2008, respectively, and net of taxes of $(1.7) and $(0.5) for the nine months ended September 30, 2009 and 2008, respectively.

(4)	Amortization of net actuarial gain is net of taxes of $0.1 and $0.9 for the three and nine months ended September 30, 2009, respectively.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we have filed formal appeals of this decision and have requested the competent German appellate court to suspend enforcement of the GFCO’s order. The court has granted a temporary suspension, pending its formal decision on the suspension request. We cannot assess the likely outcome of Merck KGaA’s appeal of the GFCO’s decision or potential economic impact associated with an adverse ruling. As a result of the Merger on June 29, 2007 and related purchase accounting, we recorded certain amortizable intangible assets related to the entire geographic scope of our European Distribution Agreement with Merck KGaA. As of September 30, 2009, the unamortized net book value of these intangible assets was $39.7.
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
September 30, 2009
(Dollars in millions)
(Unaudited)
(12) Segment Financial Information
The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.
Selected segment financial information and reconciliation of reported operating income by segment to loss before income taxes are presented below. Revenues reported for each operating segment are net of inter-segment activity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales
North American Lab	$507.9	$538.7	$1,511.6	$1,592.7
European Lab	344.9	375.7	1,002.2	1,145.8
Science Education	49.3	65.5	105.5	129.5

Total	$902.1	$979.9	$2,619.3	$2,868.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating income
North American Lab	$32.4	$31.9	$86.1	$82.0
European Lab	24.0	23.7	59.8	63.5
Science Education	6.6	9.8	3.5	7.8

Total	63.0	65.4	149.4	153.3
Interest income	0.5	1.5	1.8	4.4
Interest expense	(59.6)	(66.3)	(173.6)	(195.5)
Other income (expense), net	(30.0)	96.5	(39.4)	23.3

(Loss) income before income taxes	$(26.1)	$97.1	$(61.8)	$(14.5)

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
The following condensed consolidating financial statements present the balance sheets at September 30, 2009 and December 31, 2008, statements of operations for the three and nine months ended September 30, 2009 and 2008 and statements of cash flows for the nine months ended September 2009 and 2008 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$0.7	$6.1	$77.1	$—	$83.9
Compensating cash balance	—	—	114.8	—	114.8
Trade accounts receivable, net	—	209.7	278.8	—	488.5
Inventories	—	138.7	128.3	—	267.0
Other current assets	0.2	16.5	38.7	—	55.4
Intercompany receivables	14.0	3.8	—	(17.8)	—

Total current assets	14.9	374.8	637.7	(17.8)	1,009.6
Property and equipment, net	—	73.2	117.2	—	190.4
Goodwill	—	900.3	933.0	—	1,833.3
Other intangible assets, net	—	1,135.9	874.9	—	2,010.8
Deferred income taxes	213.1	—	12.6	(213.1)	12.6
Investment in subsidiaries	2,636.6	1,763.0	—	(4,399.6)	—
Other assets	43.8	33.7	4.4	—	81.9
Intercompany loans	1,047.8	98.9	18.6	(1,165.3)	—

Total assets	$3,956.2	$4,379.8	$2,598.4	$(5,795.8)	$5,138.6

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$38.1	$0.4	$117.8	$—	$156.3
Accounts payable	—	193.1	173.0	—	366.1
Accrued expenses	4.9	62.2	103.9	—	171.0
Intercompany payables	—	0.7	17.1	(17.8)	—

Total current liabilities	43.0	256.4	411.8	(17.8)	693.4
Long-term debt and capital lease obligations	2,710.4	1.7	11.1	—	2,723.2
Other long-term liabilities	55.1	16.3	60.2	—	131.6
Deferred income taxes	—	430.7	281.6	(213.1)	499.2
Intercompany loans	56.5	1,038.9	69.9	(1,165.3)	—

Total liabilities	2,865.0	1,744.0	834.6	(1,396.2)	4,047.4
Redeemable equity units	44.5	—	—	—	44.5
Total stockholders’ equity	1,046.7	2,635.8	1,763.8	(4,399.6)	1,046.7

Total liabilities, redeemable equity units and stockholders’ equity	$3,956.2	$4,379.8	$2,598.4	$(5,795.8)	$5,138.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$488.3	$417.6	$(3.8)	$902.1
Cost of goods sold	—	360.3	285.5	(3.8)	642.0

Gross profit	—	128.0	132.1	—	260.1
Selling, general and administrative expenses	0.8	93.9	107.5	(5.1)	197.1

Operating (loss) income	(0.8)	34.1	24.6	5.1	63.0
Interest expense, net of interest income	(48.6)	(9.5)	(1.0)	—	(59.1)
Other income (expense), net	(31.5)	1.1	5.5	(5.1)	(30.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(80.9)	25.7	29.1	—	(26.1)
Income tax benefit (provision)	29.8	(10.3)	(9.1)	—	10.4
Equity in earnings of subsidiaries, net of tax	35.4	20.0	—	(55.4)	—

Net (loss) income	$(15.7)	$35.4	$20.0	$(55.4)	$(15.7)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$535.7	$448.8	$(4.6)	$979.9
Cost of goods sold	—	395.7	310.0	(4.6)	701.1

Gross profit	—	140.0	138.8	—	278.8
Selling, general and administrative expenses	0.9	102.5	115.9	(5.9)	213.4

Operating (loss) income	(0.9)	37.5	22.9	5.9	65.4
Interest expense, net of interest income	(46.8)	(15.7)	(2.3)	—	(64.8)
Other income (expense), net	103.7	22.6	(23.9)	(5.9)	96.5

Income (loss) before income taxes and equity in earnings of subsidiaries	56.0	44.4	(3.3)	—	97.1
Income tax provision	(21.8)	(18.9)	—	—	(40.7)
Equity in earnings of subsidiaries, net of tax	22.2	(3.3)	—	(18.9)	—

Net income (loss)	$56.4	$22.2	$(3.3)	$(18.9)	$56.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,417.6	$1,212.2	$(10.5)	$2,619.3
Cost of goods sold	—	1,054.9	825.6	(10.5)	1,870.0

Gross profit	—	362.7	386.6	—	749.3
Selling, general and administrative expenses	2.4	285.2	329.6	(17.3)	599.9

Operating (loss) income	(2.4)	77.5	57.0	17.3	149.4
Interest expense, net of interest income	(136.8)	(32.0)	(3.0)	—	(171.8)
Other income (expense), net	(44.4)	11.8	10.5	(17.3)	(39.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(183.6)	57.3	64.5	—	(61.8)
Income tax benefit (provision)	72.3	(23.2)	(18.6)	—	30.5
Equity in earnings of subsidiaries, net of tax	80.0	45.9	—	(125.9)	—

Net (loss) income	$(31.3)	$80.0	$45.9	$(125.9)	$(31.3)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,510.4	$1,375.8	$(18.2)	$2,868.0
Cost of goods sold	—	1,124.0	950.6	(18.2)	2,056.4

Gross profit	—	386.4	425.2	—	811.6
Selling, general and administrative expenses	2.4	309.9	362.0	(16.0)	658.3

Operating (loss) income	(2.4)	76.5	63.2	16.0	153.3
Interest expense, net of interest income	(136.2)	(50.2)	(4.7)	—	(191.1)
Other income (expense), net	31.7	20.3	(12.7)	(16.0)	23.3

(Loss) income before income taxes and equity in earnings of subsidiaries	(106.9)	46.6	45.8	—	(14.5)
Income tax benefit (provision)	40.7	(19.9)	(16.4)	—	4.4
Equity in earnings of subsidiaries, net of tax	56.1	29.4	—	(85.5)	—

Net (loss) income	$(10.1)	$56.1	$29.4	$(85.5)	$(10.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(127.7)	$144.1	$81.8	$—	$98.2

Cash flows from investing activities:
Intercompany investing transactions	165.5	31.3	—	(196.8)	—
Capital expenditures	—	(7.2)	(7.9)	—	(15.1)
Other investing activities, net	—	—	0.2	—	0.2

Net cash provided by (used in) investing activities	165.5	24.1	(7.7)	(196.8)	(14.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(165.5)	(31.3)	196.8	—
Proceeds from debt	263.1	—	1.1	—	264.2
Repayment of debt	(300.3)	(0.2)	(1.4)	—	(301.9)
Other financing activities, net	(3.0)	(5.0)		—	(8.0)

Net cash used in financing activities	(40.2)	(170.7)	(31.6)	196.8	(45.7)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3

Net (decrease) increase in cash and cash equivalents	(2.4)	(2.5)	46.8	—	41.9
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.7	$6.1	$77.1	$—	$83.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2009
(Dollars in millions)
(Unaudited)
(14) Subsequent Events
In October 2009, we signed an agreement to acquire the laboratory distribution business, OneMed Lab, a division of OneMed Group. We expect to close this transaction on December 1, 2009. OneMed Lab is one of the largest distributors of laboratory equipment, chemicals and consumables in Finland, Norway and Sweden. OneMed Lab has annual net sales of approximately $30.0.
In addition, and also in October 2009, our Science Education segment acquired X-treme Geek, an internet merchandise division of E-filliate, Inc., which offers unique gadgets and accessories to the technically inclined. X-treme Geek has annual net sales of approximately $6.0

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Cautionary Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q may constitute forward-looking statements. These statements may be preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties:
•	loss of our key executive officers;
•	our ability to consummate and integrate potential acquisitions;
•	the effect of political, economic and credit and financial market conditions, inflation and interest rates worldwide;
•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;
•	increased competition from other companies in our industry and our ability to retain or increase our market share in the principal geographical areas in which we operate;
•	foreign currency exchange rate fluctuations; and
•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.
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

Overview
On June 29, 2007, the Company was acquired from Clayton, Dubilier & Rice, Inc. by affiliates of Madison Dearborn Partners, LLC pursuant to a merger (the “Merger”). The Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future as follows:
•
A significant portion of the purchase price was allocated to goodwill and amortizable and indefinite-lived intangible assets. Accordingly, non-cash charges for depreciation and amortization have increased subsequent to the Merger. In addition and as further discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2008, our results of operations subsequent to the Merger have been materially impacted due to our recognition of non-cash impairment charges related to goodwill and intangible assets. We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of changes in macroeconomic factors since the Merger, while the impairment charges recognized in our Science Education segment were due to a mix of macroeconomic changes and industry-specific factors.

•
Immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and related interest expense has increased.

•
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

We generate net sales primarily through the sale of products, and also, to a lesser extent, through the provision of services, in the global laboratory supply industry. In 2008, we generated approximately 75% of our net sales from the sale of consumable products, including chemicals. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as universities and schools. In 2008, no customer accounted for more than 3% of our net sales.
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
We experienced declining net sales and gross profit across our laboratory business segments during the three and nine months ended September 30, 2009, compared to the same periods in 2008. These declines were caused by changes in foreign currency exchange rates, in particular with respect to the U.S. dollar versus the Euro, British pound sterling and the Canadian dollar, and further negatively impacted by decreasing sales volume in a challenging economic environment. Reductions in volume were especially pronounced during the three months ended September 30, 2009 versus the same three month period of 2008, which represented a quarterly high for net sales and gross profit. Operating income in our lab businesses was essentially flat over the three and nine month periods; however, cost savings and improvements in pricing effectively offset the decline in sales volume and the negative effect of foreign currency exchange rates.
Net sales, gross profit and operating income decreased in our Science Education segment during the three and nine months ended September 30, 2009, compared to the same period in 2008, as general economic conditions in the United States and the resulting reduction in spending by schools continued to negatively impact this segment of our business.

We recognized a consolidated net loss of $15.7 million and $31.3 million for the three and nine months ended September 30, 2009, respectively, compared to $56.4 million of net income and $10.1 million of net loss during the comparable periods of 2008. These fluctuations in net income (loss) are primarily attributable to our recognition of net unrealized translation gains (losses) as described below, net of related income tax effects.
Our results of operations for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, were impacted, in particular, by changes in foreign currency exchange rates, acquisitions of certain businesses within our European Lab segment in 2008 and by foreign currency translation, including our recognition of net unrealized translation gains (losses). See “Factors Affecting Our Operating Results” and “Results of Operations” below for further discussion of these and other factors.
In addition to these factors, we believe that our results of operations and cash flows beyond September 30, 2009 could be adversely impacted by:
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
Our efforts to minimize the impact of these risks include seeking to pass on supplier product cost increases to our customers, promoting private label products, managing freight costs, implementing market expansion initiatives, increasing productivity and/or continuing various cost-saving actions. We believe that, through September 30, 2009, we have been successful in protecting our laboratory business operating margins through the implementation of these measures. Our prospective financial results could be adversely affected if these measures, or others we may implement, are not sufficient in the future to cover additional cost increases or if the negative global economic conditions worsen or are prolonged.
We also believe that general economic conditions in the United States and the resulting reduction in spending by schools that began in the second half of 2008 have adversely impacted, and may continue to adversely impact, the financial results of our Science Education segment beyond September 30, 2009.
While each of the Company’s segments may benefit from increased governmental funding or global economic stimulus initiatives, it is difficult to anticipate the impact and timing of such actions on our customers’ spending.
Factors Affecting Our Operating Results
Foreign Currency
We maintain operations primarily in North America and Europe. In 2008, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We believe that our constant currency assessments are a useful measure to quantify changes in our operations.
Our net exchange loss of $30.0 million and $39.4 million for the three and nine months ended September 30, 2009, respectively, is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $96.5 million and $23.3 million for the three and nine months ended September 30, 2008, respectively, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.

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
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility. Through September 30, 2009, no material acquisitions have occurred in 2009. See Note 14 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for more information on acquisition activity subsequent to September 30, 2009.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2009	2008	Amount	%	2009	2008	Amount	%

North American Lab	$507.9	$538.7	$(30.8)	(5.7)%	$1,511.6	$1,592.7	$(81.1)	(5.1)%
European Lab	344.9	375.7	(30.8)	(8.2)%	1,002.2	1,145.8	(143.6)	(12.5)%
Science Education	49.3	65.5	(16.2)	(24.7)%	105.5	129.5	(24.0)	(18.5)%

Total	$902.1	$979.9	$(77.8)	(7.9)%	$2,619.3	$2,868.0	$(248.7)	(8.7)%

Net sales for the three and nine months ended September 30, 2009 decreased $77.8 million or 7.9% and $248.7 million or 8.7%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $25.6 million and $156.3 million during the three and nine months ended September 30, 2009, respectively, while the acquisitions of Jencons, Spektrum and Omnilab AG (collectively, the “Acquisitions”) increased net sales by approximately $4.0 million and $21.1 million, respectively. Accordingly, net sales from comparable operations decreased approximately $56.2 million or 5.7% and $113.5 million or 4.0% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008. Net sales of consumable products, including chemicals, decreased slightly in the three and nine month periods of 2009 compared to 2008 while sales of capital goods, including equipment, instruments and furniture experienced high-single digit to low-double digit decreases over the same periods.
Net sales in our North American Lab segment for the three and nine months ended September 30, 2009 decreased $30.8 million or 5.7% and $81.1 million or 5.1%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $4.4 million and $27.0 million during the three and nine months ended September 30, 2009, respectively. Accordingly, net sales related to comparable operations decreased approximately $26.4 million or 4.9% and $54.1 million or 3.4% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008.
Net sales in our European Lab segment for the three and nine months ended September 30, 2009 decreased $30.8 million or 8.2% and $143.6 million or 12.5%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $21.2 million and $129.3 million during the three and nine months ended September 30, 2009, respectively, while the Acquisitions increased net sales by approximately $4.0 million and $21.1 million, respectively. Accordingly, net sales related to comparable operations decreased approximately $13.6 million or 3.6% and $35.4 million or 3.1% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008.
Net sales in our Science Education segment for the three and nine months ended September 30, 2009 decreased $16.2 million or 24.7% and $24.0 million or 18.5%, respectively, from the comparable periods of 2008. These decreases were primarily due to declines in volume across each of our science supplies businesses; most notably our publisher kitting business which we believe reached the height in its last business cycle in 2008. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in spending of schools.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross profit	$260.1	$278.8	$749.3	$811.6
Percentage of net sales (gross margin)	28.8%	28.5%	28.6%	28.3%
Gross profit for the three and nine months ended September 30, 2009 decreased $18.7 million or 6.7% and $62.3 million or 7.7%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $8.1 million and $50.4 million during the three and nine months ended September 30, 2009, respectively, while the Acquisitions increased gross profit by approximately $1.0 million and $6.0 million, respectively. Accordingly, gross profit from comparable operations decreased approximately $11.6 million or 4.2% and $17.9 million or 2.2% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008. Reductions in comparable gross profit are largely due to decreases in sales volume across each of our segments; however, the decrease in gross profit at our Science Education segment accounted for 56.9% of the consolidated reduction during the three month period and 66.5% of the consolidated reduction during the nine month period.
We experienced gross margin improvement in our European Lab and North American Lab segments during the three and nine months ended September 30, 2009 from the comparable periods of 2008. Our laboratory businesses benefitted from efficient pricing actions and, to a lesser extent, benefitted from a shift in product mix. These benefits were partially offset by product price increases from our suppliers and by increases in the cost of foreign-sourced goods, especially in our European Lab segment and at our Canadian operations within our North American Lab segment. Gross margin attributable to our Science Education segment declined during the three and nine months ended September 30, 2009 from the comparable periods of 2008, primarily as a result of a less favorable sales mix.
Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Selling, general and administrative expenses	$197.1	$213.4	$599.9	$658.3
Percentage of net sales	21.8%	21.8%	22.9%	23.0%
SG&A expenses for the three and nine months ended September 30, 2009 decreased $16.3 million or 7.6% and $58.4 million or 8.9%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $6.9 million and $43.8 million during the three and nine months ended September 30, 2009, respectively, while the Acquisitions increased SG&A expenses by approximately $0.7 million and $4.8 million, respectively. Accordingly, SG&A expenses from comparable operations decreased approximately $10.1 million or 4.7% and $19.4 million or 2.9% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008. The comparable decreases in SG&A expenses reflect our implementation of cost saving initiatives across all segments, as well as improvements in operating efficiencies in our support operations.

Cost savings were achieved primarily through selective personnel reductions, operating efficiencies and discretionary spending discipline. Further contributing to the decrease in SG&A expenses, we recognized $0.8 million and $3.5 million of pension income during the three and nine months ended September 30, 2009, respectively, compared to $0.2 million and $1.7 million of pension expense during the comparable periods of 2008 related to our U.S. Retirement Plan, positively impacting our North American Lab segment. Partially offsetting the comparable decline in the nine month periods, we recognized $11.4 million associated with implementing cost reduction initiatives during the nine months ended September 30, 2009, such costs representing an increase of $9.0 million ($3.1 million in North American Lab, $5.7 million in European Lab and $0.2 million in Science Education) over the comparable 2008 period.
Operating Income
The following table presents operating income and operating income as a percentage of net sales by segment for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales

Operating income:
North American Lab	$32.4	6.4%	$31.9	5.9%	$86.1	5.7%	$82.0	5.1%
European Lab	24.0	7.0%	23.7	6.3%	59.8	6.0%	63.5	5.5%
Science Education	6.6	13.4%	9.8	15.0%	3.5	3.3%	7.8	6.0%

Total	$63.0	7.0%	$65.4	6.7%	$149.4	5.7%	$153.3	5.3%

Operating income for the three and nine months ended September 30, 2009 decreased $2.4 million or 3.7% and $3.9 million or 2.5%, respectively, from the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $1.2 million and $6.6 million during the three and nine months ended September 30, 2009, respectively, while the Acquisitions increased operating income by approximately $0.3 million and $1.2 million, respectively. Accordingly, operating income from comparable operations decreased approximately $1.5 million or 2.3% and increased $1.5 million or 1.0% for the three and nine months ended September 30, 2009, respectively, from the comparable periods of 2008. The changes observed in consolidated operating income are primarily related to declines in sales volume largely offset by the implementation of certain cost saving initiatives.
Operating income in our North American Lab segment for the three and nine months ended September 30, 2009 increased $0.5 million or 1.6% and $4.1 million or 5.0%, respectively, over the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $0.3 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $0.8 million or 2.5% and $5.8 million or 7.1%, respectively, over the comparable periods of 2008. The increase during the three month period was primarily the result of a decrease in SG&A expenses of $4.3 million, partially offset by a decline in gross profit of $3.5 million. The increase during the nine month period was primarily the result of a decrease in SG&A expenses of $14.8 million, partially offset by a decline in gross profit of $9.0 million.
Operating income in our European Lab segment for the three and nine months ended September 30, 2009 increased (decreased) $0.3 million or 1.3% and $(3.7) million or (5.8)% from the comparable periods of 2008. Changes in foreign currency exchange rates caused operating income to decrease by approximately $0.9 million and $4.9 million for the three and nine months ended September 30, 2009, respectively, while the Acquisitions increased operating income by approximately $0.3 million and $1.2 million, respectively. Accordingly, operating income related to comparable operations increased approximately $0.9 million or 3.8% for the three month period and was unchanged for the nine month period, over the comparable periods of 2008. The increase during the three month period was primarily the result of a decrease in SG&A expenses of $2.4 million, partially offset by a decline in gross profit of $1.5 million. During the nine month period, the increase in gross profit was effectively offset by an equivalent increase in SG&A expenses, such increase being due to the year over year increase in restructuring costs discussed above.

Operating income in our Science Education segment for the three and nine months ended September 30, 2009 was $6.6 million and $3.5 million, respectively, compared to $9.8 million and $7.8 million during the comparable periods of 2008. The reductions in operating profitability at our Science Education segment are primarily a result of decreases in sales volume and a less favorable sales mix in excess of implemented cost saving initiatives.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $59.1 million and $64.8 million for the three months ended September 30, 2009 and 2008, respectively, and was $171.8 million and $191.1 million for the nine months ended September 30, 2009 and 2008, respectively. These reductions in net interest expense are primarily attributable to reductions in interest expense associated with variable rate debt, the benefit of foreign currency translation on interest expense associated with our foreign denominated debt instruments and a decrease in amounts outstanding under our multi-currency revolving facility during the 2009 periods, as compared to the 2008 periods. Partially offsetting these reductions, we recognized $2.4 million and $4.7 million of net unrealized losses on interest rate swaps during the three and nine months ended September 30, 2009, respectively, compared with only $1.6 million of net unrealized losses during the comparable periods of 2008.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains (losses). Our net exchange loss of $30.0 million and $39.4 million for the three and nine months ended September 30, 2009, respectively, is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $96.5 million and $23.3 million for the three and nine months ended September 30, 2008, respectively, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended September 30, 2009 and 2008, we recognized an income tax benefit (provision) of $10.4 million and $(40.7) million, respectively, on pre-tax (loss) income of $(26.1) million and $97.1 million, respectively, resulting in an effective tax rate of 39.8% and (41.9)%, respectively.
During the nine months ended September 30, 2009 and 2008, we recognized an income tax benefit of $30.5 million and $4.4 million, respectively, on pre-tax losses of $(61.8) million and $(14.5) million, respectively, resulting in an effective tax benefit rate of 49.4% and 30.3%, respectively.
The benefits recognized in the 2009 periods primarily reflect our recognition of deferred tax benefits associated with domestic net operating losses as well as the tax benefits related to the recognition of net exchange losses in our domestic operations, net of taxes on operating profits in our foreign operations.
The tax provision recognized during the three months ended September 30, 2008, and the tax benefit recognized during the nine months ended September 30, 2008 is primarily a result of tax expense associated with our recognition of net exchange gains.
The 2009 and 2008 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state, foreign net operating losses and unprofitable foreign operations. The income tax benefit rate for the nine months ended September 30, 2009 was positively impacted by a reduction in our tax exposure reserves of $3.2 associated with the conclusion of a foreign income tax examination.
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
As of September 30, 2009, we had $83.9 million of cash and cash equivalents on hand and our compensating cash balance totaled $114.8 million. As of September 30, 2009, we had $2,879.5 million of outstanding indebtedness, including the compensating cash indebtedness of $114.8 million. We had unused availability of $214.4 million under our multi-currency revolving loan facility as of September 30, 2009.
Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility bear interest at variable rates.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of September 30, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
We have the ability to elect to make non-cash payment-in-kind (“PIK”) interest elections under certain of our debt instruments. On June 25, 2009, we elected to pay PIK interest on our Senior Notes in lieu of making a cash interest payment for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 million and €1.9 million ($2.8 million on a U.S. dollar equivalent basis as of September 30, 2009) of cash interest payable on our Senior Subordinated Notes for the quarterly interest payment dates ended June 30 and September 30, 2009. We made these PIK elections in order to enhance our liquidity to fund acquisition and investment opportunities. We continue to evaluate the possibility of future PIK interest elections. See Note 5 in “Item 1 — Financial Statements” in this quarterly report on Form 10-Q for more information on our PIK interest election options and the extent of any resulting mandatory principal redemption obligations.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our ability to make PIK interest elections under each of our Senior Notes and Senior Subordinated Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard.
The majority of our long-term debt obligations will mature between 2013 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.

Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and our insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, aside from our recognition of non-cash impairment charges related to the recoverability of long-lived intangible assets and goodwill during the fourth quarter of 2008, a limited availability to enter into new derivative instruments, a tightening of credit with certain suppliers and the factors impacting our operating results discussed above, we have not had a significant financial statement impact based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.
Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months Ended
	September 30,
	2009	2008

Cash flow from operations, excluding working capital	$90.2	$28.3
Cash flow from working capital changes, net	8.0	(51.7)

Cash flow from operations	$98.2	$(23.4)

Cash flow provided by operations was $98.2 million during the nine months ended September 30, 2009 compared to $23.4 million of cash used in operations during the comparable period of 2008. The increase in cash flow from operations is primarily due to an improvement in cash flows associated with our trade accounts receivable of $48.2 million, our inventories of $15.5 million and our trade accounts payable of $15.6 million and further due to lower cash paid for interest of $36.9 million. The improvements in cash flows associated with our trade accounts receivable and inventories are primarily attributable to a decline in commercial activity and, to a lesser extent, our continued focus on cash collections and inventory management during the 2009 period. During the nine months ended September 30, 2009, we experienced a reduction in sales volume, due to the challenging economic environment, thereby lowering our corresponding investment in trade accounts receivable and inventories. We paid cash interest of $165.7 million and $202.6 million during the nine months ended September 30, 2009 and 2008, respectively, positively impacting our year over year operating cash flow comparison as a result of declines in interest rates on variable rate debt and due to our decision to capitalize approximately $8.1 million of cash interest under our Senior Subordinated Notes during the nine months ended September 30, 2009 through the exercise of our PIK interest election described above. There were no other significant changes in cash flows from working capital items. As previously noted, our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with trade accounts payable from period to period based on the calendar.
Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2009 compared to $61.6 million for the comparable period of 2008. This decrease was due primarily to the absence of material acquisitions during the 2009 period and lower capital expenditures. We expect capital expenditures for the year ending December 31, 2009 to be between $20.0 million and $25.0 million.
Net cash used in financing activities was $45.7 million for the nine months ended September 30, 2009 compared to $70.4 million of cash provided for the comparable period of 2008. Cash used in the 2009 period was primarily due to $37.7 million of net repayments of debt and $3.6 million paid to repurchase redeemable equity units. Cash provided in the 2008 period was primarily due to net cash proceeds drawn from our senior Secured Credit Facility.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of September 30, 2009.
Item 4 — Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

VWR FUNDING, INC.
By:	/s/ Theresa A. Balog
	Name:	Theresa A. Balog
	Title:	Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)
November 9, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.