Form 10-K
period 2009-12-31
VWR Funding, Inc.
filed 2010-03-15
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-124100

VWR FUNDING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2445503
(State of Incorporation)	(I.R.S. Employer Identification No.)
1310 Goshen Parkway
P.O. Box 2656
West Chester, PA 19380
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (610) 431-1700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 31, 2009, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at February 28, 2010 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE
None

VWR FUNDING, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Products we distribute include chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. We maintain operations in more than 20 countries and process approximately 50,000 order lines daily from more than 20 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities.
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

We report our financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial operations and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are not material and are included in our North American Lab segment. During 2007, we opened a shared services center in Coimbatore, India to which we have transferred certain functions from our North American and European operations. The costs of operating our shared services center have been allocated to our business segments based on relative utilization. See Note 17 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.
Customers and Markets
Management estimates that industry-wide revenues in the global laboratory supply industry in which our North American Lab and European Lab segments operate were approximately $28 billion in 2009 based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.
In relation to our Science Education segment, we estimate that industry-wide annual sales of scientific supplies to primary and secondary schools in North America in 2009 were approximately $550 million. Industry sales levels are subject to fluctuations driven by state budgetary status, changes in state and local government funding and spending patterns, the timing of state by state new textbook adoption cycles and population changes. Our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school purchases of supplies in preparation for the beginning of the new school year.
We maintain a diverse and stable customer base across a diversified array of end users and geographies. Our customers include pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools. We serve our customers globally through our operations in more than 20 countries. We established a presence in Asia Pacific in 2006 and plan to further expand in this region to respond to the needs of our global customers who are also expanding operations there.
We seek to be the principal provider of laboratory supplies to our customer base. We are a significant provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies. Pharmaceutical and biotechnology companies represented approximately 34% of our 2009 net sales, and together with universities and colleges, accounted for approximately 50% of our 2009 net sales. In 2009, our top 20 customers accounted for approximately 22% of our net sales, with no single customer representing more than 3% of our net sales.
Products
We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately 75% of our net sales in each of 2009, 2008 and 2007. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes and cold storage equipment.
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
Distribution Network
Our distribution network consists of strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. Customer contact centers have the responsibility for order entry and customer service. Our distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. We also contract with third parties to ship products directly to our customers based on our instructions.
Our regional service centers are located near selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service. We also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly.
Sales and Marketing
We market to customers through our global sales force, our websites, and our catalogs. We have a global sales, sales support, customer service, pricing, marketing and category management workforce. Supporting the field sales organization are specialist teams who provide advanced sales and technical support for e-business integration, customized services, laboratory furniture, safety, environment, microbiology, chromatography and life science product areas.
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
Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term through April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement in Germany. See Note 15(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the investigation and related court proceedings.
The Company also has a distribution agreement with affiliates of Merck KGaA to distribute certain chemical products in North America. The North American chemical distribution agreement was originally entered into in April 2004 with a five year term and automatically extended for a second five-year term, ending April 2014. Affiliates of Merck KGaA may terminate the North America chemical distribution agreement if certain events occur.

Merck KGaA and its affiliates supplied products accounting for approximately 13% of our consolidated net sales in each of 2009, 2008, and 2007.
Trademarks and Trade Names
We have more than 50 different registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. In some cases, however, we do not own the existing applications and registrations for our material trademarks or service marks in each country in which we do business. Generally, registered trademarks have perpetual lives, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.
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
Employees
As of December 31, 2009, we had approximately 6,700 employees, including approximately 3,400 employees in North America, approximately 2,800 employees in Europe and approximately 500 employees in Asia Pacific. As of December 31, 2009, approximately 7% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

Environmental, Health and Safety Matters
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve, and have involved, the handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.
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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2009, we had an aggregate principal amount of debt outstanding of $2,871.7 million. Our high level of debt could have important consequences to us including the following:
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
Although the terms of the indentures governing the Senior Notes and Senior Subordinated Notes and the credit agreement governing the Senior Secured Credit Facility restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. In addition, during 2009, we elected to satisfy $43.0 million of interest payments due on the Senior Notes and the Senior Subordinated Notes by increasing the outstanding principal amount of both series of Notes, and we are permitted to continue to do so under the Senior Notes and the Senior Subordinated Notes for any interest period through July 15, 2011 and March 31, 2010, respectively. The risks that we and our subsidiaries face as a result of our leverage could intensify to the extent that we incur additional indebtedness.
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
We cannot assure you that we will be able to maintain compliance with such covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or note holders and/or amend the covenants. In particular, if our financial condition or operating results deteriorate, our relations with our lenders and noteholders may be materially and adversely affected, which could impact our ability to obtain waivers if necessary.
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
Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient, to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013, and significant portions of our other long-term debt are scheduled to mature beginning in 2014, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

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
We are a holding company operating principally through VWR International, LLC (“VWR”) and certain of its subsidiaries. As a result, we are substantially dependent on dividends, payments or other distributions from VWR (and such subsidiaries) to make payments on the Senior Notes, Senior Subordinated Notes and borrowings under the Senior Secured Credit Facility. VWR’s ability to make such dividends, payments or other distributions will depend on its and its subsidiaries’ financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and financial and business factors, such as the following, which may be beyond our control:
•	operating difficulties;

•	increased operating costs;

•	decreased demand for the products and services we offer;

•	market cyclicality;

•	product prices;

•	the response of competitors or suppliers;

•	regulatory developments;

•	failure to successfully complete or integrate acquisitions; and

•	delays in implementing or our inability to fund strategic projects.
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
Risks Related to Our Business
Our business is affected by general economic conditions in the United States, Europe and the other regions in which we operate, and the continued volatility of global economic conditions or instability in the capital and credit markets could adversely impact our business for the foreseeable future.
Conditions in the global economy deteriorated dramatically in 2008 and most of 2009, and during that time, continuing through the present, the global capital and credit markets have experienced unprecedented volatility and disruption. Although economic conditions in the U.S., Europe and Asia-Pacific appear to have shown signs of improvement in the second half of 2009, it remains difficult to determine the duration or strength of an economic recovery and whether we have entered into a period of stability in global capital and credit markets. Continued volatility in the capital and credit markets, including the general credit availability and liquidity issues we and our counterparties (most importantly, our customers, suppliers and lenders) continue to face, could materially and adversely affect our business, financial condition and results of operations. In particular, if the economic recovery is disrupted or develops slowly, or if market instability continues or worsens, we could encounter or continue to encounter:
•	a reduction in revenues and/or less favorable pricing or terms from new and existing customers;

•	the inability to expand our customer base in existing or new markets;

•	difficulties in collecting accounts receivable;

•	an increase in product prices from our suppliers that we are not able to pass through to our customers;

•	an acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements;

•	a reduction in research and development spending by our customers, especially those in the pharmaceutical and biotechnology industries;

•	a decrease in the discretionary spending by schools and other customers to which we sell products and services through our Science Education business;

•	the inability to access additional capital or refinance existing indebtedness;

•	a limited availability to enter into new derivative financial instruments; and

•	the need to record additional impairment charges against our goodwill and/or intangible and other long-lived assets.

The demand for our products depends on the level of our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers discontinue, outsource and/or spend less on these activities.
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
A continuation of global capital and credit market instability, a sluggish economic recovery or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all industry segments that we serve. In particular, we may experience a further reduction in revenues from certain of our customers in the pharmaceutical industry, which have restructured research functions resulting in workforce reductions, facility closures and budget reductions; from certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures; and from schools in the United States served by our Science Education segment, which have been reducing and adjusting budgeted expenditures in light of reductions in state and local funding. A further reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.
The healthcare industry has and will continue to experience significant changes that could adversely affect our business.
Many of our customers in the healthcare industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental support of healthcare services, lower reimbursements for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of healthcare services or mandated benefits. In response to these and other changes, some of our customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:
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
Some of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of products or services provided pursuant to the agreement with short or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory supply industry could result in existing competitors increasing their market share through business combinations, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.
Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.
We offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 13% of our net sales in 2009.
Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms from our suppliers. These terms may change from time to time, and such changes could adversely affect our gross margins over time. In addition, our results of operations and cash flows could be adversely impacted by the acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements.
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
We derived approximately 47% of our 2009 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities in Asia Pacific. Accordingly, we face certain risks, including:
•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	political risks;

•	differing laws or administrative practices;

•	local business practices that are inconsistent with local or U.S. law, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or other applicable anti-bribery regulations;

•
disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, operations, supply chain and certain important administrative functions, including those that have been or in the future may be transferred to our shared services center in Coimbatore, India;

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
In 2008, we incurred, and we may in the future incur, impairment charges related to our goodwill and intangible assets, which could negatively impact our results of operations.
We have recorded significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the Merger and acquisitions completed subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names.

Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. The results of our 2008 impairment testing identified impairments of our goodwill and indefinite-lived intangible assets aggregating $392.1 million. We did not record any impairment charges during 2009, but we continue to be subject to the risks which led to the impairment charges recognized during 2008. See “Item 7 — Managements Discussion & Analysis of Financial Condition — Critical Accounting Policies — Goodwill & Intangible Assets” in this Annual Report on Form 10-K for more information.
As of December 31, 2009, goodwill and intangible assets represented approximately $3.8 billion or 75% of our total assets. We may recognize additional impairment charges in the future should our operating results or market conditions decline significantly due to, among other things, ongoing or worsening economic instability and volatility or other macro economic pressures, including but not limited to rising interest rates.
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
Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular in the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe upon such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe upon these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected. See Note 15(b) of “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding our appeal of the German Federal Cartel Office’s decision to invalidate in Germany the exclusivity and non-competition provisions of our European Distribution Agreement with Merck KGaA.

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
Our business involves risks of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including certain product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufactures’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, for many years, new insurance for liability relating to asbestos, lead and silica exposure has not been available on commercially reasonable terms or at all, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
Problems with or failure of our information technology, its connectivity to our customers, suppliers and certain service providers and the normal functioning of our telephone systems could significantly disrupt our operations, which could reduce our customer or supplier base and could harm our business, financial condition and results of operations.
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems and our telephone systems at our customer call centers and distribution centers. Our systems, the systems of our customers, suppliers and service providers, and the connectivity among such systems are vulnerable to disruption and damage from a variety of sources, including system or network failures, malicious human acts and natural disasters. While we have taken appropriate steps to improve system redundancy and disaster recovery procedures, reduce our reliance on legacy systems and reinforce the security of our information services, there can be no guarantee that failures, disruptions, data breaches or unauthorized intrusions will not occur. We currently do not maintain third-party insurance for most of these types of events. Sustained or repeated system failures, service disruptions or unauthorized intrusions that interrupt our ability to receive and process orders, receive and process customer payments and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
In addition, we accept payment by credit card and similar payment instruments for a material portion of our sales, and our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by the payment card industry and by individual payment card companies such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volume and transaction experience, require us to safeguard customer information, including applying the minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse affect on our business, financial condition and results of operations.
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
We serve our customers globally through our operations in more than 20 countries, and we have more than 50 different registered and unregistered trademarks and service marks for our products and services. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.
The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.
We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in each of 2009 and 2008, approximately 47% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.
Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2009, we had €723.9 million ($1,042.9 million on a U.S. dollar equivalent basis as of December 31, 2009) of foreign currency-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 36% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which could require us to record exchange losses.
Unanticipated increases to our income tax liabilities could adversely impact our results of operations.
As a global corporation, we are subject to income taxes and tax audits in the U.S. and numerous foreign jurisdictions. Judgment is required in determining our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.
In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, President Obama’s administration has recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Increases in our income tax liabilities as a result of any of the foregoing could adversely affect our financial position, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own and lease office and warehouse space in North America, Europe and Asia Pacific. We maintain our corporate headquarters in West Chester, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2009, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois(1) *	Owned	300,000 sq. ft.	Distribution
Briare, France(2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey(1) *	Owned/Leased	416,776 sq. ft.	Distribution
Brisbane, California(1)	Leased	248,280 sq. ft.	Distribution
Bruchsal, Germany(2)	Owned/Leased	218,906 sq. ft.	Distribution
Buffalo, New York(3) *	Owned	121,600 sq. ft.	Distribution/Assembly
Coimbatore, India(1)(2)(3)	Leased	33,022 sq. ft.	Shared Services
Darmstadt, Germany(2)	Leased	45,348 sq. ft.	Offices
Debrecen, Hungary(2)	Leased	67,188 sq. ft.	Distribution/Repackaging and Mixing
Denver, Colorado(1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland(2)	Leased	77,067 sq. ft.	Distribution
Edmonton, Alberta, Canada(1)	Leased	44,449 sq. ft.	Distribution
Franklin, Massachusetts(1)	Leased	55,486 sq. ft.	Distribution
Haasrode, Belgium(2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden(2)	Leased	129,167 sq. ft.	Distribution
Lutterworth, United Kingdom(2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico(1)	Owned	130,450 sq. ft.	Distribution
Mexico City, Mexico(1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy(2)	Leased	13,563 sq. ft.	Distribution
Mississauga, Ontario, Canada(1)	Leased	114,000 sq. ft.	Distribution
Mollet del Valles, Spain(2)	Leased	33,480 sq. ft.	Distribution
Radnor, Pennsylvania(4)	Leased	150,000 sq. ft.	Offices
Rochester, New York(3) *	Owned	339,600 sq. ft.	Distribution/Manufacturing/Assembly
San Dimas, California(1)	Leased	52,800 sq. ft.	Distribution
Singapore(1)(2)	Leased	74,034 sq. ft.	Distribution
St. Catharines, Ontario, Canada(3)	Leased	24,318 sq. ft.	Distribution
Sugar Land, Texas(1)	Leased	62,280 sq. ft.	Distribution
Suwanee, Georgia(1)	Leased	168,925 sq. ft.	Distribution
Tempe, Arizona(1)	Leased	34,908 sq. ft.	Distribution
Tualatin, Oregon(1)	Leased	56,400 sq. ft.	Distribution
West Chester, Pennsylvania(1)(3)(4)	Leased	97,516 sq. ft.	Offices

*	Subject to a mortgage lien under the Senior Secured Credit Facility.

(1)	North American Lab

(2)	European Lab

(3)	Science Education

(4)	During 2010, our corporate headquarters offices will be relocated to Radnor, Pennsylvania. As of December 31, 2009, our leased facility in Radnor, Pennsylvania has not yet been occupied.

We also lease various regional distribution centers and service facilities in North America, Europe and Asia Pacific that support our sales and warehouse functions. For information regarding our lease commitments, see Note 15(a) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
For information regarding legal and regulatory proceedings and matters, see Note 15(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, from which information is incorporated by reference into this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Re-election of Directors
Pursuant to a written consent in lieu of a meeting dated February 22, 2010, the Company’s parent company, VWR Investors, Inc., re-elected all members of the Company’s Board of Directors, consisting of Nicholas W. Alexos, John M. Ballbach, Robert L. Barchi, Edward A. Blechschmidt, Thompson Dean, Robert P. DeCresce, Pamela Forbes Lieberman, Harry M. Jansen Kraemer, Jr., Carlos del Salto, Timothy P. Sullivan and Robert J. Zollars.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at February 28, 2010 was 1,000, all of which was held by VWR Investors.
Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 28, 2010, Holdings had 1,409,929 preferred units outstanding and 14,002,666 common units outstanding, and 263 holders of record of its common units. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.
Dividends
Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 10 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2008 or 2009. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of company fees and expenses.
Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

Recent Sales and Purchases of Unregistered Equity Securities
VWR Funding, Inc. did not sell or purchase any equity securities in 2009.
In 2009, Holdings’ sold 1,359.63 preferred units and 63,370.91 common units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Successor Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for all issuances to management investors was $1,000 per preferred unit and $.01 per common unit. A board member purchased common units in March 2009 at a cash purchase price of $1.00 per common unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 204,437.55 common units in 2009 from employees whose employment with VWR was terminated in 2007, 2008 or 2009, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.
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
See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see “Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” for additional information regarding the Successor Equity Plan. See Note 13(a) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company’s accounting pursuant to the Successor Equity Plan.
ITEM 6. SELECTED FINANCIAL DATA
The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2009 and 2008 and for the period June 30 through December 31, 2007 are derived from the consolidated financial statements of VWR Funding, Inc. subsequent to the Merger. The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2006 and 2005 and for the period January 1 through June 29, 2007 and for each of the periods in the two-year period ended December 31, 2006 are derived from the consolidated financial statements of the Company prior to the Merger. The term “Predecessor” refers to the Company prior to the Merger. The term “Successor” refers to the Company following the Merger. As a result of the Merger, the Successor and Predecessor periods are each presented on a different cost basis and, therefore, are not comparable.

	Successor			Predecessor
			June 30 -	January 1 -
	Year Ended December 31,		December 31,	June 29,	Year Ended December 31,
(In millions)	2009	2008	2007	2007	2006	2005

Income Statement Data:
Net sales	$3,561.2	$3,759.2	$1,822.7	$1,699.3	$3,257.6	$3,138.2
Cost of goods sold	2,545.6	2,693.8	1,311.3	1,230.1	2,374.3	2,334.5

Gross profit	1,015.6	1,065.4	511.4	469.2	883.3	803.7
SG&A expenses(1)(2)(3)(4)	806.8	1,253.7	408.5	408.1	692.3	660.6

Operating income (loss)	208.8	(188.3)	102.9	61.1	191.0	143.1
Interest expense, net(5)	(224.5)	(283.9)	(127.4)	(98.5)	(110.4)	(104.0)
Other income (expense), net(6)	(23.9)	22.1	(67.2)	3.5	(1.5)	3.8

(Loss) income before taxes and cummulative effect of a change in accounting principal	(39.6)	(450.1)	(91.7)	(33.9)	79.1	42.9
Income tax benefit (provision)	25.5	115.5	42.7	8.3	(32.7)	(20.9)

(Loss) income before cumulative effect of a change in accounting principal	(14.1)	(334.6)	(49.0)	(25.6)	46.4	22.0
Cumulative effect of a change in accounting principle	—	—	—	—	—	(0.5)

Net (loss) income	$(14.1)	$(334.6)	$(49.0)	$(25.6)	$46.4	$21.5

Other Financial Data:
Depreciation and amortization	$116.6	$116.1	$53.2	$19.4	$41.4	$33.9
Capital expenditures	23.9	29.7	16.3	15.7	23.6	18.4
Gross profit as a percentage of net sales	28.5%	28.3%	28.1%	27.6%	27.1%	25.6%

Balance Sheet Data:
Cash and cash equivalents	$124.4	$42.0	$45.0	—	$139.4	$126.1
Total assets	5,127.3	5,084.9	5,615.3	—	2,646.2	2,591.8
Total debt	2,871.7	2,815.6	2,797.4	—	1,723.7	1,451.8
Total stockholders’ equity	1,042.6	1,008.4	1,407.3	—	62.9	321.3

(1)
Share-based compensation expense of $3.4 million, $3.8 million, $2.7 million, $9.0 million and $4.6 million is included in selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2009 and 2008, for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, and for the year ended December 31, 2006, respectively.

(2)
During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on these impairment charges.

(3)
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger.

(4)
Included in SG&A expenses, we recognized charges (credits) relating to cost reduction initiatives of $11.4 million, $4.2 million, $0.3 million, $0.7 million, $(1.0) million and $20.6 million, during the years ended December 31, 2009 and 2008, for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, and for the years ended December 31, 2006 and 2005, respectively.

(5)
Interest rate swap arrangements have contributed to volatility in interest expense, net. See Note 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.

(6)
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. See Note 2(c) included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our exchange gains and losses included in other income (expense), net.

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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. Forward-looking statements include information in this Annual Report on Form 10-K regarding, among other things:
•	management’s forecasts, plans and strategies;

•	management’s general expectations concerning the global laboratory supply industry;

•	efficiencies and cost savings;

•	the economy;

•	sales, income and margins;

•	growth;

•	economies of scale;

•	future acquisitions and dispositions;

•	litigation;

•	potential and contingent liabilities;

•	taxes; and

•	capital markets and liquidity.
You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties;

•	loss of any of our key executive officers;

•	our ability to consummate and integrate potential acquisitions;

•	the effect of political, economic and credit and financial market conditions, inflation and interest rates worldwide;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;

•	increased competition from other companies in our industry and our ability to retain or increase our market shares in the principal geographical areas in which we operate;

•	foreign currency exchange rate fluctuations; and

•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.
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
Overview
We generate our net sales primarily through the sale of products, and also, to a lesser extent, through the provision of services, in the global laboratory supply industry. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities. We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education.
On June 29, 2007, the Company was acquired by affiliates of Madison Dearborn Partners, LLC pursuant to the Merger. As described below under the heading “Factors Affecting Our Operating Results — Effects of the Merger,” the Merger and the financing transactions completed in connection with the Merger have had a significant impact on our financial condition and results of operations and will continue to have a significant impact in the future.
Our results of operations on a reported basis (see “Basis of Financial Statement Presentation” below), including our consolidated operating income (loss) and net income (loss), have been volatile. For example, our consolidated net loss for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007, was $14.1 million, $334.6 million and $74.6 million, respectively. Our results of operations during the three year period ending December 31, 2009 were impacted, in particular, by the following factors:
•
a reduction in customer spending during the latter part of 2008 and throughout 2009 due, in part, to a general deterioration of global economic conditions, especially with respect to (i) certain of our customers in the pharmaceutical industry, which have initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions; (ii) certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures; and (iii) certain of our customers in the primary and secondary educational market, which are facing budget reductions and/or funding deficits;

•
the effects of the Merger, including increased depreciation, amortization and interest expense in 2009, 2008 and the second half of 2007 and the recognition of certain Merger expenses in the first half of 2007;

•	our recognition of non-cash impairment charges during 2008 associated with goodwill and intangible assets, primarily as a result of macroeconomic factors;

•	changes in foreign currency exchange rates;

•	acquisitions of certain businesses; and

•	foreign currency translation, including our recognition of net unrealized translation gains (losses) on certain portions of our debt.

Strategy
Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:
Increase Productivity and Profitability. Achieving operational excellence in our customer service and support and distribution operations remains a cornerstone of our strategy. We will continue to leverage our shared services center in India to not only provide cost-effective business support but enhanced service capabilities as well. Ongoing standardization of processes and systems within our customer service network will bring enhanced service to our customer and supplier base.
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
Improve Sourcing Strategy. By utilizing our global scale and strong relationships with our multinational customers and suppliers and maintaining our primary focus on distribution, we intend to continue developing mutually beneficial relationships with leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Global sourcing and supplier integration are key elements of this strategy to implement.
Increase Sales of Private Label Products. Due to increasing demand by our customers for the broadest possible product choice, we will direct our sales and marketing efforts to strike a balance between exclusive, branded and private label product offerings. We believe this strategy is timely as customers seek to realize productivity gains and reduce operating costs.
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
In addition, immediately after the Merger, we had approximately $2.7 billion of outstanding indebtedness, compared to approximately $1.7 billion prior to the Merger. Accordingly, we are a highly leveraged company and related interest expense has increased subsequent to the Merger. This increase in our debt obligations, together with the restrictions placed on us in the documents governing our debt instruments, may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities and may make us more vulnerable to a downturn in our business, industry or the economy in general.
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 — June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger. There were no Merger expenses recognized after June 29, 2007.

Impairments of Goodwill and Intangible Assets
As a result of the Merger, and to a lesser extent due to acquisitions completed subsequent to the Merger, we carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized for each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors (global recession and volatility in the financial markets), while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors (reduction in discretionary spending by schools). We did not recognize any impairment charges during 2009 or 2007. See Notes 3 and 14(e) included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our recent impairment assessments and associated fair value measurements.
We may recognize additional impairment charges in the future should our operating results or market conditions decline significantly due to, among other things, ongoing or worsening recessionary or other macro economic pressures. See “Critical Accounting Policies” below for a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.
Foreign Currency
We maintain operations primarily in North America and in Europe. In 2009, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the prior period(s). We believe that our constant currency assessments are a useful measure, indicating the actual results of our operations.
Earnings from our subsidiaries are not generally repatriated to the United States; therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries.
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to risk based on fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange loss of $23.9 million and $64.0 million for the year ended December 31, 2009 and for the periods included in the year ended December 31, 2007, respectively, are substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $22.1 million for the year ended December 31, 2008 is substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar.

Recent Acquisitions
The below table depicts the acquisitions made by the Company during 2009, 2008 and 2007. The operating results of acquired businesses are included in our operating results from the date of acquisition and therefore will affect the comparability of our operating results from period to period.

Acquisition Date	Entity Name	Product / Service Offering	Location	Business Segment

December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab

October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science enthusiasts	United States	Science Education

October 1, 2008	Omnilab AG (“Omnilab AG”)	Laboratory supply	Switzerland	European Lab

August 1, 2008	Spektrum-3D Kft (“Spektrum”)	Laboratory supply	Hungary	European Lab

April 1, 2008	Jencons (Scientific) Limited (“Jencons”)	Laboratory supply	United Kingdom	European Lab

November 1, 2007	Omnilabo International B.V. (“Omnilabo BV”)	Laboratory supply	Netherlands	European Lab

July 2, 2007	Bie & Berntsen A-S (“B&B”)	Laboratory supply	Denmark	European Lab

April 2, 2007	KMF Laborchemie Handels GmbH (“KMF”)	Laboratory supply, including chemical and consumable products	Germany	European Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and, to a limited extent, incremental borrowings made under the Company’s Senior Secured Credit Facility.
Seasonality and Inflation
Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third calendar quarter in comparison to other quarters of the year. For example, in 2009, 2008 and 2007, approximately 36%, 40% and 40%, respectively, of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends. For example, the Science Education segment’s publisher kitting business tends to follow a five to six-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.
During 2009, 2008, and 2007, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.

Basis of Financial Statement Presentation
Until June 29, 2007, we were controlled by CD&R. As a result of the Merger, affiliates of Madison Dearborn acquired control of the Company on June 29, 2007. Accordingly, the consolidated financial statements found in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K reflect the results of operations, cash flows, and statements of stockholders’ equity and other comprehensive income (loss) using Predecessor and Successor periods. In order to provide investors a meaningful basis of comparing our results of operations in our discussion and analysis for the year ended December 31, 2008 to the year ended December 31, 2007, the results of operations for the “Predecessor” period (January 1, 2007 through June 29, 2007) have been combined with the results of operations for the “Successor” period (June 30, 2007 through December 31, 2007) as shown in the following table. This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger.

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

We believe that a combined 2007 results of operations presentation (“as reported”) is comparable to our 2008 presentation relative to net sales and gross profit due to the fact that the Merger had substantially no impact on these components. Consequently, we have not applied any pro-forma adjustments to these income statement captions in the following discussion and analysis. Other income (expense) and income taxes for the 2007 period were not adjusted as a pro-forma presentation would not provide a meaningful understanding of these components of our operating results. However, as a result of the Merger and our new capital structure, we have incurred higher expenses, including depreciation and amortization and interest expense. Accordingly, for comparative purposes in our discussion and analysis below of 2007 results of operations, with respect to SG&A expenses, operating income and interest expense, have been adjusted to reflect pro-forma adjustments assuming the Merger occurred as of January 1, 2007. The pro-forma results do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred at the beginning of 2007, or of the future results of operations of the Company. We refer to these components in the following discussion and analysis, after the effect of pro-forma adjustments, on an “as adjusted” basis.
Components of Revenues and Expenses
Our net sales are derived primarily from the sale of laboratory supplies and scientific educational materials. Net sales are also derived, to a lesser extent, from the provision of services. Freight costs that are billed to our customers are included in net sales. Provisions for discounts, rebates to customers, sales returns and other adjustments are provided for as a reduction of net sales in the period the related sales are recorded.
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
Results of Operations
2009 Compared With 2008
Net Sales
The following table presents net sales by reportable segment for the years ended December 31, 2009 and 2008 and net sales growth by reportable segment from 2008 to 2009 (in millions):

	Year Ended December 31,
	2009	% Change	2008

North American Lab	$2,017.0	(3.6)%	$2,092.2
European Lab	1,407.2	(6.4)%	1,503.4
Science Education	137.0	(16.3)%	163.6

Total	$3,561.2	(5.3)%	$3,759.2

Net sales for 2009 decreased $198.0 million or 5.3% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $108.8 million while the acquisitions of Jencons, Spektrum, Omnilab AG, XGeek and OneMed (collectively the “Acquisitions”) increased net sales by approximately $25.5 million. Accordingly, net sales from comparable operations decreased approximately $114.7 million or 3.1% in 2009 from 2008.
Within our laboratory distribution businesses, net sales of consumable products, including chemicals, were flat in 2009 compared to 2008 while net sales of capital goods, including equipment, instruments and furniture experienced a mid to high-single digit decrease over the same period. Further, net sales to pharmaceutical and biotechnology customers experienced low single digit decreases during 2009 compared to 2008, while sales to colleges and universities increased at about the same rate. Net sales to governmental entities were essentially unchanged while sales to industrial customers experienced a mid single digit decrease.
Net sales in our North American Lab segment for 2009 decreased $75.2 million or 3.6% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $21.7 million. Accordingly, net sales from comparable operations decreased approximately $53.5 million or 2.6% in 2009 from 2008. Net sales in our European Lab segment for 2009 decreased $96.2 million or 6.4% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $87.1 million while the Acquisitions increased net sales by approximately $22.8 million. Accordingly, net sales from comparable operations decreased approximately $31.9 million or 2.1% in 2009 from 2008. We believe the comparable decreases in net sales across our laboratory distribution businesses are primarily a function of the global economic recession and the resulting decline in spending by the customers we serve.
Net sales in our Science Education segment for 2009 decreased $26.6 million or 16.3% from 2008. The acquisition of XGeek increased net sales by approximately $2.7 million. Accordingly, net sales from comparable operations decreased approximately $29.3 million or 17.9% in 2009 from 2008. This decrease was primarily due to lower volume in our science supplies business and our publisher kitting business. We believe the decreases in volume relate to the unfavorable economic conditions as well as the cyclical nature of the publisher kitting business.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,
	2009	2008

Gross profit	$1,015.6	$1,065.4
Percentage of net sales (gross margin)	28.5%	28.3%
Gross profit for 2009 decreased $49.8 million or 4.7% from 2008. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $35.1 million while the Acquisitions increased gross profit by approximately $7.5 million. Accordingly, gross profit from comparable operations decreased approximately $22.2 million or 2.1% in 2009 from 2008. Reductions in comparable gross profit are largely due to decreases in sales volume across each of our operating segments. Our Science Education segment accounted for approximately 56% of the consolidated reduction in comparable gross profit.
Consolidated gross margin for 2009 increased approximately 20 basis points to 28.5% from 28.3% in 2008. Our laboratory businesses benefitted from efficient pricing actions and, to a lesser extent, from a shift in product mix including an increase in sales of private-label products. In addition, we experienced tight supply conditions in a portion of our chemical product offerings, which did contribute to gross margin improvement in 2009. These benefits were mostly offset by product price increases from our suppliers and by increases in the cost of foreign-sourced goods, especially in our European Lab segment and at our Canadian operations within our North American Lab segment. Gross margin attributable to Science Education declined during 2009 from 2008 primarily as a result of a less favorable sales mix.
SG&A Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,
	2009	2008

SG&A expenses	$806.8	$861.6
Percentage of net sales	22.7%	22.9%
SG&A expenses for 2009 decreased $54.8 million or 6.4% from 2008. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $32.3 million while the Acquisitions increased SG&A expenses by approximately $6.4 million. Accordingly, SG&A expenses from comparable operations decreased approximately $28.9 million or 3.4% in 2009 from 2008. The comparable decrease in SG&A expenses reflects our implementation of cost reduction initiatives across all segments and is further influenced by decreases in net periodic pension costs, partially offset by increases in charges associated with implementing cost reduction initiatives.
Cost reductions were achieved primarily through personnel reductions, operating efficiencies and discretionary spending discipline. Pension costs associated with our primary defined benefit obligations decreased during 2009 primarily in North American Lab where we recognized $3.7 million of pension income in 2009, due to an increase in the expected return on pension plan assets, compared to $1.7 million of pension expense in 2008. Partially offsetting the decreases in SG&A expenses noted above, we recognized $11.4 million in charges associated with implementing cost reduction initiatives during 2009, such charges representing an increase of $7.2 million ($2.9 million in North American Lab, $4.1 million in European Lab and $0.2 million in Science Education) over the comparable 2008 period. See Note 12 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit obligations.

Impairment of Goodwill and Intangible Assets
We did not recognize any impairment charges during 2009. During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized at each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to a mix of macroeconomic and industry-specific factors.
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,
		% of		% of
	2009	Net Sales	2008	Net Sales
Operating income (loss):
North American Lab	$113.7	5.6%	$(95.3)	(4.6)%
European Lab	93.1	6.6%	2.8	0.2%
Science Education	2.0	1.5%	(95.8)	(58.6)%

	$208.8	5.9%	$(188.3)	(5.0)%

Operating income (loss) increased $397.1 million from a $188.3 million loss in 2008 to $208.8 million of income in 2009. Changes in foreign currency exchange rates caused operating income (loss) to decrease by approximately $2.8 million while the Acquisitions increased operating income (loss) by approximately $1.1 million. As discussed above, impairment charges negatively impacted operating income (loss) by $392.1 million in 2008. The following table highlights the changes in operating income (loss) from 2008 to 2009 by segment (in millions):

	2008	Impairment	Foreign		2009
	operating	of goodwill	currency and	Other	operating
	income	& intangible	the	(explained	income
	(loss)	assets	Acquisitions	below)	(loss)

North American Lab	$(95.3)	$202.1	$(1.2)	$8.1	$113.7
European Lab	2.8	88.0	(0.5)	2.8	93.1
Science Education	(95.8)	102.0	—	(4.2)	2.0

	$(188.3)	$392.1	$(1.7)	$6.7	$208.8

Operating income in our North American Lab segment for 2009 increased $209.0 million from 2008. Impairment charges of $202.1 million negatively impacted our operating income during 2008. Foreign currency decreased operating income in 2009 by approximately $1.2 million. Accordingly, operating income increased approximately $8.1 million over 2008, from comparable operations. The increase for 2009 was primarily the result of a $20.0 million decrease in SG&A expenses due to implemented cost saving initiatives and pension income during the 2009 period, partially offset by an $11.9 million decrease in gross profit as a result of reduced sales volume.
Operating income in our European Lab segment for 2009 increased $90.3 million from 2008. Impairment charges of $88.0 million negatively impacted our operating income during 2008. Foreign currency and the Acquisitions decreased operating income in 2009 by approximately $0.5 million. Accordingly, operating income increased approximately $2.8 million over 2008, from comparable operations. The increase for 2009 was primarily due to a $2.2 million increase in gross profit as a result of gross margin expansion and a $0.6 million decrease in SG&A expenses attributable to implemented cost saving initiatives, mostly offset by the increase in charges associated with cost saving initiatives.

Operating income in our Science Education segment for 2009 increased $97.8 million from 2008. Impairment charges of $102.0 million negatively impacted our operating income during 2008. Accordingly, operating income decreased approximately $4.2 million over 2008, from comparable operations, as a result of a decrease in gross profit of $12.5 million from reduced customer demand and a less favorable sales mix, offset by a decrease in SG&A expenses of $8.3 million related to a decrease in variable costs associated with reduced business activity and implemented cost reduction initiatives.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $224.5 million and $283.9 million for 2009 and 2008, respectively. The decrease in net interest expense during 2009 is primarily attributable to a decrease in our net unrealized gain or loss on interest rate swaps, lower interest rates associated with our variable rate debt, the benefit of changes in foreign currency exchange rates and a decrease in average amounts outstanding under our multi-currency revolving facility during 2009, as compared to 2008. We recognized a net unrealized loss on interest rate swaps of $35.4 million during 2008 compared to a $0.1 million unrealized gain during 2009. As a result of our discontinuance of hedge accounting under our interest rate swap arrangements during 2008, interest expense may continue to fluctuate significantly from period to period, however, such fluctuations will not impact the Company’s operating cash flows until realized. See Note 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains (losses). Our net exchange loss was $23.9 million for 2009 compared to a net exchange gain of $22.1 million for 2008. Our net exchange loss for 2009 is substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar. Our net exchange gain for 2008 is substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the years ended December 31, 2009 and 2008, we recognized an income tax benefit of $25.5 million and $115.5 million, on pre-tax losses of $39.6 million and $450.1 million, respectively, resulting in an effective income tax benefit rate of 64.4% and 25.7%, respectively.
The higher tax benefit rate in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.
The tax benefit in 2008 primarily reflects tax benefits for the impairment charges associated with our indefinite-lived intangible assets. Impairment charges associated with goodwill are generally not deductible for tax purposes. Accordingly, our 2008 tax benefit rate was negatively impacted.
Changes to our uncertain tax positions during 2009 and 2008 are described in Note 11 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2008 Compared With 2007
Net Sales
The following table presents net sales by reportable segment for the years ended December 31, 2008 and 2007 and net sales growth by reportable segment from 2007 to 2008 (in millions):

	Year Ended December 31,
	2008	% Change	2007(1)

North American Lab	$2,092.2	3.7%	$2,018.4
European Lab	1,503.4	12.9%	1,331.2
Science Education	163.6	(5.1)%	172.4

Total	$3,759.2	6.7%	$3,522.0

(1)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Net sales for 2008 increased $237.2 million or 6.7% over 2007. Changes in foreign currency exchange rates and the acquisitions of KMF, B&B, Omnilabo BV, Jencons, Spektrum and Omnilab AG (the “2008/2007 Acquisitions”) increased net sales in 2008 by approximately $148.0 million. Accordingly, net sales from comparable operations increased approximately $89.2 million or 2.5% in 2008 over 2007.
Net sales in our North American Lab segment for 2008 increased $73.8 million or 3.7% over 2007. Changes in foreign currency exchange rates increased net sales by approximately $2.8 million. Accordingly, net sales from comparable operations increased approximately $71.0 million or 3.5% in 2008 over 2007. During 2008, net sales to pharmaceutical customers experienced only nominal growth while net sales to educational, industrial and clinical customers and governmental agencies experienced a higher rate of growth.
Net sales in our European Lab segment for 2008 increased $172.2 million or 12.9% over 2007. Changes in foreign currency exchange rates and the 2008/2007 Acquisitions increased net sales by approximately $145.2 million. Accordingly, net sales from comparable operations increased approximately $27.0 million or 2.0% in 2008 over 2007. During 2008, net sales to pharmaceutical customers were essentially flat while we experienced double-digit growth with our education customers and mid single-digit growth with our industrial customers and governmental agencies.
Net sales in our North American Lab and European Lab segments were negatively impacted during 2008 due to a general slowdown in sales at certain of our large customers. During the fourth quarter of 2008, sales growth in our lab businesses was negatively impacted by a reduction in customer spending due, in part, to a general deterioration of economic conditions. Additionally, certain of our customers in the pharmaceutical industry initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions and certain of our customers in the biotechnology industry experienced increased economic and liquidity pressures.
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

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2008 and 2007 (in millions):

	Year Ended December 31,
	2008	2007(2)

Gross profit	$1,065.4	$980.6
Percentage of net sales (gross margin)	28.3%	27.8%

(2)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without pro-forma adjustment.
Gross profit for 2008 increased $84.8 million or 8.6% over 2007. Changes in foreign currency exchange rates and the 2008/2007 Acquisitions increased gross profit in 2008 by $46.4 million. Accordingly, gross profit increased $38.4 million or 3.9% over 2007, from comparable operations. We experienced gross margin improvement in our North American Lab and European Lab segments in 2008. Gross margin improvement in North American Lab was primarily due to efficient pricing as well as the impact of changes in our customer mix. North American gross margin improvement was further impacted by a $2.8 million supplier-related liability reversal recorded in the fourth quarter of 2008. Gross margin improvement in European Lab is primarily due to efficient pricing and changes in customer and product mix, offset by increases in the cost of foreign-sourced goods primarily in the United Kingdom due to a sharp decline in the value of the British pound sterling against the Euro during the second half of 2008. Our gross profit from Science Education declined during 2008 primarily as a result of unfavorable economic conditions and the resulting reduction in discretionary spending by schools. Our Science Education gross margin declined during 2008 primarily as a result of a less favorable sales mix and higher product costs.
SG&A Expenses
The following table presents SG&A expenses, as reported and as adjusted, and, in each case, SG&A expenses as a percentage of net sales for the years ended December 31, 2008 and 2007 (in millions):

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

Adjusted SG&A expenses for 2008 increased $52.9 million or 6.5% over 2007. Changes in foreign currency exchange rates and the 2008/2007 Acquisitions increased adjusted SG&A expenses by approximately $38.6 million. Accordingly, adjusted SG&A expenses from comparable operations increased approximately $14.3 million or 1.8% over 2007. This increase in adjusted SG&A expenses reflects our continued spending discipline across all segments. The increase in adjusted SG&A expenses was primarily the result of wage and benefit increases, increased spending on information technology in our North American Lab segment of approximately $7.4 million, increased charges associated with certain cost reduction programs in our European Lab segment of $3.0 million and a charge of $1.3 million relating to the write down of certain long-lived assets within our Science Education segment.
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
Operating (Loss) Income
The following table presents operating (loss) income, as reported and as adjusted, and, in each case, operating (loss) income as a percentage of net sales by segment for the years ended December 31, 2008 and 2007 (in millions):

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

Adjusted operating (loss) income decreased $323.4 million from $135.1 million of income in 2007 to a $188.3 million loss in 2008. Changes in foreign currency exchange rates and the 2008/2007 Acquisitions increased adjusted operating (loss) income by approximately $7.8 million over 2007. As discussed above, impairment charges negatively impacted adjusted operating (loss) income by $392.1 million in 2008 and Merger expenses negatively impacted adjusted operating (loss) income by $36.8 million in 2007. The following table highlights the changes in adjusted operating (loss) income from 2007 to 2008 by segment (dollars in millions):

		Impairment	Foreign
	2007 operating	of goodwill	currency
	(loss) income,	& intangible	and the 2008/2007	Merger	Other	2008 operating
	as adjusted	assets	Acquisitions	expenses	(explained below)	(loss) income

North American Lab	$95.7	$(202.1)	$(0.3)	$—	$11.4	$(95.3)
European Lab	65.0	(88.0)	8.1	—	17.7	2.8
Science Education	11.2	(102.0)	—	—	(5.0)	(95.8)
Merger expenses	(36.8)	—	—	36.8	—	—

	$135.1	$(392.1)	$7.8	$36.8	$24.1	$(188.3)

Operating income in our North American Lab segment for 2008 decreased $191.0 million from 2007. Impairment charges of $202.1 million negatively impacted our operating income during 2008. Changes in foreign currency exchange rates decreased operating income in 2008 by approximately $0.3 million. Accordingly, operating income increased approximately $11.4 million or 11.9% over 2007, from comparable operations. The increase for 2008 was primarily the result of gross margin improvement, driven by efficient pricing actions and customer mix. Improvements in gross margin were partially offset by wage and benefit cost increases which were somewhat mitigated by reductions in discretionary spending.
Operating income in our European Lab segment for 2008 decreased $62.2 million from 2007. Impairment charges of $88.0 million negatively impacted our operating income during 2008. Changes in foreign currency exchange rates and the 2008/2007 Acquisitions increased operating income in 2008 by approximately $8.1 million. Accordingly, operating income increased approximately $17.7 million or 27.2% over 2007, from comparable operations. The increase for 2008 was primarily the result of gross margin improvement, driven by efficient pricing actions as well as favorable customer and product mix. The increase in operating income for 2008 was further influenced by disciplined spending practices and savings generated from cost reduction efforts.
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
Other Income (Expense), Net
Other income (expense), net was $22.1 million of income for 2008 compared to $63.7 million of expense for the comparable period of 2007. Other income (expense) is primarily comprised of exchange gains (losses). Our net exchange gain for 2008 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange loss for 2007 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Income Taxes
During the year ended December 31, 2008 and for the periods included in the year ended December 31, 2007, we recognized an income tax benefit of $115.5 million and $51.0 million, on pre-tax losses of $450.1 million and $125.6 million, respectively, resulting in an effective income tax benefit rate of 25.7% and 40.6%, respectively. The benefit recognized in 2008 reflects tax benefits for the impairment charges associated with our indefinite-lived intangible assets. Impairment charges associated with goodwill are generally not deductible for tax purposes.
The benefit recognized in the 2007 periods reflects our recognition of net operating losses and an income tax benefit of $34.6 million related to a change in tax rates on deferred taxes on European intangible assets, as a result of a reduction in the German income tax rate. The Company recognized the impact of these rate changes, consistent with the date of enactment of the legislation, offset by the recognition of tax expense of $25.5 million on dividends received from foreign operations.

Changes to our uncertain tax positions during 2008 and 2007 primarily relate to pre-Merger contingencies, and accordingly, have increased or decreased goodwill by a corresponding amount. See Note 11 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for more information.
Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business strategies. As of December 31, 2009, we had $124.4 million of cash and cash equivalents on hand and our compensating cash balance totaled $105.0 million.
As of December 31, 2009, we had $2,871.7 million of outstanding indebtedness, including $1,495.3 million of indebtedness under our Senior Secured Credit Facility, $710.0 million of Senior Notes, $541.4 million of Senior Subordinated Notes and $105.0 million of compensating cash indebtedness. We also had unused availability of $213.1 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of December 31, 2009. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time-to-time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility bear interest at variable rates.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of December 31, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
We have the ability to elect to make non-cash payment-in-kind (“PIK”) interest elections under certain of our debt instruments. On June 25, 2009, we made an election to pay PIK interest on our Senior Notes for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we have classified $35.0 million of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt. The Company did not make an election to pay PIK Interest on its Senior Notes for the interest period ending on July 15, 2010 and so it must satisfy the related interest payment with cash in July 2010. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of $5.3 million and €1.9 million ($2.7 million on a U.S. dollar equivalent basis as of December 31, 2009) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates. The Company paid cash interest on the Senior Subordinated Notes for the December 31, 2009 payment date. We made these PIK interest elections in order to enhance our liquidity to fund acquisition and investment opportunities. We continue to evaluate the possibility of future PIK interest elections. See “Indebtedness — Senior Notes and Senior Subordinated Notes” section below for more information on our non-cash PIK interest election options.
Subject to the Company’s continued compliance with its covenants, the Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and existing and any new lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request.

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
The majority of our long-term debt obligations will mature between 2014 and 2017, although the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
Financial markets continue to exhibit volatility and many market participants are experiencing difficulty obtaining liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. To date, aside from our recognition of non-cash impairment charges related to the recoverability of long-lived intangible assets and goodwill during the fourth quarter of 2008, a limited availability to enter into new derivative instruments, a tightening of credit with certain suppliers and the factors impacting our operating results discussed above, we have not had a significant financial statement impact based on the aforementioned assessments. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.
Historical Cash Flows
In order to provide a meaningful basis of comparing our cash flows in the following discussion and analysis of cash flow activity, we have combined our cash flow activity for the Predecessor period (January 1, 2007 through June 29, 2007) with our cash flow activity for the successor period (June 30, 2007 through December 31, 2007). This combined presentation is not consistent with U.S. GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of required purchase accounting adjustments and the impact of changes in our capital structure associated with the Merger. Our operating cash flows were generally unaffected by the Merger with the exception of increased cash paid for Merger related expenses and interest.
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Year Ended December 31,
	2009	2008	2007(1)

Cash flow from operations, excluding working capital	$133.9	$45.5	$58.2
Cash flow from working capital changes, net	35.1	(36.8)	18.2

Cash flow from operations	$169.0	$8.7	$76.4

(1)	Represents the mathematical sum of the 2007 Predecessor period (January 1 through June 29, 2007) and Successor period (June 30 through December 31, 2007), without adjustment.
We generated $169.0 million of cash from operating activities during 2009 compared to $8.7 million and $76.4 million during 2008 and 2007, respectively. The increase in operating cash flows from 2008 to 2009 is primarily due to improvements in our working capital components (after consideration of our PIK interest deferrals) and also to lower cash paid for interest. The decrease in operating cash flows from 2007 to 2008 was primarily due to higher cash interest paid subsequent to the Merger.

We paid cash interest of $200.7 million, $242.8 million and $140.8 million during 2009, 2008 and 2007, respectively. Cash interest decreased in 2009 from 2008 primarily as a result of lower interest rates associated with our variable rate debt and, to a lesser extent, as a result of our elections to capitalize approximately $8.0 million of interest under our Senior Subordinated Notes, as discussed above.
We experienced generally favorable cash flows from working capital components in 2009 compared to 2008. For example, trade accounts receivable provided cash of $12.2 million during 2009 compared to an $11.7 million use of cash during 2008. In addition, the reduction in inventories in 2009 effectively provided $30.2 million of cash compared to only $2.4 million during 2008. These improvements in our cash flows from trade accounts receivable and inventories are primarily attributable to a decline in commercial activity and, to a lesser extent, our continued focus on cash collections and inventory management. Lastly, our trade accounts payable in 2009 represented an $18.1 million source of cash as compared to a $22.3 million use of cash in 2008. The increase in cash provided by trade accounts payable was primarily due to timing. Our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with trade accounts payable from period to period based on the calendar.
We experienced fluctuations in various components of our working capital in 2008 compared to 2007. For example, trade accounts receivable used cash of $11.7 million during 2008 compared to $7.6 million of cash provided during 2007. This decrease in cash flows was primarily the result of increased sales as receivable collection patterns were essentially unchanged during 2008. In addition, inventories in 2008 provided $2.4 million of cash compared to a use of $13.3 million of cash during 2007. This increase in cash flows was due, in part, to improved inventory management practices. Lastly, our trade accounts payable in 2008 represented a $22.3 million use of cash as compared to $7.8 million of cash used in 2007. The increase in cash used by trade accounts payable was primarily due to a general tightening of credit terms with certain suppliers, especially in the second half of 2008 as conditions in the economy deteriorated.
Investing Activities
Net cash used in investing activities was $38.1 million, $74.9 million and $3,887.0 million during 2009, 2008 and 2007, respectively. Net cash used in the 2009 period was primarily associated with the acquisitions of OneMed and XGeek and ongoing capital expenditures, partially offset by the proceeds from sales of property and equipment. Net cash used in the 2008 period was primarily associated with the acquisitions of Jencons, Spektrum and Omnilab AG and ongoing capital expenditures, partially offset by proceeds from sales of property and equipment. The change in investing cash flows from 2009 to 2008 is primarily due to the aggregate size and number of acquisitions completed. The 2007 usage primarily relates to the Merger consideration paid and the acquisitions of KMF, B&B and Omnilabo BV.
Capital expenditures decreased in 2009 from 2008 by $5.8 million, partly due to timing of cash outflows and partly reflecting our desire to manage our resources prudently during the current economic downturn. Capital expenditures increased in 2008 from 2007 reflecting increased investments in information technology and internet-based infrastructure. Capital expenditures have been approximately $30.0 million per year over the past several years. We anticipate a similar level of capital expenditures going forward. In addition, we expect incremental investments in information technology and infrastructure may average approximately $10.0 million per year over the next several years.
Financing Activities
Net cash used in financing activities was $51.1 million during 2009 and net cash provided by financing activities was $65.0 million and $3,848.2 million during 2008 and 2007, respectively. Cash used in 2009 was primarily related to $41.5 million of net repayments of debt and $6.6 million paid to repurchase redeemable equity units. Cash provided during 2008 was primarily due to $62.5 million in net cash proceeds, drawn primarily from our Senior Secured Credit Facility and used to meet our debt service, acquisition financing and general working capital needs. Cash provided during 2007 was primarily due to debt and equity issuances associated with the Merger.

Schedule of Contractual Obligations
The following table details the Company’s contractual obligations as of December 31, 2009 (in millions):

	Total	<1 year	1-3 years	3-5 years	>5 years

Senior Secured Credit Facility — term loans	$1,471.9	$20.9	$23.5	$1,427.5	$—
Senior Secured Credit Facility — revolving facility	23.4	23.4	—	—	—
Senior Notes due 2015	710.0	—	—	—	710.0
Senior Subordinated Notes due 2017	541.4	—	—	—	541.4
Predecessor Senior Subordinated Notes due 2014	1.0	—	—	1.0	—
Interest(1)	1,107.6	170.5	393.7	324.8	218.6
Capital leases(2)	17.9	2.0	4.5	4.0	7.4
Operating leases(2)	150.3	30.7	45.0	23.6	51.0
Compensating cash balance and other debt(3)	106.1	106.1	—	—	—
Unfunded pension obligation(4)	42.3	3.1	2.9	3.3	33.0

Total	$4,171.9	$356.7	$469.6	$1,784.2	$1,561.4

(1)
For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes and our interest rate swap arrangements were assumed to be unchanged from December 31, 2009 and we assumed cash interest will be paid on the Senior Notes and Senior Subordinated Notes until maturity, except for our January 15, 2010 Senior Note interest payment which was satisfied as payment in kind interest. In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, were assumed to remain outstanding through the remaining term of the multi-currency revolving loan facility (2013). Lastly, we incorporated the impact of the Company’s March 2010 excess cash flow payment on future cash interest requirements (see Indebtedness below for more information).

(2)	See Notes 10 and 15 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for further discussion on our lease commitments.

(3)
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2009, our compensating cash balance was $105.0 million.

(4)
The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain pension obligations. Our pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2009.

Noncurrent deferred income tax liabilities as of December 31, 2009 were $495.5 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $5.0 million, exclusive of interest and penalties, as of December 31, 2009. In addition, we do not provide for deferred income tax liabilities nor foreign withholding taxes on approximately $294.4 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2009, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and available credit under our Senior Secured Credit Facility will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.9 million at December 31, 2009.

Indebtedness
See Note 10 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.
Senior Secured Credit Facility. Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €597.0 million ($860.0 million on a U.S. dollar equivalent basis as of December 31, 2009), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $611.9 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
Subject to the Company’s continued compliance with its covenants, the Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and existing and any new lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. Additionally, the total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of $300.0 million or an amount which would cause the Company to exceed certain ratios. To present, the Company has not requested any such incremental term loans or credit commitments.
As of December 31, 2009, an aggregate U.S. dollar equivalent of $23.4 million was outstanding under the multi-currency revolving loan facility as a result of £14.4 million outstanding in revolving loans. In addition, we had $13.5 million of undrawn letters of credit outstanding. As of December 31, 2009, we had $213.1 million of available borrowing capacity under the multi-currency revolving loan facility.
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company is required to make a principal repayment of $20.9 million on the outstanding term loans in March 2010. The excess cash flow payment will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011. We have classified the excess cash flow payment within the short term portion of debt in the accompanying balance sheet as of December 31, 2009.
As of December 31, 2009, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.73% and 2.97%, respectively, which include a variable margin of 2.5%, and amounts drawn under the multi-currency revolving loan facility bear interest at a rate of 3.02%. As of December 31, 2009, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling.
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

The Senior Notes, which amount to $710.0 million as of December 31, 2009, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we have classified $35.0 million of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt. The Company did not make an election to pay PIK Interest for the interest period ending on July 15, 2010 and so it must satisfy the related interest payment with Cash Interest. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the two remaining semi-annual interest periods for which is entitled to do so, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $47.2 million.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($182.7 million on a U.S. dollar equivalent basis as of December 31, 2009) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On any interest payment date through and including March 31, 2010, the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. In the absence of such an election for any interest payment date, all of the interest on the Senior Subordinated Notes is payable entirely in cash. The interest rate on the Senior Subordinated Notes does not change if the Company makes an election to capitalize interest. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 million and €1.9 million ($2.7 million on a U.S. dollar equivalent basis as of December 31, 2009) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates. The Company paid Cash Interest for the December 31, 2009 payment date. The Company will not be required to make a mandatory redemption payment in connection with any past or future elections to capitalize interest on the Senior Subordinated Notes.
Interest Rate Swap Arrangements. Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 million (the “USD Swap”) and €300.0 million (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and carries a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 30, 2012. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 30, 2012. Under the USD Swap and Euro Swap, the Company receives monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and pay monthly interest at a fixed rate of 5.40% and 4.55%, respectively.
As of December 31, 2009, the Amended Swaps effectively convert $350.0 million of variable rate U.S. dollar-denominated debt and €240.0 million ($345.7 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.

The aggregate fair value of the interest rate swaps as of December 31, 2009 was a liability of $49.8 million and is reflected in other long-term liabilities. During the year ended December 31, 2009 and 2008, we recognized non-cash net unrealized gains (losses) on our Amended Swaps of $0.1 million and $(35.4) million, respectively, as a component of interest expense. See Note 14 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a further discussion of our interest rate swap arrangements.
Compensating Cash Balance. Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. The borrowings drawn by our foreign subsidiaries from local banks are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2009, our compensating cash balance was $105.0 million.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
See Note 2 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a description of our significant accounting policies. The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and such estimates routinely require adjustment. The Company’s management has reviewed these critical accounting policies and estimates and related disclosures with its audit committee.
Goodwill and Intangible Assets. We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2009. Goodwill primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger and completed acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names and are not amortized.
We believe that accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life, to apply the impairment testing model required by U.S. GAAP and, when necessary, to determine various related fair value measurements.
We reevaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment or between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists.
Indefinite-lived intangible assets other than goodwill are tested for impairment prior to goodwill or amortizable intangible assets. An impairment charge is measured if the carrying value of an indefinite-lived intangible asset exceeds its fair value. We evaluate the recoverability of our amortizable intangible assets by comparing the carrying value to estimated undiscounted future cash flows expected to be generated. If an amortizable intangible asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying value exceeds its fair value.

Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1st of each year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”), used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step (“Step 2”) involves calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.
The fair value of our intangible assets is determined using a discounted cash flow approach. The Company estimates the fair value of each reporting unit using both the income approach (which is a discounted cash flow technique) and market approach (which is a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.
Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We seek to minimize judgment in the selection of an acquisition control premium by referring to historical control premiums observed in the marketplace. We believe the estimates and assumptions used in the valuation methods are reasonable.
2008 Assessments
During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets. The impairment charges were recognized for each of the Company’s reporting units ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab reporting units were primarily a result of macroeconomic factors, while the charges recognized in our Science Education reporting unit were due to a mix of macroeconomic and industry-specific factors.
2009 Assessments
We observed a decline in the operating results of Science Education during the seasonally-significant third calendar quarter of 2009. We were also aware of the reduction in spending by schools due to the general economic conditions in the United States and the impact that unresolved state budgets have had on results and, accordingly, as of September 30, 2009, we reduced forecasted sales in the near term. As a result, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2009. We determined that there was no measured impairment of the intangible assets. Our evaluation of reporting unit goodwill revealed a failure of Step 1. However, our Step 2 measurement of the implied fair value of goodwill exceeded the carrying value of goodwill primarily as a result of a decrease in the fair value of amortizable intangible assets. Accordingly, we did not recognize any impairment charges. As of September 30, 2009, any decrease in the fair value of our Science Education reporting unit would likely result in impairment charges.

As of our latest annual assessment of our indefinite-lived intangible assets and goodwill on October 1, 2009, we determined that there was no measured impairment of our indefinite-lived intangible assets and that the estimated fair values of our North American Lab and European Lab reporting units each exceeded its respective carrying value. Accordingly, no impairment was recognized. The amount by which the estimated fair value exceeded its carrying value was approximately $90.0 million in our North American Lab reporting unit and was approximately $300.0 million in our European Lab reporting unit.
The carrying value of goodwill and intangible assets as of December 31, 2009 was $929.9 million and $1,081.6 million, respectively, for North American Lab, $866.6 million and $759.8 million, respectively, for European Lab and $36.5 million and $145.3 million, respectively, for Science Education. As of December 31, 2009, we determined that there were no impairments of our goodwill or intangible assets in any of our reporting units.
Should our planned organic revenue or cash flow growth, our acquisition strategy growth or market conditions be adversely affected due to, among other things, ongoing or worsening recessionary or other macro-economic pressures; or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions; additional impairment charges against goodwill and intangible assets may be required. Since we recognized impairments on our indefinite-lived intangible assets at each of our reporting units in 2008, we will likely incur additional impairment charges if we experience any decrease in the fair value of these assets going forward.
Interest Rate Swap Valuations. We apply the fair value provisions of U.S. GAAP to our interest rate swap arrangements. We determine the fair value of all of our interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap valuation measurements within Level 2 of the valuation hierarchy. We consider our interest rate swap valuations to be a critical accounting policy as we do not apply hedge accounting and therefore changes in fair value are recognized as a component of income or loss each period. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2009.
As of December 31, 2009, the incorporation of credit spreads into our discounted cash flow model had the effect of lowering the fair value (liability) of our interest rate swap arrangements by $3.1 million. As of December 31, 2009, a 100 basis point (or 1.00%) improvement (deterioration) in our own credit spread would have had the impact of increasing (decreasing) our liability for interest rate swaps by approximately $0.5 million. As of December 31, 2009, counterparty credit spread did not have a material impact on the fair value of our interest rate swaps. See Note 14 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swaps.
Accounts Receivable and Reserves. The carrying amount of trade accounts receivable reflects a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. During 2009, bad debt expense was $3.8 million.
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

Product Liability. We are subject to product liability and other claims in the ordinary course of business and, from time to time, we are named as a defendant in cases as a result of our distribution of laboratory and production supplies. While the impact on us of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future. Our estimates of potential liability are based on several factors, including our historical experience in similar cases, legal venue and the merits of each individual case.
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

New Accounting Standards
See Note 2 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a complete description of new accounting standards, including those standards adopted as of December 31, 2009 and to be adopted in future periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps. As of December 31, 2009, our two interest rate swaps effectively convert $350.0 million of variable rate U.S. dollar-denominated debt and €240.0 million ($345.7 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. As of December 31, 2009, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $8.0 million on a pre-tax basis and inclusive of our interest rate swaps. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K for more information on our variable rate debt and our interest rate swap arrangements.
Foreign Currency Exchange Rate Risk
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10.00% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our operating income by approximately $9.5 million. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.
Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. We have regularly entered into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on such foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. These activities have not been material to our consolidated financial statements. Due to recent volatility in global capital and credit markets, our availability to enter into new derivative financial instruments has been limited and may continue to be limited; consequently, our future results of operations may be subject to increased variability. See Note 14 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our hedging programs.
As a result of a change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2009 would have impacted our exchange gain or loss by approximately $93.8 million on a pre-tax basis.

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

Page

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2009 and 2008	49

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	50

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	51

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	53

Notes to Consolidated Financial Statements	54

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	148

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the years ended December 31, 2009 and 2008 and for the period from June 30, 2007 to December 31, 2007 (Successor periods) and for the period from January 1, 2007 to June 29, 2007 (Predecessor period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor and Predecessor periods as listed on the index on page 47. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of CDRV Investors, Inc. and its subsidiaries for the Predecessor period, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for fair value measurements for recurring financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis on January 1, 2009 due to the adoption of Accounting Standard Codification Topic 820, Fair Value Measurements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2010

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$124.4	$42.0
Compensating cash balance	105.0	100.7
Trade accounts receivable, less reserves of $10.8 and $10.1, respectively	471.3	472.2
Other receivables	28.9	34.4
Inventories	263.6	284.8
Other current assets	24.0	29.8

Total current assets	1,017.2	963.9
Property and equipment, net	191.4	190.1
Goodwill	1,833.0	1,784.7
Other intangible assets, net	1,986.7	2,012.9
Deferred income taxes	12.6	14.2
Other assets	86.4	119.1

Total assets	$5,127.3	$5,084.9

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$152.4	$165.0
Accounts payable	378.2	356.5
Accrued expenses	158.2	189.8

Total current liabilities	688.8	711.3
Long-term debt and capital lease obligations	2,719.3	2,650.6
Other long-term liabilities	135.3	121.5
Deferred income taxes	495.5	546.7

Total liabilities	4,038.9	4,030.1
Redeemable equity units	45.8	46.4
Commitments and contingences (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.7	1,360.4
Accumulated deficit	(397.7)	(383.6)
Accumulated other comprehensive income	78.6	31.6

Total stockholders’ equity	1,042.6	1,008.4

Total liabilities, redeemable equity units and stockholders’ equity	$5,127.3	$5,084.9

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions)

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Net sales	$3,561.2	$3,759.2	$1,822.7	$1,699.3
Cost of goods sold	2,545.6	2,693.8	1,311.3	1,230.1

Gross profit	1,015.6	1,065.4	511.4	469.2
Selling, general and administrative expenses	806.8	861.6	408.5	371.3
Impairment of goodwill and intangible assets	—	392.1	—	—
Merger expenses	—	—	—	36.8

Operating income (loss)	208.8	(188.3)	102.9	61.1
Interest income	2.3	5.7	3.0	3.3
Interest expense	(226.8)	(289.6)	(130.4)	(101.8)
Other income (expense), net	(23.9)	22.1	(67.2)	3.5

Loss before income taxes	(39.6)	(450.1)	(91.7)	(33.9)
Income tax benefit	25.5	115.5	42.7	8.3

Net loss	$(14.1)	$(334.6)	$(49.0)	$(25.6)

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(In millions, except share data)
For the Period January 1, 2007 — June 29, 2007 (Predecessor)

					Accumulated
			Additional		other	Treasury stock,
	Common stock		paid-in	Retained	comprehensive	at cost
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total

Balance at January 1, 2007	5,862,892	$0.1	$14.5	$1.7	$50.8	59,480	$(4.2)	$62.9
Issuance of common stock in connection with our Predecessor stock plan	1,757	—	0.2	—	—	—	—	0.2
Exercise of stock options	5,900	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	9.0	—	—	—	—	9.0
Tax benefit related to stock options	—	—	0.1	—	—	—	—	0.1
Acquisition of treasury stock	—	—	—	—	—	7,200	(0.7)	(0.7)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(25.6)	—	—	—	(25.6)
Other comprehensive income	—	—	—	—	24.7	—	—	24.7

Total comprehensive loss								(0.9)

Balance at June 29, 2007	5,870,549	$0.1	$24.0	$(23.9)	$75.5	66,680	$(4.9)	$70.8

For the Period June 30, 2007 — December 31, 2007 (Successor)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Opening balance at June 30, 2007	1,000	$—	$—	$—	$—	$—
Issuance of common stock to parent, net of expenses and redeemable equity units	—	—	1,354.9	—	—	1,354.9
Tax benefit related to transaction fee	—	—	10.2			10.2
Capital contributions from parent	—	—	1.1	—	—	1.1
Share-based compensation expense associated with our parent company equity plan	—	—	2.7	—	—	2.7
Reclassification of redeemable equity units	—	—	(8.7)	—	—	(8.7)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(49.0)	—	(49.0)
Other comprehensive income	—	—	—	—	96.1	96.1

Total comprehensive income						47.1

Balance at December 31, 2007	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) — (Continued)
(In millions, except share data)
For the Years Ended December 31, 2008 and 2009

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Balance at January 1, 2008	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3
Capital contributions from parent	—	—	2.3	—	—	2.3
Share-based compensation expense associated with our parent company equity plan	—	—	3.8	—	—	3.8
Reclassification of redeemable equity units	—	—	(5.9)	—	—	(5.9)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(334.6)	—	(334.6)
Other comprehensive loss	—	—	—	—	(64.5)	(64.5)

Total comprehensive loss						(399.1)

Balance at December 31, 2008	1,000	—	1,360.4	(383.6)	31.6	1,008.4
Capital contributions from parent	—	—	1.4	—	—	1.4
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassifications of redeemable equity units	—	—	(3.5)	—	—	(3.5)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(14.1)	—	(14.1)
Other comprehensive income	—	—	—	—	47.0	47.0

Total comprehensive income						32.9

Balance at December 31, 2009	1,000	$—	$1,361.7	$(397.7)	$78.6	$1,042.6

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Cash flows from operating activities:
Net loss	$(14.1)	$(334.6)	$(49.0)	$(25.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116.6	116.1	53.2	19.4
Net unrealized translation loss (gain)	26.5	(30.1)	67.1	—
Net unrealized (gain) loss on interest rate swaps	(0.1)	35.4	—	—
Impairment of goodwill and intangible assets	—	392.1	—	—
Non-cash interest accretion	43.0	—	—	17.5
Non-cash equity compensation expense	3.4	3.8	2.7	9.0
Amortization and write-off of debt issuance costs	9.6	9.6	4.8	31.0
Deferred income tax benefit	(58.4)	(150.9)	(60.3)	(15.7)
Other, net	7.4	4.1	2.6	1.5
Changes in working capital, net of business acquisitions:
Trade accounts receivable	12.2	(11.7)	21.7	(14.1)
Inventories	30.2	2.4	(3.6)	(9.7)
Other current and non-current assets	(4.3)	(0.1)	(12.6)	6.9
Accounts payable	18.1	(22.3)	(23.0)	15.2
Accrued expenses and other liabilities	(21.1)	(5.1)	15.8	21.6

Net cash provided by operating activities	169.0	8.7	19.4	57.0

Cash flows from investing activities:
Merger consideration, net of cash acquired of $135.8	—	—	(3,802.9)	—
Acquisitions of businesses and other intangible assets	(17.9)	(54.2)	(36.1)	(19.4)
Capital expenditures	(23.9)	(29.7)	(16.3)	(15.7)
Proceeds from sales of property and equipment	3.7	9.0	1.2	2.2

Net cash used in investing activities	(38.1)	(74.9)	(3,854.1)	(32.9)

Cash flows from financing activities:
Proceeds from debt	268.3	381.7	2,622.9	0.1
Repayment of debt	(309.8)	(319.2)	(33.7)	(21.4)
Issuance of common stock to parent, net of expenses	—	—	1,353.8	—
Net change in bank overdrafts	(0.1)	14.7	39.9	0.5
Net change in compensating cash balance	(4.3)	(13.3)	(43.5)	(7.8)
Proceeds from equity and stock incentive plans	1.4	2.3	1.1	0.2
Debt issuance costs	—	(1.2)	(62.6)	(0.6)
Repurchase of redeemable equity units	(6.6)	—	—	—
Acquisition of treasury stock	—	—	—	(0.7)

Net cash (used in) provided by financing activities	(51.1)	65.0	3,877.9	(29.7)

Effect of exchange rate changes on cash	2.6	(1.8)	1.8	2.0

Net increase (decrease) in cash and cash equivalents	82.4	(3.0)	45.0	(3.6)
Cash and cash equivalents beginning of period	42.0	45.0	—	139.4

Cash and cash equivalents end of period	$124.4	$42.0	$45.0	$135.8

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share data)
(1) Background, Nature of Operations and Basis of Presentation
VWR Funding, Inc. (formerly CDRV Investors, Inc. (“CDRV”) offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation, which comprise only a small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial operations and support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are not material and are included in our North American Lab segment.
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
As a result of the Merger, our assets and liabilities were adjusted to their estimated fair values as of June 30, 2007. This resulted in a significant increase in the carrying value of our identified intangible assets and goodwill. In addition, we revalued our pension obligations, recorded significant deferred tax liabilities and certain deferred tax assets and we incurred substantial additional indebtedness. The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0, the issuance of $675.0 aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (“Senior Notes”), the issuance of $353.3 and €125.0 aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 (the “Senior Secured Credit Facility”).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The Merger has been reflected as of June 30, 2007 and the consolidated financial statements reflecting the financial position of the Company as of December 31, 2009 and 2008 and the results of operations and cash flows for the years ended December 31, 2009 and 2008 and for the period from June 30 through December 31, 2007 (after giving effect to the consummation of the Merger) are designated as “Successor” financial statements. The consolidated financial statements reflecting the results of operations and cash flows of the Company through the close of business on June 29, 2007 (prior to giving effect to the consummation of the Merger) are designated as “Predecessor” financial statements.
(2) Summary of Significant Accounting Policies
The Company’s accounting policies are applicable to the Predecessor and Successor financial statements unless otherwise noted.
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets (Note 3), the fair value of our financial instruments (Note 14), the need for valuation allowances on deferred taxes (Note 11) and the discount rates and expected return on plan assets (Note 12), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Current adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods. In preparation of this Annual Report on Form 10-K, we evaluated events subsequent to December 31, 2009 through the date of issuance.
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
(c) Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations, except for gains and losses associated with the purchase of inventories and related derivative financial instruments, which are reported in costs of goods sold within our statements of operations (see Note 14(c)).
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to foreign currency risk, principally with respect to the Euro. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2009 would have impacted our exchange gains or losses by approximately $93.8 on a pre-tax basis.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Foreign currency exchange gains and losses included in other income (expense), net were as follows:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Exchange (losses) gains, net	$(23.9)	$22.1	$(67.1)	$3.1
During the years ended December 31, 2009, 2008, and 2007, we recorded foreign currency exchange gains (losses) based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the Euro against the British pound sterling during such time periods. Our net exchange losses for the year ended December 31, 2009 and for the period from June 30 through December 31, 2007 are substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar. Our net exchange gains for the year ended December 31, 2008 are substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar.
(d) Cash and Cash Equivalents
Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Our cash equivalents consisted of overnight deposits with major banks and overnight investments in money market funds. The amount of restricted cash was $0.2 and $0.4 as of December 31, 2009 and 2008, respectively.
While our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we classify a positive amount of cash, equal to our aggregate bank overdraft positions of subsidiaries participating in our global cash pooling arrangement, as a compensating cash balance separate from cash and cash equivalents. Due to the nature of these bank overdraft positions, amounts have been classified within the short-term portion of debt as of each period end.
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
Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2009 and 2008.
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

	December 31,
	2009	2008

Percent using LIFO method	55%	56%
Amount less than current cost	$9.9	$6.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
(i) Goodwill and Intangible Assets
Goodwill primarily represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger and completed acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names and are not amortized.
We reevaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment or between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists.
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
Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1st of each year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”), used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step (“Step 2”) involves calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.
No impairment losses associated with goodwill and intangible assets were recorded in 2009 or 2007. During 2008, the Company recognized certain impairment charges. See Note 3.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(j) Advertising
We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2009 and 2008 were $5.7 and $7.4, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods.

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Advertising expense	$21.8	$24.9	$14.5	$11.2
(k) Revenue Recognition
We record product revenue on a gross basis when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without post-sale obligations to the customer. Provisions for discounts, rebates to customers, sales returns and other adjustments are provided for as a reduction of sales in the period the related sales are recorded.
Our service revenues, which are substantially less than our product distribution revenues, are primarily comprised of technical services, on-site storeroom services, laboratory and furniture design, supply and installation. Revenues related to technical services and on-site storeroom services are recognized as the services are performed. Certain of our arrangements to provide on-site storeroom services contain multiple elements. We recognize revenue separately for each element based on the fair value of the element provided. The majority of contracts associated with our laboratory and furniture design, supply and installation are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and cost to completion. Cost to completion is measured based on actual costs incurred to date compared to total estimated costs. Typically, the duration of such projects does not extend beyond two months.
We record shipping and handling charges billed to customers in net sales and record shipping and handling costs in cost of goods sold for all periods presented. Sales taxes, value-added taxes and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
(m) Insurance
We maintain corporate insurance programs with third parties in the areas of executive risk, commercial property, business interruption and casualty (including product liability). We also self-insure certain risks inherent in our business which, taken together with the deductible levels and exclusions contained within our third party programs, results in our recording of accruals for incurred claims. Our ultimate exposure may be mitigated by amounts we expect to recover from third parties associated with such claims.
(n) Pensions and Other Postretirement Plans
We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and health care. Benefits are accrued over the employee’s service period. The Company is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets are not recognized in earnings as they occur but, rather, systematically over subsequent periods. See Note 12.
(o) Share-Based Compensation
The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. Share-based compensation expense that has been included in selling, general and administrative (“SG&A”) expenses amounted to $3.4, $3.8, $2.7, and $9.0 for the years ended December 31, 2009 and 2008, for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, respectively.
(p) Financial Instruments and Derivatives
All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. Cash flows from derivatives which are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Cash flows from our interest rate swap arrangements are classified in the statement of cash flows within operating activities consistent with the classification of interest. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(q) Asset Retirement Obligations
A liability for an asset retirement obligation is recognized at fair value in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. The accretion charge is reflected as a component of SG&A expenses. A corresponding retirement asset equal to the fair value of the retirement obligation when the asset is placed in service is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities, including the removal of certain leasehold improvements. Costs related to our asset retirement obligations are not material.
(r) Comprehensive Income (Loss)
Other comprehensive income (loss) components include foreign currency translation adjustments, pension and other postretirement benefit plan adjustments and realized and unrealized gains (losses) on derivatives. Accumulated other comprehensive income (loss), net of tax, consists of:

	December 31,
	2009	2008

Foreign currency translation adjustments	$78.5	$10.1
Realized loss on derivatives, net of taxes of $5.9 and $8.1	(10.5)	(13.7)
Unrealized (loss) gain on derivatives, net of taxes of $1.6 in 2008	(0.2)	3.5
Retirement benefit plans, net of taxes of $9.1 and $21.5	10.8	31.7

	$78.6	$31.6

Comprehensive income (loss) is determined as follows:

	Successor			Predecessor
	December 31,		December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Net loss	$(14.1)	$(334.6)	$(49.0)	$(25.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	68.4	(107.2)	117.3	25.8
Benefit plan adjustments, net of taxes(1)	(19.6)	32.1	(0.4)	—
Realized (loss) on derivatives, net of $4.6 taxes	—	—	(7.3)	—
Unrealized (loss) gain on derivatives, net of taxes(2)	(3.7)	8.7	(14.0)	(1.1)
Amortization of realized losses on derivatives, net of taxes(3)	3.2	1.9	0.5	—
Amortization of net actuarial gain, net of $0.9 taxes	(1.3)	—	—	—

Comprehensive income (loss)	$32.9	$(399.1)	$47.1	$(0.9)

(1)	Benefit plan adjustments are net of taxes of $12.4, $22.0 and $0.5 for the years ended December 31, 2009 and 2008 and for the period from June 30 through December 31, 2007, respectively.

(2)
Unrealized (loss) gain on derivatives is net of taxes of $1.5, $5.5, $9.4 and $0.5 for the years ended December 31, 2009 and 2008 and for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, respectively.

(3)
Amortization of realized losses on derivatives is net of taxes of $2.2, $1.5 and $0.3 for the years ended December 31, 2009 and 2008 and for the period from June 30 through December 31, 2007, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(s) Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Cash paid for interest	$200.7	$242.8	$89.0	$51.8
Cash paid for income taxes, net	32.7	28.1	25.7	14.1
See Note 10(e) for information on non-cash capital lease additions during the year ended December 31, 2009.
(t) New Accounting Standards
The following accounting standards were adopted during 2009:
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC did not change GAAP but reorganizes the literature. The ASC became effective for the Company as of September 30, 2009. The ASC had no impact on our consolidated financial statements.
Fair Value Measurements and Disclosures
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and provides for disclosure of fair value measurements. We adopted the provisions of ASC Topic 820 with respect to our financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. We adopted the provisions of ASC Topic 820 with respect to our non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis on January 1, 2009. Non-recurring non-financial assets and liabilities include those measured at fair value for indefinite-lived intangible asset and goodwill impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in a business combination. See Note 14.
In September 2009, the FASB amended ASU Topic 820 by providing additional guidance about measuring the fair value of liabilities. The new guidance addresses the impact of transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. We adopted the new guidance as of September 30, 2009 with respect to our determination and disclosure of the fair value of our Senior Notes, which are traded as an asset. See Note 14.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Derivatives & Hedging
In March 2008, the FASB issued a pronouncement pertaining to disclosures about derivative instruments and hedging activities. This guidance requires entities to provide disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect financial position, financial performance and cash flows. Certain disclosures required by this guidance became effective for the Company on January 1, 2009. See Note 14 for related disclosures.
Business Combinations
ASC Topic 805, Business Combinations, revised accounting practices related to business combinations. We applied the principles of ASC Topic 805 to our business combinations for which the acquisition date was after January 1, 2009 and when accounting for valuation allowances on deferred taxes and acquired tax contingencies for prior business combinations. There was no financial statement impact upon our adoption of the provisions of ASC Topic 805.
Defined Benefit Plans — Pensions
In December 2008, the FASB issued guidance which requires increased disclosure concerning benefit plan assets. This guidance became effective for the Company’s disclosures as of December 31, 2009. See Notes 12 and 14 for related disclosures.
In September 2009, the FASB provided additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhanced required disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. Our adoption of this guidance as of December 31, 2009 did not have any impact on our financial position or results of operations. See Notes 12 and 14 for related disclosures.
The following accounting standards will be adopted in the future:
Revenue Recognition
In October 2009, the FASB issued updated revenue recognition guidance which eliminates the requirement that all undelivered elements have vendor specific objective evidence of selling price or third party evidence of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This update is expected to become effective for the Company on January 1, 2011 and will be applied prospectively for revenue arrangements entered into or materially modified after such date. Early adoption is permitted. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.
Fair Value Measurements and Disclosures
In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This updated guidance requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the additional Level 3 activity on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, our adoption of this updated guidance will not have a material impact on the Company’s consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(3) Impairment
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet, as a result of the Merger and completed acquisitions subsequent to the Merger.
2009 Assessments
We observed a decline in the operating results of Science Education during the seasonally-significant third calendar quarter of 2009. We were also aware of the reduction in spending by schools due to the general economic conditions in the United States and the impact that unresolved state budgets have had on results and, accordingly, as of September 30, 2009, we reduced forecasted sales in the near term. As a result, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2009. We determined that there was no measured impairment of the intangible assets. Our evaluation of reporting unit goodwill revealed a failure of Step 1. However, our Step 2 measurement of the implied fair value of goodwill exceeded the carrying value of goodwill primarily as a result of a decrease in the fair value of amortizable intangible assets. Accordingly, we did not recognize any impairment charges. As of September 30, 2009, any decrease in the fair value of our Science Education reporting unit would likely result in impairment charges.
As of our latest annual assessment of our indefinite-lived intangible assets and goodwill on October 1, 2009, we determined that there was no measured impairment of our indefinite-lived intangible assets and that the estimated fair values of our North American Lab and European Lab reporting units each exceeded its respective carrying value. Accordingly, no impairment was recognized. The amount by which the estimated fair value exceeded its carrying value was approximately $90.0 in our North American Lab reporting unit and was approximately $300.0 in our European Lab reporting unit.
The December 2009 German appellate court ruling on our and Merck KGaA’s appeal of the German Federal Cartel Office’s order relating to our exclusive European Distribution Agreement had the potential to negatively affect our operations in Germany (see Note 15(b)). Consequently, we tested the recoverability of our chemical supply agreement intangible asset, relating to the entire geographic scope of the European Distribution Agreement, as of December 31, 2009 (see Note 5). There was no impairment recognized, as the fair value exceeded the respective carrying value.
See Note 14(e) for a discussion of our non-recurring fair value measurements made in connection with our impairment testing of goodwill and intangible assets as of September 30, October 1 and December 31, 2009.
2008 Assessments
During the fourth quarter of 2008, the Company conducted the required annual test of goodwill for impairment as of October 1, 2008. There was no indicated impairment for our North American Lab and European Lab reporting units, as the estimated fair value exceeded its corresponding carrying value. However, as a result of a decline in operating results in our Science Education reporting unit and due to a decline in forecasted cash flows, we recognized an impairment of goodwill and intangible assets of $99.0.
As of December 31, 2008, based on an adverse change in the general business climate as a result of the global economic slowdown, the Company determined an impairment test was required for all reporting units, including tests of long-lived assets, indefinite-lived intangible assets and goodwill. As a result of our impairment tests, we recognized aggregate impairment charges of $293.1, relating to the impairment of goodwill and intangible assets. We believe that the impairment charges recognized in our North American Lab and European Lab reporting units were primarily a result of macroeconomic factors (global recession and volatility in the financial markets), while the charges recognized in our Science Education reporting unit were due to a mix of macroeconomic and industry-specific factors (reduction in discretionary spending by schools).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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

Merger consideration in the consolidated statement of cash flows for the period June 30 through December 31, 2007 of $3,802.9, excludes cash and cash equivalents acquired of $135.8, management equity in the Predecessor of $35.6 exchanged for equity in Holdings and payments made in July 2007 related to the repayment of debt and interest of $25.7 and other liabilities of $2.0. Included in Merger consideration are pre-payment penalties and tender offer premiums of $93.0 related to debt obligations of the Company that were redeemed in connection with the Merger. See Note 5 for adjustments to Merger allocation during 2008.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Successor Acquisitions
Our results of operations for the years ended December 31, 2009 and 2008 and during the period from June 30 through December 31, 2007 includes the effects of certain business combinations and acquisitions noted below:
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

•	On August 1, 2008, we acquired Spektrum-3d Kft (“Spektrum”), a Hungarian-based scientific laboratory supply distributor.
•	On October 1, 2008, we acquired Omnilab AG (“Omnilab”), a Swiss scientific laboratory supply distributor.
•	On October 1, 2009, we acquired X-treme Geek (“XGeek”), a domestic internet-based retailer offering high-tech gadgets and accessories to the technically inclined.
•	On December 1, 2009, we acquired OneMed Lab (“OneMed”), a scientific laboratory supply distributor operating in Finland, Norway and Sweden.
The results of B&B, Omnilabo BV, Jencons, Spektrum, Omnilab and OneMed (collectively, the “EU Successor Acquisitions”) have been included in the European Lab segment from the dates of acquisition. The results of XGeek have been included in our Science Education segment from October 1, 2009. We refer to the EU Successor Acquisitions together with the acquisition of XGeek as the “Successor Acquisitions.” The Successor Acquisitions were funded through a combination of cash and cash equivalents on hand and, to a limited extent, incremental borrowings made under the Company’s Senior Secured Credit Facility. The accumulated excess of the purchase price over the fair value of the acquired net assets of the Successor Acquisitions is summarized below:

Purchase price	$106.8
Net tangible assets acquired	2.2
Intangible assets acquired	38.5

Goodwill	$66.1

(c) Predecessor Acquisition
Prior to April 2007, we had a 24% investment in KMF Laborchemie Handels GmbH (“KMF”), which was accounted for using the equity method. On April 2, 2007, we acquired the remaining 76% interest in KMF and discontinued equity method treatment, as KMF became a consolidated subsidiary. Equity income, included in other income (expense), net for the period from January 1 through June 29, 2007 was $0.4.
The purchase price was funded from cash and cash equivalents on hand. KMF is a German-based scientific laboratory supply distribution firm that offers highly diversified chemicals and consumable products to the laboratory industry in Germany. The results of KMF have been included in the European Lab segment from the date of acquisition on a consolidated basis.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(d) Pro-Forma Financial Information
The following unaudited pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Merger, the acquisition of KMF and the Successor Acquisitions had occurred on January 1, 2007:

	Year Ended December 31,
	2009	2008	2007(1)

Net sales	$3,587.7	$3,828.1	$3,669.8
Loss before income taxes	(38.3)	(445.7)	(187.9)
Net loss	(13.6)	(331.3)	(115.9)

(1)	Represents the mathematical sum of the 2007 Predecessor (January 1 through June 29, 2007) and Successor (June 30 through December 31, 2007) periods, including pro-forma adjustments.
These pro-forma results have been prepared for comparative purposes only and primarily include pro-forma adjustments for interest expense including non-cash amortization of deferred financing costs, depreciation, amortization and income taxes. The pro-forma results also include an adjustment to remove the effect of the Company’s accounting for KMF as an equity method investment prior to April 1, 2007. The pro-forma results assume interest rates in effect as of December 31, 2009 and further that certain effective interest rate swaps were established as of January 1, 2007, in the same notional amounts and with identical terms as the actual interest rate swaps entered into upon the Merger. These results do not purport to be indicative of the results of operations which actually would have resulted had the Merger, the acquisition of KMF and the Successor Acquisitions occurred at the beginning of 2007, or of the future results of operations of the Company.
(5) Goodwill and Other Intangible Assets
The following tables reflect changes in the carrying value of goodwill by segment:

	North	European	Science
	American Lab	Lab	Education	Total

Balance at January 1, 2008:
Goodwill	$1,022.2	$843.0	$99.6	$1,964.8
Accumulated impairment losses	—	—	—	—

	1,022.2	843.0	99.6	1,964.8
Adjustments to Merger allocation	3.3	3.7	(0.1)	6.9
Successor Acquisitions	—	32.6	—	32.6
Goodwill impairment charges (Note 3)	(95.5)	—	(63.0)	(158.5)
Currency translation changes	(14.3)	(46.8)	—	(61.1)

Balance at December 31, 2008:
Goodwill	1,011.2	832.5	99.5	1,943.2
Accumulated impairment losses	(95.5)	—	(63.0)	(158.5)

	915.7	832.5	36.5	1,784.7
Successor Acquisitions	—	4.6	—	4.6
Currency translation changes	9.4	29.9	—	39.3
Other	4.8	(0.4)	—	4.4

Balance at December 31, 2009:
Goodwill	1,025.4	866.6	99.5	1,991.5
Accumulated impairment losses	(95.5)	—	(63.0)	(158.5)

	$929.9	$866.6	$36.5	$1,833.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
During the year ended December 31, 2009 and 2008, we reclassified $6.6 and $5.8, respectively, from goodwill to identifiable intangible assets relating to customer relationships and other amortizable intangible assets in our European Lab segment as a result of our finalization of purchase accounting for acquisitions completed in 2008 and 2007, respectively. The North American Lab other adjustments for 2009 represents an inconsequential correction of an error related to various consolidation adjustments for periods prior to the Merger. Management believes that the correction is inconsequential to any previously reported annual or interim consolidated financial statements.
Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	December 31,
	Period (Years)	2009	2008
Amortizable intangible assets:
Customer relationships in North America (net of accumulated amortization of $93.8 and $55.5)	20.0	$657.1	$685.4
Customer relationships in Europe (net of accumulated amortization of $64.1 and $36.3)	19.5	449.1	446.4
Customer relationships in Science Education (net of accumulated amortization of $16.4 and $9.8)	20.0	114.8	121.2
Chemical supply agreement (net of accumulated amortization of $20.6 and $11.9)	7.0	36.9	43.7
Other (net of accumulated amortization of $7.9 and $5.0)	6.4	11.1	13.2

Total amortizable intangible assets (net of accumulated amortization of $202.8 and $118.5)	19.3	1,269.0	1,309.9
Indefinite-lived intangible assets:
Trademarks and tradenames		717.7	703.0

Total intangible assets, net		$1,986.7	$2,012.9

Amortization expense for each of the reporting periods is shown in the table below:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Amortization expense	$81.6	$82.4	$39.6	$7.8
The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31:
2010	$83.0
2011	81.7
2012	80.8
2013	80.6
2014	76.2
Thereafter	866.7

$1,269.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(6) Cost Reduction Initiatives
The Company has undertaken cost reduction initiatives at acquired businesses, and from time to time, outside the context of an acquisition. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statements of operations during the year ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007 were $11.4, $4.2 and $1.0, respectively. As of December 31, 2009 and 2008, $4.9 and $6.7, respectively, of our aggregate liabilities are included in accrued expenses and $4.0 and $1.1, respectively, are included in other long-term liabilities.
(7) Property and Equipment
Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2009	2008

Land	16.6	$16.8
Buildings and improvements	112.2	102.1
Equipment and computer software	128.7	106.9
Capital additions in process	13.4	8.1

	270.9	233.9
Less accumulated depreciation	(79.5)	(43.8)

Property and equipment, net	$191.4	$190.1

Depreciation expense, including amortization of assets recorded under capital leases, for each of the reporting periods is shown in the table below:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Depreciation expense	$35.0	$33.7	$13.6	$11.6
(8) Accounts Payable
The Company maintains a centralized cash management system for certain domestic accounts payable functions. Included in accounts payable as of December 31, 2009 and 2008 are $1.7 and $6.1, respectively, of uncleared payments.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(9) Accrued Expenses
The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2009	2008

Other accrued expenses	$69.1	$66.4
Employee-related accruals	63.8	61.1
Accrued interest	0.2	32.2
Deferred income taxes	12.0	15.7
Income taxes payable	8.2	7.7
Cost reduction-related accruals	4.9	6.7

	$158.2	$189.8

As discussed in Note 10(b), we have classified $35.0 of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt in the accompanying balance sheet.
(10) Debt
The following is a summary of our debt obligations:

	December 31,
	2009	2008

Senior Secured Credit Facility	$1,495.3	$1,504.8
Senior Notes	710.0	675.0
Senior Subordinated Notes	541.4	527.3
Compensating cash balance	105.0	100.7
Capital leases	17.9	5.6
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	1.1	1.2

Total debt	2,871.7	2,815.6
Less short-term portion	(152.4)	(165.0)

Total long term-portion	$2,719.3	$2,650.6

The following table summarizes the principal maturities of our debt as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

Senior Secured Credit Facility — term loans	$20.9	$8.7	$14.8	$14.8	$1,412.7	$—	$1,471.9
Senior Secured Credit Facility — revolving facility	23.4	—	—	—	—	—	23.4
Senior Notes due 2015	—	—	—	—	—	710.0	710.0
Senior Subordinated Notes due 2017	—	—	—	—	—	541.4	541.4
Compensating cash balance	105.0	—	—	—	—	—	105.0
Capital leases	2.0	2.3	2.2	2.2	1.8	7.4	17.9
Predecessor Senior Subordinated Notes due 2014	—	—	—	—	1.0	—	1.0
Other debt	1.1	—	—	—	—	—	1.1

Total debt	$152.4	$11.0	$17.0	$17.0	$1,415.5	$1,258.8	$2,871.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €597.0 ($860.0 on a U.S. dollar equivalent basis as of December 31, 2009), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $611.9 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
Subject to the Company’s continued compliance with its covenants, the Company may at any time or from time to time request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and existing and any new lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. Additionally, the total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of $300.0 or an amount which would cause the Company to exceed certain ratios. To present, the Company has not requested any such incremental term loans or credit commitments.
As of December 31, 2009, an aggregate U.S. dollar equivalent of $23.4 was outstanding under the multi-currency revolving loan facility as a result of £14.4 outstanding in revolving loans. In addition, we had $13.5 of undrawn letters of credit outstanding. As of December 31, 2009, we had $213.1 of available borrowing capacity under the multi-currency revolving loan facility.
Maturity; Prepayments
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company is required to make a principal repayment of $20.9 on the outstanding term loans in March 2010. The excess cash flow payment will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011. We have classified the excess cash flow payment within the short term portion of debt in the accompanying balance sheet as of December 31, 2009.
Security; Guarantees
The obligations under the Senior Secured Credit Facility are guaranteed by VWR Investors, the Company and each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). In addition, the Senior Secured Credit Facility and the guarantees thereunder are secured by (1) security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Investors, the Company and the Subsidiary Guarantors and (2) pledges of 100% of the capital stock of each of the Subsidiary Guarantors and 65% of the capital stock of each of its U.S. foreign subsidiary holding companies.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
As of December 31, 2009, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.73% and 2.97%, respectively, which include a variable margin of 2.5%, and amounts drawn under the multi-currency revolving loan facility bear interest at a rate of 3.02%. As of December 31, 2009, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 14(c) for related interest rate swap arrangements.
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
(b) Senior Notes and Senior Subordinated Notes
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Maturity; Interest Payments
The Senior Notes, which amount to $710.0 as of December 31, 2009, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we have classified $35.0 of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt in the accompanying balance sheet. The Company did not make an election to pay PIK Interest for the interest period ending on July 15, 2010 and so it must satisfy the related interest payment with Cash Interest. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the two remaining semi-annual interest periods for which is entitled to do so, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $47.2.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 ($182.7 on a U.S. dollar equivalent basis as of December 31, 2009) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date through and including March 31, 2010, the Company will have the option to capitalize up to approximately 28% per annum of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. In the absence of such an election for any interest payment date, all of the interest on the Senior Subordinated Notes is payable entirely in cash. The interest rate on the Senior Subordinated Notes does not change if the Company makes an election to capitalize interest. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 and €1.9 ($2.7 on a U.S. dollar equivalent basis as of December 31, 2009) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates. The Company paid Cash Interest for the December 31, 2009 payment date. The Company will not be required to make a mandatory redemption payment in connection with any past or future elections to capitalize interest on the Senior Subordinated Notes.
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
Redemption
The Company may redeem some or all of the Senior Notes at any time prior to July 15, 2011 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a declining “make whole” premium. Before July 15, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price equal to 110.250% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. The Company is required to offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The Company may redeem some or all of the Senior Subordinated Notes at any time prior to June 30, 2012 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a declining “make whole” premium. Before June 30, 2012, the Company may redeem up to 40% of the original aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 110.750% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. In addition, on or after June 30, 2012, the Company may redeem some or all of the Senior Subordinated Notes at any time at declining redemption prices that start at 105.375% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.
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
The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2009, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record a contingent liability.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
As of December 31, 2009, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt as of each period end.
(e) Other
During the year ended December 31, 2009, we recognized capital lease obligations related to facilities in Singapore and Spain of approximately $12.3, with a corresponding non-cash increase to property and equipment, net. As of December 31, 2009, the facility in Singapore was complete while the Spanish facility remained under construction with an expected date of completion during the first quarter of 2010. We will lease the facilities from non-affiliated companies upon completion. We have recognized the cost of these assets as construction in progress during the construction phases.
The Company entered into a bridge loan commitment arrangement to secure funding for the Merger. This bridge loan facility was not utilized because the Company issued the Senior Notes. The bridge loan fee of $3.4 was paid at closing and recorded to interest expense in the Successor financial statements as of June 30, 2007.
Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2009, $1.0 of 8% unsecured senior subordinated notes due 2014 (“Predecessor Senior Subordinated Notes”) remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(11) Income Taxes
(a) Income Tax Benefit (Provision)
The components of (loss) income before benefit (provision) for income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

United States	$(119.9)	$(406.1)	$(124.6)	$(54.1)
Foreign	80.3	(44.0)	32.9	20.2

Total	$(39.6)	$(450.1)	$(91.7)	$(33.9)

The components of benefit (provision) for income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Current:
Federal	$—	$0.5	$—	$—
State	(0.3)	—	—	—
Foreign	(32.6)	(35.9)	(17.6)	(7.4)

	(32.9)	(35.4)	(17.6)	(7.4)

Deferred:
Federal	38.2	88.3	14.2	15.6
State	6.2	19.5	8.4	0.2
Foreign	14.0	43.1	37.7	(0.1)

	58.4	150.9	60.3	15.7

Total tax benefit	$25.5	$115.5	$42.7	$8.3

During the years ended December 31, 2009 and 2008, in addition to providing an income tax benefit of $25.5 and $115.5, respectively, in our statement of operations, the Company also recorded deferred taxes through goodwill of $2.3 and $3.2, respectively, and through stockholders’ equity of $13.1 and $27.4, respectively. During the period June 30 through December 31, 2007, in addition to providing an income tax benefit of $42.7 in our statement of operations, the Company also recorded deferred taxes through goodwill and stockholders’ equity of $103.0 and $25.0, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The benefit for income taxes in the accompanying statements of operations differs from the benefit calculated by applying the statutory federal income tax rate of 35% due to the following:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Statutory tax benefit	$13.9	$157.6	$32.1	$11.8
State income taxes, net of federal benefit	3.7	12.9	5.5	0.1
Change in foreign tax rates	3.5	—	34.6	—
Foreign rate differential	4.2	(5.7)	(1.0)	(0.1)
Dividend received from foreign operations	—	—	(25.5)	—
Asset impairments	—	(44.9)	—	—
Foreign tax settlement	3.3	—	—	—
Nondeductible expenses	(1.4)	(1.7)	(1.2)	(3.3)
Change in valuation allowance	(1.8)	(2.8)	(3.1)	(0.1)
Other, net	0.1	0.1	1.3	(0.1)

Total tax benefit	$25.5	$115.5	$42.7	$8.3

The tax benefit in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.
The tax benefit in 2008 primarily reflects our recognition of tax benefits for net operating losses and impairment charges associated with indefinite-lived intangible assets. Impairment charges associated with goodwill are generally not deductible for tax purposes. The foreign rate differential for 2008 of $5.7 primarily relates to rate differences applied to impairment charges associated with indefinite-lived intangible assets.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$251.0	$224.8
Pension and other compensation benefits	0.2	—
Foreign currency translation loss	17.9	6.4
Derivative financial instruments	19.5	17.6
Foreign tax credit and alternative minimum tax carryforwards	7.6	7.9
Inventory overhead capitalization	2.4	2.6
Accrued expenses	4.5	4.6
Receivables	3.6	3.3
Transaction fees	9.6	10.4

	316.3	277.6
Valuation allowances	(56.6)	(47.2)

Total deferred tax assets, net of valuation allowances	259.7	230.4
Deferred tax liabilities:
Intangible assets	693.5	710.5
Property and equipment	14.7	19.5
Inventory valuation	16.5	20.0
Goodwill amortization	17.1	5.4
Pension and other compensation benefits	—	11.9
Other	3.3	3.7

Total deferred tax liabilities	745.1	771.0

Net deferred tax liabilities	$485.4	$540.6

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	December 31,
	2009	2008

Deferred tax asset — current (incuded in other current assets)	$9.5	$7.6
Deferred tax asset — noncurrent	12.6	14.2
Deferred tax liability — current (included in accrued expenses)	(12.0)	(15.7)
Deferred tax liability — noncurrent	(495.5)	(546.7)

Net deferred tax liability	$(485.4)	$(540.6)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. As of December 31, 2009, the Company had valuation allowances of $56.6 associated with certain foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. The increase in the deferred tax valuation allowance of $9.4 during 2009 is the result of foreign net operating losses, foreign tax credit carryforwards and short-lived state net operating losses not expected to be realized, partially offset by rate reductions in jurisdictions where valuation allowances were previously recognized.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Although a significant component of the Company’s valuation allowance reflects assessments prior to the Merger, should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our tax benefit (provision).
(c) Uncertain Tax Positions
The Company adopted the uncertain tax position provisions of ASC Topic 740, Income Taxes (the provisions formerly known as FIN No. 48) on January 1, 2007. As a result of the adoption, we identified a net unrecorded tax benefit of $1.3 related to uncertainties that existed prior to the CD&R Acquisition. Accordingly, the Company increased deferred tax assets by $1.3, decreased the reserve for uncertain tax positions by $0.3, and credited goodwill for $1.6. The liability for uncertain tax positions was $8.3 as of January 1, 2007, which included $1.3 of accrued interest and estimated tax penalties.
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
As of December 31, 2009 and 2008, the Company had $5.2 and $8.8, respectively, of unrecognized tax benefits, including $0.2 at each period end for the payment of interest and penalties. Accruals for interest and penalties were immaterial during the years ended December 31, 2009, 2008 and 2007. Although substantially all tax uncertainties pertain either directly to the Merger or relate to uncertain positions from the Predecessor period, should such tax uncertainties ultimately be different, the resultant reduction in tax uncertainties will generally be recognized as a component of our tax benefit (provision).
A reconciliation of the reserve associated with uncertain tax positions, exclusive of interest and penalties, as of the adoption date through December 31, 2009 is as follows:

	2009	2008	2007

Balance at January 1	$8.6	$13.9	$7.0
Tax positions related to the current year — additions	—	4.9	7.0
Tax positions related to prior years — additions	0.3	—	0.2
Tax positions related to prior years — reductions	(3.3)	(8.7)	(0.3)
Reductions for settlements or payments	(0.6)	(1.5)	—

Balance at December 31	$5.0	$8.6	$13.9

During the year ended December 31, 2009, a French income tax examination was formally concluded. During the year ended December 31, 2008, the U.S. federal income tax and German income tax audits for the 2004 and 2005 tax years were concluded, we benefitted from a Belgian court decision and we favorably resolved certain other foreign and state tax matters, offset by charges related to a pre-Merger uncertain tax position that became known to us.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(d) Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $294.4 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2009. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States.
As of December 31, 2009, the Company has federal net operating loss carryforwards of $492.3 that begin to expire in 2025 and state net operating loss carryforwards of $490.1, with a corresponding state tax benefit of $19.6, that expire at various times through 2029. In addition, the Company has foreign net operating loss carryforwards of $222.1, which predominantly have indefinite expirations. Further, as of December 31, 2009, there are U.S. foreign tax credit carryforwards of $7.1 that will expire at various times through 2019.
The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.
(12) Benefit Programs
The Company sponsors various retirement plans, as summarized below.
(a) U.S. Defined Benefit Plan
The U.S. defined benefit plan (“U.S. Retirement Plan”) is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2009, the U.S. Retirement Plan covered approximately 3,700 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.
The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation — beginning of period	$159.1	$150.6
Service cost	0.4	1.1
Interest cost	9.2	8.9
Actuarial loss	0.2	3.9
Benefits paid	(5.6)	(5.4)
Early retirement benefits	0.6	—

Benefit obligation — end of period	163.9	159.1

Change in plan assets:
Fair value of plan assets — beginning of period	216.6	147.9
Actual (loss) gain on plan assets	(9.1)	74.1
Benefits paid	(5.6)	(5.4)

Fair value of plan assets — end of period	201.9	216.6

Funded status	$38.0	$57.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows:

	December 31,
	2009	2008

Other assets	$38.0	$57.5
Accumulated other comprehensive income or loss — pretax	(37.9)	(61.1)
The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension (income) cost as of December 31, 2009 relates to an actuarial gain. The accumulated benefit obligation was $163.9 and $159.1 as of December 31, 2009 and 2008, respectively.
Net periodic pension (income) cost includes the following components:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Service cost	$0.4	$1.1	$0.9	$1.0
Interest cost	9.2	8.9	4.4	4.3
Expected return on plan assets	(11.7)	(8.3)	(5.0)	(5.4)
Recognized net actuarial gain	(2.2)	—	—	—
Early retirement benefits	0.6	—	—	—

Net periodic pension (income) cost	$(3.7)	$1.7	$0.3	$(0.1)

The following net actuarial gains (losses) were included in other comprehensive income or loss:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Net actuarial gain (loss) included in other comprehensive income or loss	$(20.9)	$61.9	$(0.8)	$—
The net periodic pension (income) cost and the projected benefit obligation were based on the following assumptions:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Discount rate for benefit obligation at period end	5.75%	5.80%	6.05%	6.35%
Discount rate for net periodic pension (income) cost	6.05% / 5.80%	6.05%	6.35%	5.95%
Expected rate of return on plan assets for net periodic pension (income) cost	6.82% / 5.20%	5.70%	6.50% / 8.25%	8.25%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension (income) cost	4.00%	4.00%	4.00%	4.00%

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
We select our discount rate by comparing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA”, respectively. Based on our review as of December 31, 2009, we selected 5.75% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments.
During the third quarter of 2007, we implemented a liability driven investment strategy which seeks to more closely correlate U.S. Retirement Plan asset returns with expected plan liabilities thereby reducing the Company’s exposure to future expenses and funding obligations. Accordingly, the U.S. Retirement Plan substantially reallocated its asset holdings from equities into certain fixed income funds (which primarily invested in interest rate swaps) during the third and fourth quarters of 2007. As a result, the expected rate of return on plan assets was revised downward to 5.70% as of December 31, 2007. The expected rate of return on plan assets for net periodic pension (income) cost was 8.25% from January 1 through September 30, 2007 and 6.50% from October 1 through December 31, 2007.
During the year ended December 31, 2008, U.S. Retirement Plan assets experienced a substantial increase in value as the lower interest rate environment applicable to our fixed income fund returns more than offset both declines in equity market returns and also the interest rate yield curve applicable to our discount rate (due to widening credit spreads). During the second quarter of 2009, the U.S. Retirement Plan liquidated its holdings in these fixed income funds and invested the proceeds in a diversified fixed income fund (which invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors). As a result of these changes, the discount rate and expected rate of return on plan assets, each for net periodic pension (income) cost from January 1 through June 30, 2009 was 5.80% and 5.20%, respectively, and from July 1 through December 31, 2009 was 6.05% and 6.82%, respectively.
As of December 31, 2009, the overall investment strategy of the U.S. Retirement Plan continues to be to correlate asset returns with expected plan liabilities while maintaining a sufficient amount of cash on hand to satisfy near-term benefit payments. The current target allocations for plan assets are 90% fixed income funds and 10% cash and money market funds. The fixed income fund investment is managed by a single institution. The fair values of the U.S. Retirement Plan’s assets as of December 31, 2009, by asset class were as follows (see Note 14 for more discussion on fair value measurements):

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$18.7	$—	$18.7	$—
Fixed income fund	183.2	—	183.2	—

Total	$201.9	$—	$201.9	$—

The Company does not expect to make contributions to the U.S. Retirement Plan in 2010. The following benefit payments are expected to be paid:

2010	$6.1
2011	6.4
2012	7.0
2013	7.6
2014	8.2
2015 – 2019	49.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Other U.S. Benefit Plans
The Company also sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan was also frozen on May 31, 2005; it covered three active participants as of December 31, 2009. In addition, certain employees are covered under union-sponsored, collectively bargained plans. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Defined contribution plans	$8.8	$8.0	$3.7	$4.5
Union-sponsored plans	0.6	0.8	0.7	0.4
Supplemental pension plan	0.5	0.5	0.3	0.3
Nonqualified deferred compensation plan	0.1	0.1	0.1	—
In addition, the Company provides health benefits to certain retirees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2009	2008

Postretirement benefit obligations	$1.5	$2.7
Weighted average discount rate	5.75%	5.80%
Health care cost trend rate assumed for next year	8.80%	9.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2009 by approximately $0.4.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)

	Year Ended December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation — beginning of period	$82.6	$103.8
Service cost	1.8	3.1
Interest cost	5.2	5.4
Plan participants’ contributions	0.3	0.3
Actuarial (gain) loss	16.8	(6.2)
Benefits paid	(3.6)	(4.7)
Currency translation changes	7.3	(19.1)

Benefit obligation — end of period	110.4	82.6

Change in plan assets:
Fair value of plan assets — beginning of period	45.3	73.2
Actual (loss) gain on plan assets	8.7	(9.6)
Company contributions	1.3	1.9
Plan participants’ contributions	0.3	0.3
Benefits paid	(2.5)	(3.7)
Currency translation changes	5.3	(16.8)

Fair value of plan assets — end of period	58.4	45.3

Funded status	$(52.0)	$(37.3)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2009	2008

Other assets	$0.2	$0.3
Other long-term liabilities	(52.2)	(37.6)
Accumulated other comprehensive income or loss — pretax	16.4	5.0
The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2009 relates to net actuarial losses. The combined accumulated benefit obligation was $102.3 and $77.1 as of December 31, 2009 and 2008, respectively.
Combined net periodic pension cost includes the following components:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Service cost	$1.8	$3.1	$1.3	$1.3
Interest cost	5.2	5.4	2.8	2.5
Expected return on plan assets	(2.9)	(4.4)	(2.6)	(2.3)
Recognized net actuarial loss	—	—	—	0.2

Net periodic pension cost	$4.1	$4.1	$1.5	$1.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following net actuarial (losses) gains were included in other comprehensive income or loss:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Net actuarial (loss) gain included in other comprehensive income or loss	$(11.4)	$(6.0)	$1.0	$—
The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Discount rate for benefit obligation	5.54%	6.13%	5.55%	5.43%
Discount rate for net periodic pension cost	5.85%	5.78%	5.43%	5.15%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.13%	6.50%	6.90%	6.60%
Assumed annual rate of compensation increase for benefit obligation	3.57%	3.19%	3.93%	3.61%
Assumed annual rate of compensation increase for net periodic pension cost	3.26%	3.42%	3.87%	3.70%
The Company expects to make contributions to the French and UK plans of approximately $1.9 in 2010. The French and UK plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 70% equity index funds and 30% debt securities, equally divided between corporate bonds and government securities. The combined fair values of the French and UK plan’s assets as of December 31, 2009, by asset class are as follows (see Note 14 for more discussion on fair value measurements):

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)

Insurance contracts	$58.4	$—	$58.4	$—

Total	$58.4	$—	$58.4	$—

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2010	$4.0
2011	3.1
2012	3.4
2013	3.6
2014	3.9
2015 – 2019	21.9
(d) Other Non-U.S. Postemployment Benefits
Certain of the Company’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France, Italy and Belgium. The combined liability recorded for these plans was $3.3 and $2.2 as of December 31, 2009 and 2008, respectively.
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
The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8.0% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2009, the aggregate accrued yield on the outstanding Preferred Units was $310.1, which is recorded at Holdings.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Successor Equity Plan Activity and Accounting Model — Management Investors
On June 29, 2007 and during the period June 30 through December 31, 2007, certain members of management (“Management Investors”) acquired an aggregate of $36.4 and $5.2, respectively, in the equity units of Holdings. During the year ended December 31, 2009 and 2008, Management Investors acquired additional equity units of Holdings in the aggregate of $1.4 and $2.3, respectively. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions (the “Preferred/Common Ratio”). The Founders Units are only available to Management Investors.
The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the excess is recognized as compensation expense over the applicable four-year vesting period. The fair value of the equity units issued in connection with the Merger and during the period June 30 through December 31, 2007 exceeded their original cost by $14.1. The fair value of equity units issued during the year ended December 31, 2009 and 2008 exceeded their original cost by $0.1 and $1.9, respectively. During the year ended December 31, 2009 and 2008 and during the period June 30 through December 31, 2007, we recognized non-cash compensation expense relating to the Founders Units of $3.4, $3.8 and $1.7, respectively, which was classified within SG&A expenses. As of December 31, 2009, there was $5.5 of unamortized compensation related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period (a weighted average period of 1.3 years as of December 31, 2009).
The Management Agreements include certain repurchase and put options that are triggered if a Management Investors’ employment is terminated. Upon the termination of a Management Investors’ employment, Holdings and its affiliates would first have an option to repurchase the Management Investors’ equity units. If Holdings or its affiliates do not exercise the option, then the Management Investor has the right to put the equity units to Holdings. Under the put option, the payment to the Management Investor would be effected with cash for the Preferred Units and via the issuance of a subordinated promissory note for the Common Units and Founders Units.
Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. The funding to effect repurchases of units from terminated employees with cash is dependent on dividends, payments or other distributions from the Company, through its subsidiaries. During the years ended December 31, 2009 and 2008, the Company, through its subsidiaries, provided the funding to effect various repurchases of units from terminated employees in accordance with the applicable Management Agreements, and the Company expects to continue to provide the funding to effect future repurchases of units.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
As a result of the put option, the equity units issued to the Management Investors are subject to a repurchase obligation due to events outside of our control. We therefore classify all equity units held by Management Investors outside of permanent equity on our consolidated balance sheet with a carrying value that reflects the aggregate amount that would be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. On a quarterly basis, we adjust the reported carrying value of redeemable equity units based on the Preferred Unit Liquidation Preference and Common Unit Calculated Value as of that date, which will typically result in a corresponding adjustment to additional paid-in capital. The following table reflects changes in the carrying value of redeemable equity units:

	2009	2008

Balance at January 1	$46.4	$43.2
Reclassifications from permanent equity, net	3.5	5.9
Reclassifications to accrued expenses upon notification of redemption	(4.1)	(2.7)

Balance at December 31	$45.8	$46.4

As of December 31, 2009 and 2008, $0.2 and $2.7, respectively, was included within accrued expenses in the accompanying balance sheets relating to the committed repurchase of units by Holdings.
Successor Equity Plan Activity — Board Members and Consultants
During the period June 30 through December 31, 2007, certain Board Members and Consultants acquired an aggregate of $4.9 in the equity units of Holdings. These investments were allocated to the Preferred Units and Common Units consistent with the Preferred/Common Ratio, but certain of the Board Members and Consultants also were permitted to acquire additional Common Units, in accordance with their respective Unit Purchase Agreements.
During the period June 30 through December 31, 2007, we recognized non-cash compensation expense of $1.0 relating to the equity units acquired by the Board Members and Consultants, which was classified within SG&A expenses. The non-cash compensation expense, which is equal to the fair value of the equity units issued to Board Members and Consultants in excess of their original cost, was immediately recognized due to the lack of a service or vesting condition.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
In accordance with the terms of the Predecessor Stock Plan, all unvested options and restricted stock units vested as a result of the change in control caused by the Merger. We expensed the unamortized grant date fair value of $6.5 relating to all unvested options and $1.4 relating to all unvested restricted stock units in the period January 1 through June 29, 2007. Total intrinsic value related to stock options and restricted stock units settled as of the Merger was $168.3. Share-based compensation of $9.0, including the acceleration of unamortized grant date fair value as of the Merger, was recorded within SG&A expenses in the period January 1 through June 29, 2007.
(14) Financial Instruments and Fair Value Measurements
Our financial instruments consist primarily of cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor.
Our financial instruments, other than our trade accounts receivable and payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements, foreign currency forward contracts, contain an off-balance-sheet risk.
(a) Recurring Fair Value Measures
Fair value is defined as an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as shown below. An instrument’s classification within the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 —	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
Level 3 —	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following table presents information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31,
Description	2009	Level 1	Level 2	Level 3

Liabilities
Interest rate swap arrangements	$(49.8)	$—	$(49.8)	$—
Foreign currency forward contracts	$(0.5)	$—	$(0.5)	$—

	December 31,
Description	2008	Level 1	Level 2	Level 3

Assets
Foreign currency forward contracts	$5.1	$—	$5.1	$—

Liabilities
Interest rate swap arrangements	$(49.9)	$—	$(49.9)	$—
We determine the fair value of our interest rate swap arrangements using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap valuations within Level 2 of the valuation hierarchy. The fair value of our foreign currency forward contracts was estimated based on period-end spot rates and we believe such valuations qualify as a Level 2 measurement.
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Secured Credit Facility	$1,495.3	$1,415.0	$1,504.8	$1,186.3
Senior Notes	710.0	738.4	675.0	515.0
Senior Subordinated Notes	541.4	516.0	527.3	377.6

	$2,746.7	$2,669.4	$2,707.1	$2,078.9

The fair values of our debt instruments as of December 31, 2009 and 2008 are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that the inputs to our pricing models qualify as Level 2 measurements, except for our publicly-traded Senior Notes as of December 31, 2009, which we believe qualify as a Level 1 measurement.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(c) Derivative Instruments and Hedging Activities
Interest Rate Swap Arrangements
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 (the “USD Swap”) and €300.0 (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 through December 29, 2011 and carries a final notional principal amount of $160.0 for the period from December 30, 2011 through December 31, 2012. Under the USD Swap, the Company received quarterly interest at a variable rate equal to three-month U.S. Libor and paid quarterly interest at a fixed rate of 5.45% through June 30, 2008. The notional value of the Euro Swap declines over its term in annual decrements of €20.0 through December 29, 2011 and carries a final notional principal amount of €110.0 for the period from December 30, 2011 through December 31, 2012. Under the Euro Swap, the Company received quarterly interest at a variable rate equal to three-month Euribor and paid quarterly interest at a fixed rate of 4.68% through June 30, 2008.
The fair value of the interest rate swaps as of June 29, 2007 was a liability of $2.1, representing an unrealized loss on derivative transactions, with a corresponding adjustment to accumulated other comprehensive income (loss), which is being amortized to interest expense over the remaining term of the hedged instruments.
The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). Effective June 30, 2008, the Company amended the USD Swap and Euro Swap to secure lower fixed rates of interest of 5.40% and 4.55%, respectively, and further amended the floating leg of the instrument to one-month U.S. Libor and one-month Euribor, respectively. There were no other changes in the terms and conditions of the original swaps. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” Upon entering into the Amended Swaps, the Company discontinued hedge accounting for the original swaps and measured the fair value of the USD Swap and the Euro Swap. As of June 30, 2008, $10.5, representing a net unrealized loss, was included in other comprehensive income (loss). This net unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.
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
As of December 31, 2009, the Amended Swaps effectively convert $350.0 of variable rate U.S. dollar-denominated debt and €240.0 ($345.7 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $25.7 and $50.1 as of December 31, 2009 and 2008, respectively.
In June 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward agreements with notional amounts totaling €621.4. These foreign currency forward agreements, designated as cash-flow hedges, were used to hedge short-term exposure to possible changes in foreign exchange rates between the Euro and U.S. dollar. These agreements were settled on June 29, 2007 upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis as of December 31, 2009 and 2008:

	Asset Derivatives				Liability Derivatives
	Year Ended December 31,				Year Ended December 31,
	2009		2008		2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued expenses	$—	Other current assets	$5.3	Accrued expenses	$(0.5)	Other current assets	$(0.2)
Derivatives not designated as hedging instruments
Interest rate swap derivatives		—		—	Other long-term liabilities	(49.8)	Other long-term liabilities	(49.9)

Total derivatives		$—		$5.3		$(50.3)		$(50.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following table reflects the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the year ended December 31, 2009:

Year Ended December 31, 2009
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from
	Comprehensive	Comprehensive Income	Other Comprehensive
	Income (Effective	into Earnings (Effective	Income into Earnings
Derivatives in cash flow hedging relationships	Portion)	Portion)	(Effective Portion)

Interest rate swap derivatives	$—	Interest expense	$(4.2)
Foreign currency forward contracts	—	Interest expense	(1.2)
Foreign currency forward contracts	(2.6)	Cost of goods sold	2.0
Foreign currency forward contracts	—	Other income (expense)	0.7

Total	$(2.6)		$(2.7)

		Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives not designated as hedging instruments		Recognized in Earnings	Recognized in Earnings

Interest rate swap derivatives — realized		Interest expense	$(32.2)
Interest rate swap derivatives — unrealized		Interest expense	$0.1
Foreign currency forward contracts		Other income (expense)	$(0.3)
During the year ended December 31, 2008, we recognized a non-cash net unrealized loss of $35.4 on our Amended Swaps. During the year ended December 31, 2008 and during the period from June 30 through December 31, 2007, we recognized a gain (loss) from settled foreign currency forward contracts included in cost of goods sold of $1.3 and $(0.9), respectively.
As of December 31, 2009, approximately $5.2 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.
(d) Pension Investments
See Note 12 for a description of the material pension plans that we sponsor, including investment strategies, major classes of plan assets and their respective fair values and classification within the fair value hierarchy (for funded plans) and discussion of concentrations of risk, if any. In determining the funded status of these pension plans, we evaluate the fair value of investments held by each plan. The fair value of pension plan holdings is determined through observing values for underlying investment holdings, either directly or indirectly, through market corroboration.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(e) Non-Recurring Fair Value Measures
As discussed in Notes 3 and 5, the Company recently applied the fair value measurement principles of GAAP to certain of its non-recurring nonfinancial assets as follows:
•
On September 30, 2009, the Company determined the fair value of the goodwill and intangible assets of its Science Education segment in connection with an interim impairment test triggered as a result of a change in circumstances;

•	On October 1, 2009, the Company determined the fair value of the goodwill of its North American Lab and European Lab segments in connection with an annual impairment test required under GAAP;
•	On October 1, 2009, the Company determined the fair value of intangible assets relating to its acquisition of XGeek;
•	On December 1, 2009, the Company determined the fair value of intangible assets relating to its acquisition of OneMed; and
•
On December 31, 2009, the Company determined the fair value of a chemical supply agreement in its European Lab segment in connection with an interim impairment test triggered as a result of a change in circumstances.

The following table presents the Company’s hierarchy for nonfinancial assets measured at fair value on a non-recurring basis:

			Impairment
			Charges -
	Carrying Value -	Significant	Year Ended
	December 31,	Unobservable	December 31,
Description	2009	Inputs (Level 3)	2009

Goodwill — Science Education	$36.5	$36.5	$—
Intangible assets — Science Education	145.3	145.3	—
Goodwill — North American Lab	929.9	929.9	—
Goodwill — European Lab	866.6	866.6	—
Chemical supply agreement — European Lab	36.9	36.9	—
Acquired intangible assets	6.9	6.9	Not applicable
The fair value of our intangible assets is determined using a discounted cash flow approach. The Company estimates the fair value of each reporting unit using both the income approach (which is a discounted cash flow technique) and market approach (which is a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We seek to minimize judgment in the selection of an acquisition control premium by referring to historical control premiums observed in the marketplace.
The Company estimated the fair value of the chemical supply agreement based on expected future cash flows discounted at a rate of return that reflects the relative risk of the cash flows.
The Company estimated the fair value of acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflect the relative risk of the cash flows.
We believe the estimates and assumptions used in the valuation methods are reasonable.
(15) Commitments and Contingencies
(a) Lease Commitments
The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007

Rental expense	$34.2	$34.6	$18.9	$17.6
Future minimum lease payments as of December 31, 2009, under capital leases and under non-cancelable operating leases having initial lease terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases
Year ended December 31:
2010	$3.1	$30.7
2011	3.2	25.3
2012	3.0	19.7
2013	2.9	13.4
2014	2.4	10.2
Thereafter	9.5	51.0

Total minimum payments	24.1	$150.3

Less amounts representing imputed interest	(6.2)

Present value of minimum lease payments	$17.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As a result of the Merger on June 29, 2007 and related purchase accounting, we recorded certain amortizable intangible assets related to the entire geographic scope of our European Distribution Agreement with Merck KGaA. As of December 31, 2009, the unamortized net book value of these intangible assets was $36.9. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(c) Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.9 as of December 31, 2009.
(d) Significant Relationship
Merck KGaA and its affiliates are one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term through April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. See Note 15(b) for a discussion of legal matters relating to the European Distribution Agreement with Merck KGaA.
The Company also has distribution agreements with affiliates of Merck KGaA to distribute certain chemical products in North America. The North American chemical distribution agreement was originally entered into in April 2004 with a five year term and automatically extended for a second five-year term, ending April 2014. Affiliates of Merck KGaA may terminate the North America chemical distribution agreement if certain events occur.
Merck KGaA and its affiliates supplied products accounting for approximately 13% of our consolidated net sales, representing less than 10% of our North American Lab net sales and approximately 25% of our European Lab net sales, in each of 2009, 2008 and 2007.
(16) Transactions with Related Parties
(a) Transactions with Madison Dearborn and Avista Capital Partners
As of December 31, 2009, Madison Dearborn and Avista Capital Partners, L.P. (“Avista”), through certain of their investment funds, beneficially own approximately 75.4% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. On the closing date of the Merger, an affiliate of Madison Dearborn received a fee of $35.6 for transaction services rendered in connection with the Merger pursuant to an agreement entered into on the closing date of the Merger between the Company and this affiliate (the “Management Services Agreement”). This fee was recorded as a reduction to additional paid-in capital, net of a $10.2 tax benefit.
The Management Services Agreement was amended in August 2007 to add an affiliate of Avista as a party. Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors. As of December 31, 2009, the Company has an accrued but unpaid balance of $1.1, included in accrued expenses on the accompanying balance sheet, due to affiliates of Madison Dearborn and Avista related to the Management Services Agreement.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Transactions with Goldman, Sachs & Co.
As of December 31, 2009, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own approximately 4.3% of our total outstanding common stock through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the Merger, Goldman provided financial advisory services to the Company as well as a bridge loan commitment to the Company to secure financing. Goldman was also a joint lead arranger, joint bookrunner, and syndication agent for the Company’s Senior Secured Credit Facility, and was an initial purchaser of the Senior Notes and sole purchaser of the Senior Subordinated Notes. For their services, financing commitments and participation in the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, Goldman was paid $59.2. In addition, Goldman was and currently is a lender under the Company’s Senior Secured Credit Facility for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility. Affiliates of Goldman are counterparty to our interest rate swap arrangements (see Note 14(c)).
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
(e) Services performed by SIRVA, Inc.
The Company was provided with product transportation and relocation services by SIRVA, Inc. (“SIRVA”). Three former members of our Board of Directors were also members of SIRVA’s Board of Directors, and one former member of our Board of Directors served as the President and Chief Executive Officer of SIRVA. SIRVA was a portfolio company of certain funds managed by CD&R. Total expenses incurred with SIRVA during the period January 1 through June 29, 2007 were $1.4.
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
(17) Segment and Geographical Financial Information
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Our operations in Asia Pacific are engaged in regional commercial operations and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are not material and are included in our North American Lab segment.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Net Sales
North American Lab	$2,017.0	$2,092.2	$1,014.7	$1,003.7
European Lab	1,407.2	1,503.4	700.8	630.4
Science Education	137.0	163.6	107.2	65.2

Total	$3,561.2	$3,759.2	$1,822.7	$1,699.3

Operating Income (Loss)
North American Lab	$113.7	$(95.3)	$54.1	$51.8
European Lab	93.1	2.8	39.1	41.8
Science Education	2.0	(95.8)	9.7	4.3
Merger expenses	—	—	—	(36.8)

Total	$208.8	$(188.3)	$102.9	$61.1

Capital Expenditures
North American Lab	$12.8	$18.1	$10.2	$9.4
European Lab	9.9	9.7	4.8	5.0
Science Education	1.2	1.9	1.3	1.3

Total	$23.9	$29.7	$16.3	$15.7

Depreciation and Amortization
North American Lab	$62.7	$61.5	$28.5	$11.1
European Lab	46.4	47.1	21.0	7.6
Science Education	7.5	7.5	3.7	0.7

Total	$116.6	$116.1	$53.2	$19.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Our total operating loss during the year ended December 31, 2008 is primarily due to $392.1 in pre-tax charges relating to the impairment of goodwill and intangible assets, including $202.1, $88.0, and $102.0 of charges recorded in our North American Lab, European Lab and Science Education segments, respectively. See Note 3.

	December 31,
	2009	2008
Total Assets
North American Lab	$2,576.5	$2,626.1
European Lab	2,313.1	2,198.2
Science Education	237.7	260.6

Total	$5,127.3	$5,084.9

The following is a reconciliation of reported operating income (loss) by segment to loss before income taxes:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Operating income (loss), as reported
North American Lab	$113.7	$(95.3)	$54.1	$51.8
European Lab	93.1	2.8	39.1	41.8
Science Education	2.0	(95.8)	9.7	4.3
Merger expenses	—	—	—	(36.8)

Total	208.8	(188.3)	102.9	61.1
Interest income	2.3	5.7	3.0	3.3
Interest expense	(226.8)	(289.6)	(130.4)	(101.8)
Other income (expense), net	(23.9)	22.1	(67.2)	3.5

Loss before income taxes	$(39.6)	$(450.1)	$(91.7)	$(33.9)

Net sales, long-lived assets and total assets by geographic area are as follows:

	Successor			Predecessor
	Year Ended December 31,		Year Ended December 31, 2007
			June 30 -	January 1 -
	2009	2008	December 31, 2007	June 29, 2007
Net Sales
United States	$1,890.5	$1,979.3	$1,003.1	$956.5
International	1,670.7	1,779.9	819.6	742.8

Total	$3,561.2	$3,759.2	$1,822.7	$1,699.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)

	December 31,
	2009	2008
Long-lived Assets
United States	$93.3	$105.2
International	98.1	84.9

Total	$191.4	$190.1

Total Assets
United States	$2,555.4	$2,675.9
International	2,571.9	2,409.0

Total	$5,127.3	$5,084.9

(18) Unaudited Quarterly Financial Information

	2009 Quarterly Periods
	First	Second	Third	Fourth

Net sales	$841.2	$876.0	$902.1	$941.9
Gross profit	244.4	244.8	260.1	266.3
Operating income	42.4	44.0	63.0	59.4
Interest expense, net	(62.3)	(50.4)	(59.1)	(52.7)
Other income (expense), net	36.6	(46.0)	(30.0)	15.5
Income (loss) before income taxes	16.7	(52.4)	(26.1)	22.2
Net income (loss)	11.2	(26.8)	(15.7)	17.2

	2008 Quarterly Periods
	First	Second	Third	Fourth

Net sales	$922.6	$965.5	$979.9	$891.2
Gross profit	261.1	271.7	278.8	253.8
Operating income (loss)	40.5	47.4	65.4	(341.6)
Interest expense, net	(63.2)	(63.1)	(64.8)	(92.8)
Other (expense) income, net	(75.0)	1.8	96.5	(1.2)
(Loss) income before income taxes	(97.7)	(13.9)	97.1	(435.6)
Net (loss) income	(56.8)	(9.7)	56.4	(324.5)
Operating loss in the fourth quarter of 2008 includes $392.1 of charges relating to the impairment of goodwill and intangible assets. See Note 3.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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
The following condensed consolidating financial statements present the balance sheets as of December 31, 2009 and 2008 and statements of operations and cash flows for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Balance Sheet
December 31, 2009 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$1.3	$10.1	$113.0	$—	$124.4
Compensating cash balance	—	—	105.0	—	105.0
Trade accounts receivable, net	—	190.1	281.2	—	471.3
Inventories	—	134.9	128.7	—	263.6
Other current assets	—	14.4	38.5	—	52.9
Intercompany receivables	14.8	2.1	—	(16.9)	—

Total current assets	16.1	351.6	666.4	(16.9)	1,017.2
Property and equipment, net	—	71.6	119.8	—	191.4
Goodwill	—	905.1	927.9	—	1,833.0
Other intangible assets, net	—	1,125.8	860.9	—	1,986.7
Deferred income taxes	221.9	—	12.6	(221.9)	12.6
Investment in subsidiaries	2,649.7	1,759.3	—	(4,409.0)	—
Other assets	41.9	42.2	2.3	—	86.4
Intercompany loans	1,045.3	136.6	19.2	(1,201.1)	—

Total assets	$3,974.9	$4,392.2	$2,609.1	$(5,848.9)	$5,127.3

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$44.3	$0.4	$107.7	$—	$152.4
Accounts payable	—	177.9	200.3	—	378.2
Accrued expenses	2.7	60.7	94.8	—	158.2
Intercompany payables	—	0.8	16.1	(16.9)	—

Total current liabilities	47.0	239.8	418.9	(16.9)	688.8
Long-term debt and capital lease obligations	2,702.5	1.5	15.3	—	2,719.3
Other long-term liabilities	50.4	16.2	68.7	—	135.3
Deferred income taxes	—	448.4	269.0	(221.9)	495.5
Intercompany loans	86.6	1,037.4	77.1	(1,201.1)	—

Total liabilities	2,886.5	1,743.3	849.0	(1,439.9)	4,038.9
Redeemable equity units	45.8	—	—	—	45.8
Total stockholders’ equity	1,042.6	2,648.9	1,760.1	(4,409.0)	1,042.6

Total liabilities, redeemable equity units and stockholders’ equity	$3,974.9	$4,392.2	$2,609.1	$(5,848.9)	$5,127.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Operations
December 31, 2009 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,885.0	$1,690.7	$(14.5)	$3,561.2
Cost of goods sold	—	1,405.0	1,155.1	(14.5)	2,545.6

Gross profit	—	480.0	535.6	—	1,015.6
Selling, general and administrative expenses	3.2	380.8	445.6	(22.8)	806.8

Operating (loss) income	(3.2)	99.2	90.0	22.8	208.8
Interest expense, net of interest income (1)	(179.8)	(40.7)	(4.0)	—	(224.5)
Other income (expense), net	(29.7)	20.2	8.4	(22.8)	(23.9)

(Loss) income before income taxes and equity in earnings of subsidiaires	(212.7)	78.7	94.4	—	(39.6)
Income tax benefit (provision)	84.3	(34.9)	(23.9)	—	25.5
Equity in earnings of subsidiaries, net of tax	114.3	70.5	—	(184.8)	—

Net (loss) income	$(14.1)	$114.3	$70.5	$(184.8)	$(14.1)

(1)
The Parent’s net interest expense for the year ended December 31, 2009 of $179.8 relates to long-term debt of approximately $2.6 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations, and it may also elect to satisfy its interest expense on the Senior Notes and Senior Subordinated Notes for certain time periods by increasing the principal amount thereon.

Condensed Consolidating Statement of Operations
December 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$1,983.1	$1,797.9	$(21.8)	$3,759.2
Cost of goods sold	—	1,476.2	1,239.4	(21.8)	2,693.8

Gross profit	—	506.9	558.5	—	1,065.4
Selling, general and administrative expenses	3.1	411.5	468.4	(21.4)	861.6
Impairment of goodwill and intangible assets	—	290.7	101.4	—	392.1

Operating (loss) income	(3.1)	(195.3)	(11.3)	21.4	(188.3)
Interest expense, net of interest income	(210.3)	(67.8)	(5.8)	—	(283.9)
Other income (expense), net	41.7	24.5	(22.7)	(21.4)	22.1

Loss before income taxes and equity in earnings of subsidiaires	(171.7)	(238.6)	(39.8)	—	(450.1)
Income tax benefit	63.9	46.5	5.1	—	115.5
Equity in loss of subsidiaries, net of tax	(226.8)	(34.7)	—	261.5	—

Net (loss) income	$(334.6)	$(226.8)	$(34.7)	$261.5	$(334.6)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(150.7)	$187.8	$131.9	$—	$169.0

Cash flows from investing activities:
Intercompany investing transactions	194.9	25.6	—	(220.5)	—
Acquisitions of other businesses and transaction costs	—	(1.0)	(16.9)	—	(17.9)
Capital expenditures	—	(11.0)	(12.9)	—	(23.9)
Proceeds from the sales of property and equipment	—	—	3.7	—	3.7

Net cash provided by (used in) investing activities	194.9	13.6	(26.1)	(220.5)	(38.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(194.9)	(25.6)	220.5	—
Proceeds from debt	267.0	—	1.3	—	268.3
Repayment of debt	(307.8)	(0.4)	(1.6)	—	(309.8)
Other financing activities, net	(5.2)	(4.6)	0.2	—	(9.6)

Net cash provided by (used in) financing activities	(46.0)	(199.9)	(25.7)	220.5	(51.1)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6

Net increase (decrease) in cash and cash equivalents	(1.8)	1.5	82.7	—	82.4
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$1.3	$10.1	$113.0	$—	$124.4

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(157.1)	$86.7	$79.1	$—	$8.7

Cash flows from investing activities:
Intercompany investing transactions	94.4	(5.6)	—	(88.8)	—
Acquisitions of other businesses and transaction costs	—	—	(54.2)	—	(54.2)
Capital expenditures	—	(18.5)	(11.2)	—	(29.7)
Proceeds from the sales of property and equipment	—	0.3	8.7	—	9.0

Net cash provided by (used in) investing activities	94.4	(23.8)	(56.7)	(88.8)	(74.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(94.4)	5.6	88.8	—
Proceeds from debt	381.0	—	0.7	—	381.7
Repayment of debt	(317.4)	(0.2)	(1.6)	—	(319.2)
Other financing activities, net	1.1	24.2	(22.8)	—	2.5

Net cash provided by (used in) financing activities	64.7	(70.4)	(18.1)	88.8	65.0

Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	2.0	(7.5)	2.5	—	(3.0)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$3.1	$8.6	$30.3	$—	$42.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Cash Flows
June 30 — December 31, 2007 (Successor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(65.2)	$56.0	$28.6	$—	$19.4

Cash flows from investing activities:
Intercompany investing transactions	65.7	39.1	—	(104.8)	—
Merger consideration	(3,802.9)	—	—	—	(3,802.9)
Allocation of acquired cash balances	(77.1)	22.1	55.0	—	—
Capital expenditures	—	(9.8)	(6.5)	—	(16.3)
Acquisition of other businesses and transaction costs	—	—	(36.1)	—	(36.1)
Proceeds from the sales of property and equipment	—	—	1.2	—	1.2

Net cash (used in) provided by investing activities	(3,814.3)	51.4	13.6	(104.8)	(3,854.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(65.7)	(39.1)	104.8	—
Proceeds from debt	2,620.8	—	2.1	—	2,622.9
Repayment of debt	(32.5)	—	(1.2)	—	(33.7)
Issuance of common stock to parent, net of expenses	1,353.8	—	—	—	1,353.8
Debt issuance costs	(62.6)	—	—	—	(62.6)
Other financing activities, net	1.1	(25.6)	22.0	—	(2.5)

Net cash provided by (used in) financing activities	3,880.6	(91.3)	(16.2)	104.8	3,877.9

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Net increase (decrease) in cash and cash equivalents	1.1	16.1	27.8	—	45.0
Cash and cash equivalents beginning of period	—	—	—	—	—

Cash and cash equivalents end of period	$1.1	$16.1	$27.8	$—	$45.0

Condensed Consolidating Statement of Cash Flows
January 1 — June 29, 2007 (Predecessor)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(16.0)	$47.7	$25.3	$—	$57.0

Cash flows from investing activities:
Intercompany investing transactions	15.8	(42.5)	—	26.7	—
Capital expenditures	—	(9.3)	(6.4)	—	(15.7)
Acquisition of other businesses and transaction costs	—	—	(19.4)	—	(19.4)
Proceeds from the sales of property and equipment	—	—	2.2	—	2.2

Net cash provided by (used in) investing activities	15.8	(51.8)	(23.6)	26.7	(32.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(15.8)	42.5	(26.7)	—
Proceeds from debt	—	—	0.1	—	0.1
Repayment of debt	—	(20.5)	(0.9)	—	(21.4)
Other financing activities, net	(1.1)	(4.1)	(3.2)	—	(8.4)

Net cash (used in) provided by financing activities	(1.1)	(40.4)	38.5	(26.7)	(29.7)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net (decrease) increase in cash and cash equivalents	(1.3)	(44.5)	42.2	—	(3.6)
Cash and cash equivalents beginning of period	1.3	66.8	71.3	—	139.4

Cash and cash equivalents end of period	$—	$22.3	$113.5	$—	$135.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited VWR Funding, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries (Successor) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for the years ended December 31, 2009 and 2008, and for the period from June 30, 2007 to December 31, 2007 (Successor periods) and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss) and cash flows of CDRV Investors, Inc. and subsidiaries (Predecessor) for the period January 1, 2007 to June 29, 2007 (Predecessor period), and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following chart sets forth certain information regarding our directors and executive officers as of December 31, 2009:

Name	Age	Position
John M. Ballbach	49	Chairman, President and Chief Executive Officer
Gregory L. Cowan	56	Senior Vice President and Chief Financial Officer
Matthew C. Malenfant	48	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	51	Senior Vice President and Managing Director of Europe, Lab Distribution and Services
Wu Ming Kei (a/k/a Eddy Wu)	43	Senior Vice President and President of Asia Pacific
George Van Kula	46	Senior Vice President, General Counsel and Secretary
Theodore C. Pulkownik	52	Senior Vice President, Strategy and Corporate Development
Paul A. Dumas	43	Senior Vice President, Human Resources
Jon Michael Colyer	36	Vice President and General Manager of Science Education
Charles R. Patel	40	Senior Vice President and Chief Information Officer
Theresa A. Balog	48	Vice President and Corporate Controller
Nicholas W. Alexos	46	Director
Robert L. Barchi	63	Director
Edward A. Blechschmidt	57	Director
Thompson Dean	51	Director
Robert P. DeCresce	60	Director
Pamela Forbes Lieberman	55	Director
Harry M. Jansen Kraemer Jr.	54	Director
Carlos del Salto	66	Director
Timothy P. Sullivan	51	Director
Robert J. Zollars	52	Director
Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.
John M. Ballbach has served as our President and Chief Executive Officer since 2005. He was appointed Chairman of the Board in June 2007 and currently is the Chair of the Finance Committee and a member of the Nominating and Governance Committee. Before joining VWR, Mr. Ballbach was a private investor and President of Ballbach Consulting LLC. Prior to that, he was an officer of The Valspar Corporation, an international manufacturer of paint and coatings, serving as its President and Chief Operating Officer from 2002 until 2004 and as the Senior Vice President of EPS, Color Corporation and Operations, from 2000 to 2002. He joined the Valspar Corporation in 1990 and was appointed Group Vice President, Packaging in 1998. Mr. Ballbach is currently a member of the Board of Directors of The Timken Company and is on the Advisory Board of Guardian Capital Partners. In the past five years, Mr. Ballbach also served as a Director of the Celanese Corporation. He is a Trustee Fellow of Georgetown College, from which he holds a bachelor of arts degree. Mr. Ballbach also holds a master of business administration degree from the Harvard Business School. Mr. Ballbach’s leadership role and extensive knowledge of our business, strategy and industry on an international basis, in his capacity as the President and Chief Executive Officer of the Company, along with his prior senior management and consulting experience at other organizations, make him a valuable member of our Board of Directors.

Gregory L. Cowan is our Senior Vice President and Chief Financial Officer, a position he held since June 2009. In his current role, Mr. Cowan is responsible for the Company’s financial operations on a global basis and for overseeing VWR’s Investor Relations Group. Prior to his promotion to his current position, Mr. Cowan served as Vice President and Corporate Controller since December 2004. Since joining VWR, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures as well as internal and external reporting processes. Prior to joining VWR, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, he was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit capacities for eleven years. Mr. Cowan serves on the Board of Directors of Emtec, Inc. He graduated from Rutgers University with a degree in accounting. In addition, he is also a Certified Public Accountant.
Matthew Malenfant is our Senior Vice President and President of North America, Lab Distribution and Services, a position he has held since January 2006. In his current role, Mr. Malenfant is responsible for all sales, marketing, services and operations for the Company’s North American Lab business. Mr. Malenfant joined the Company in 1995 when it acquired Baxter International Inc.’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with VWR, Mr. Malenfant served as Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as Senior Vice President Global Marketing from 2004 to 2005, and as Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant is a Director of Cellumen, Inc. and serves on the Board of Advisors for the Center for Services Leadership at Arizona State University and on the Life Science Advisory Board at Safeguard Scientifics, Inc. Mr. Malenfant graduated from Arizona State University with a bachelor of arts degree in marketing and a bachelor of science degree in communication.
Manuel Brocke-Benz is our Senior Vice President and Managing Director of Europe, Lab Distribution and Services, a position he has held since January 2006. In his current role, Mr. Brocke-Benz is responsible for all sales, marketing, services and operations for the Company’s European Lab business. Mr. Brocke-Benz joined the Company in 1987. Prior to assuming his current position, he served as Senior Vice President and General Manager Continental Europe from 2003 to 2005 and as Corporate Senior Vice President Process Excellence from 2001 to 2003. During the years 1996 to 2001 he served as General Manager Benelux countries, Vice President European Key Accounts, Vice President European Marketing and Corporate Senior Vice President Global E-business. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany.
Wu Ming Kei (a/k/a Eddy Wu) is our Senior Vice President and President of Asia Pacific, a position he has held since August 2008. In his current role, Mr. Wu is responsible for leadership of VWR’s overall activities in Asia Pacific including existing business in India, China and Singapore, as well as its Global Sourcing and Services organizations operating in the region. Prior to joining VWR, Mr. Wu most recently was the President & CEO of Momentive Performance Materials, Asia-Pacific, headquartered in Tokyo, from December 2006 to August 2008. Momentive is a leading producer worldwide of silicones and silicone derivatives that, prior to its acquisition by a private equity firm, was a part of General Electric Company. Mr. Wu had been with General Electric since 1992 and held numerous positions, including President & CEO of GE Toshiba Silicones from January 2006 to December 2006, President of the Greater China operation of GE Toshiba Silicones from December 2003 to January 2006 and various general management, sales and marketing roles in North America and Asia. Mr. Wu holds a bachelor of science degree in chemistry from the University of Hong Kong and a master of business administration degree from the Hong Kong University of Science and Technology.
George Van Kula is our Senior Vice President, General Counsel and Secretary, a position he has held since May 2006. Mr. Van Kula joined VWR from Honeywell International Inc., a diversified technology and manufacturing company, where he served as Vice President and General Counsel, Europe, Middle East and Africa (EMEA), based out of Brussels, Belgium. Mr. Van Kula joined Honeywell in December 1996, and held several positions before becoming Vice President and General Counsel, EMEA in November 2001. He was responsible for the legal affairs of Honeywell’s EMEA operations with over $7 billion in revenue and 27,000 employees. Prior to joining Honeywell, Mr. Van Kula spent the first eight years of his legal career with Latham & Watkins LLP in the Los Angeles and London offices, providing counsel to U.S. and foreign companies and investment banks in a variety of mergers and acquisitions, corporate finance transactions and general corporate matters. Mr. Van Kula received his law degree from the University of Michigan Law School and has a bachelor of arts degree from the University of Notre Dame.

Theodore C. Pulkownik is our Senior Vice President, Strategy and Corporate Development, a position he has held since July 2004. Mr. Pulkownik is responsible for global mergers & acquisitions, corporate-center led initiatives and strategy. He is also responsible for VWR’s Global Export organization. Prior to joining VWR in 2004, Mr. Pulkownik held two positions with Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. that publishes financial research and analysis on stocks and bonds. From 2002 until 2004, he was a Managing Director of Standard & Poor’s Corporate Value Consulting and from 2000 to 2002 was its Senior Vice President, Business Development. Before joining Standard & Poor’s, Mr. Pulkownik was a Senior Vice President for Holberg Industries, Inc., a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, he was a Managing Director, Corporate Business and Development, for General Electric Capital Corporation. Prior to General Electric, Mr. Pulkownik spent five years with McKinsey & Company, a global management consulting firm, as a consultant in its New York and Connecticut offices and nine years with Procter & Gamble Co., a global manufacturer of a wide range of consumer goods, in Brand Management and Finance. Mr. Pulkownik holds a bachelor of business administration degree from the University of Wisconsin and a master of business administration from the University of Michigan.
Paul A. Dumas is our Senior Vice President, Human Resources, a position he has held since October 2007. In his role, Mr. Dumas is responsible for VWR’s Human Resources initiatives and processes, including Talent Acquisition, Talent Management & Development, Workforce & Succession Planning, Organization Effectiveness, Compensation, Benefits, Payroll, HR Services and Communications. Prior to joining VWR in 2007, Mr. Dumas served as the Executive Vice President, Human Resources & Administration with Agere Systems Inc., which was an integrated circuit components company, where he led the global Human Resources, Workplace Services and Communications functions. He joined Agere Systems in 2001 as the Vice President, Global Human Resources before being appointed to his most recent position in 2005. Before joining Agere Systems, Mr. Dumas served as the Senior Vice President of Human Resources with Excel Telecommunications, a leading provider of integrated voice and data communications products and services to residential, commercial and carrier customers. Previously, Mr. Dumas held numerous other Human Resources positions with Hyatt Hotels Corporation, PepsiCo, Inc., ColeHaan Inc., Haagen-Dazs Company Inc. and Merck & Co., Inc. Mr. Dumas holds a bachelor of science degree from Johnson & Wales University and a masters degree in human resources and organization development from the University of San Francisco.
Jon Michael Colyer is our Vice President and General Manager of Science Education, a position he has held since May 2005. In this role, Mr. Colyer is responsible for all sales, marketing, services and operations for the Company’s Science Education business. Mr. Colyer joined VWR in 2004 as our Vice President North American Call Centers. Prior to joining VWR, Mr. Colyer worked for Textron Inc., a large industrial conglomerate, as the Director for Enterprise Excellence and Director of Bell Helicopter’s Composite Manufacturing facility. Prior to Textron, he spent five years with General Electric Company in various roles including Six Sigma Black Belt, Ecommerce Program Manager, and Leadership Development Program Member. Mr. Colyer graduated from the University at Buffalo with a bachelor of science degree in civil engineering and a master of business administration in corporate finance.
Charles R. Patel is our Senior Vice President and Chief Information Officer, a position he has held since June 2007. In this role, Mr. Patel is responsible for VWR’s global Information Services, including the management of business unit and corporate shared application services, business continuity, infrastructure and operations, and information security and risk management. Prior to joining VWR, Mr. Patel held a variety of leadership roles at Motorola, Inc., a multinational telecommunications company, from 2002 to 2007, including IT leader for the North American region of the global handset business, Chief Information Officer for the Integrated Electronics Systems business unit and Vice President of Information Services supporting enterprise Sales, Service and Marketing. Previously, he was with A.T. Kearney, Inc. as a Principal in the Strategic Information Technology Practice. He began his career at Electronic Data Systems Corporation as a systems engineer, where he provided a variety of system integrator services for Delphi Corporation including support for business development activity implementing supply chain solutions for international joint ventures and acquisitions. Mr. Patel graduated from Marquette University with a bachelor of science degree in accounting and a master of business administration degree specializing in management information services from the University of Notre Dame.

Theresa A. Balog is our Vice President and Corporate Controller, a position she has held since September 2009. In her current role, Ms. Balog is responsible for the Company’s internal and external reporting, as well as managing the Company’s system of internal controls. Prior to joining VWR, Ms. Balog served as the Executive Director and Chief Accounting Officer of MSCI Barra, a provider of investment decision support tools to investment institutions worldwide, since January 2008. While in this position Ms. Balog hired and organized a worldwide accounting organization and was responsible for the oversight of MSCI’s compliance efforts. In addition to her experience at MSCI Barra, Ms. Balog served as the Vice President and Chief Accounting Officer of Keyspan Corporation, a large natural gas distributor, from 2002 to 2007. Previously, she held various financial leadership positions at NiSource, Inc. and Columbia Energy Group Inc. She currently serves on the Board of Directors of SBLI USA Mutual Life Insurance Company, Inc. Ms. Balog holds a bachelor of business administration degree in accounting from St. Mary’s College and a master of science degree in accounting from the University of Delaware. In addition, Ms. Balog is also a Certified Public Accountant.
Nicholas W. Alexos has served on our Board since June 2007 and currently is the Chair of the Audit Committee, as well as a member of the Finance Committee. Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1993, he was with First Chicago Venture Capital for four years. Prior to that position, Mr. Alexos was with The First National Bank of Chicago. He concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of Sirona Dental Systems, Inc., Boys and Girls Clubs of Chicago, Children’s Inner City Educational Fund and the University of Chicago Booth School of Business Council. Mr. Alexos is a Certified Public Accountant and holds a bachelor of business administration degree from Loyola University and a master of business administration degree from the University of Chicago. Mr. Alexos’ senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, financial accounting (including qualification as an audit committee financial expert), international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.
Robert L. Barchi, M.D., Ph.D., served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee. Dr. Barchi has been the President of Thomas Jefferson University since 2004. Prior to his current position at Thomas Jefferson University, he was Provost of the University of Pennsylvania, having served in various capacities for more than 30 years. He was Chair of the University’s Department of Neurology and founding Chair of its Department of Neuroscience. Dr. Barchi also served as the Director of the Mahoney Institute of Neurological Sciences for more than 12 years. In addition to his clinical and administrative responsibilities, he has been published extensively in the field of ion channel research, and has been elected to membership in the Institute of Medicine of the National Academy of Sciences. Dr. Barchi is a member of the Board of Covance, Inc. and is a Trustee of Ursinus College. He received bachelor and master of science degrees from Georgetown University, as well as doctor of philosophy and doctor of medicine degrees from the University of Pennsylvania. Dr. Barchi’s senior leadership experience within the healthcare industry, as both the President of a major healthcare organization and as a Board member of a drug development services company, along with his independence, make him a valuable member of our Board of Directors.
Edward A. Blechschmidt has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis, Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Aditya Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a Director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public, from March 1999 to March 2000. He also served as President of Olsten Corporation from October 1998 to March 1999. He served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology Corporation from July 1996 to October 1998. Prior to Siemens, Mr. Blechschmidt spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt currently serves as a Director of HealthSouth Corporation, Diamond Foods, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. and is Chair of the Audit Committees of HealthSouth Corporation, Diamond Foods, Inc. and Lionbridge Technologies, Inc. In the past five years, Mr. Blechschmidt also served on the Boards of OptionCare Inc., Novelis, Inc., Neoforma, Inc. and Gentiva Health Services, Inc. He holds a bachelor of business administration degree from Arizona State University. Mr. Blechschmidt’s prior senior leadership experience at several companies, including as chief executive officer and chief financial officer, current and past experience as a board member at other companies, and his expertise in finance, strategy and financial accounting (including qualification as an audit committee financial expert), along with his independence, make him a valuable member of our Board of Directors.

Thompson Dean has served on our Board since September 2007 and currently is a member of the Compensation Committee. Mr. Dean is a Co-Managing Partner and Co-Chief Executive Officer of Avista Capital Partners, L.P., a private equity firm based in New York City. Prior to co-founding Avista in 2005, Mr. Dean led DLJ Merchant Banking Partners for 10 years. Mr. Dean has served as Co-Managing Partner of DLJMB since 1995 and was Chairman of the Investment Committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners through December 2007. Mr. Dean currently serves on the Boards of Nycomed S.A., IWCO Corporation and ConvaTec Inc. In the past five years, he also served as Chairman of the Board of Directors of Arcade Marketing Inc., DeCrane Aircraft Inc., Mueller Water Products, Inc. and Von Hoffmann Corporation, and as a Director of The Star Tribune Company. Mr. Dean serves as Chairman of the Special Projects Committee of Memorial Sloan Kettering Hospital and served as a member of the College Foundation Board of the University of Virginia. In addition, Mr. Dean serves on various committees of the Boys Club of New York, the Lenox Hill Neighborhood Association and the Museum of the City of New York. Mr. Dean received a bachelor of arts degree from the University of Virginia, where he was an Echols Scholar and a master of business administration degree with high distinction from Harvard Business School, where he was a Baker Scholar. Mr. Dean’s executive level management experience at Avista, board and advisory experience with other companies in and outside of the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.
Robert P. DeCresce, M.D., has served on our Board since September 2007 and currently is a member of the Compensation Committee. Dr. DeCresce is the Harriet B. Borland Professor and Chair of the Department of Pathology at Rush Medical College in Chicago. He also currently serves as Associate Vice President for Ancillary Services, is a member of the Board of Trustees and serves as a member of the Executive Committee of the Board of Trustees at Rush University Medical Center. Prior to joining Rush in 1991, he was at Michael Reese Hospital and MetPath Laboratories, also in Chicago. In the past five years, Dr. DeCresce served on the Board of PathLab, Inc. In addition, he has served as a consultant to a number of in-vitro diagnostic companies over the past 20 years. He received a bachelor of science degree from Boston College as well as doctor of medicine, master of public health and master of business administration degrees from Columbia University. Dr. DeCresce’s senior leadership experience at a medical college and past board member and current consulting experience to companies within the healthcare industry, along with his independence, make him a valuable member of our Board of Directors.
Pamela Forbes Lieberman has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., The Martin-Brower Company, L.L.C. and Fel-Pro Inc., as well as financial leadership positions at Kraft Foods, Inc. and Bunzl Building Supply Inc. Ms. Forbes Lieberman currently serves on the Board of Directors of A.M. Castle & Co. and Standard Motor Products, Inc., and serves on the advisory board of WHI Capital Partners. In addition, Ms. Forbes Lieberman is on the Boards of two non-profit organizations, The Chicago Network and Winning Workplaces, and serves on several other non-profit advisory councils and guild boards. Ms. Forbes Lieberman holds a master of business administration degree from Northwestern University Kellogg School of Management and a bachelor of science degree in accounting from the University of Illinois, Champaign. Ms. Forbes Lieberman is a Certified Public Accountant. Ms. Forbes Lieberman’s senior leadership experience at several distribution and manufacturing companies, including as chief executive officer, chief financial officer and board member, and her expertise in finance and financial accounting (including qualification as an audit committee financial expert), along with her independence, make her a valuable member of our Board of Directors.

Harry M. Jansen Kraemer, Jr. has served on our Board since June 2007 and currently is a member of the Audit Committee. Mr. Kraemer is an Executive Partner of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to joining Madison Dearborn Partners in 2005, he was the Chairman and Chief Executive Officer of Baxter International Inc., a global healthcare company, until April 2004. Mr. Kraemer had been a Director of Baxter International since 1995, Chairman of the Board since January 1, 2000, President since 1997 and Chief Executive Officer since January 1, 1999. Mr. Kraemer now serves as Clinical Professor of Management and Strategy at the Kellogg School of Management at Northwestern University. Mr. Kraemer currently also serves on the Board of Directors of SAIC, Inc., where he is the Chairman of the Audit Committee, and Sirona Dental Systems, Inc.; on the Boards of Trustees of Northwestern University and Lawrence University; on the Dean’s Advisory Boards of the Kellogg School of Management and the Johns Hopkins Bloomberg School of Public Health; and is a member of the board of trustees of The Conference Board. Mr. Kraemer is a Certified Public Accountant and holds a bachelor of arts degree from Lawrence University and a master of business administration degree from Northwestern University’s Kellogg School of Management. Mr. Kraemer’s prior long-term, senior level experience at a major global healthcare company, including serving as chairman and chief executive officer, and his expertise in financial accounting (including qualification as an audit committee financial expert), international business transactions and strategy, make him a valuable member of our Board of Directors.
Carlos del Salto has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. del Salto retired from Baxter Healthcare Corporation in March 2006 where he was the Senior Vice President responsible for Baxter’s Intercontinental and Asia-Pacific operations. He had been with Baxter Healthcare Corporation since 1973, and held numerous positions including President of Baxter Healthcare Corporation’s Global Renal business, President of Baxter Latin America/Switzerland/Austria and General Manager of Mexico. Mr. del Salto serves on the Board of Directors of the Hispanic Unity of Florida. In addition, he is founder and President of the Natividad de los Andes Foundation in Ecuador. He holds a bachelor of accounting degree from Juan de Velasco College in Ecuador and a master of finance degree from Roosevelt University in Chicago. Mr. del Salto’s prior senior level experience at a major global healthcare company, including in capacities leading Latin America and Asia-Pacific operations, and his expertise in financial accounting (including qualification as an audit committee financial expert) and strategy in international markets, make him a valuable member of our Board of Directors.
Timothy P. Sullivan has served on our Board since June 2007 and currently is the Chair of the Compensation Committee and Nominating and Governance Committee, as well as a member of the Finance Committee. Mr. Sullivan is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sirona Dental Systems, Inc. In addition, he is on the Board of Trustees of Northlight Theatre where he is Chairman, Northwestern Memorial Hospital, Northwestern University and the Stanford Graduate School of Business Trust. He also serves on the Investment Committees of Cristo Rey Jesuit High School and on the Investment and Finance Committees of the Archdiocese of Chicago. Mr. Sullivan received a bachelor of science degree from the United States Naval Academy, a master of science degree from the University of Southern California and a master of business administration degree from the Stanford Graduate School of Business. Mr. Sullivan’s senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.
Robert J. Zollars served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communications systems company, since June 2007. Prior to Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare, from June 2006 through April 2007. From June 1999 until March 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five of their subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International Inc. Mr. Zollars currently serves as a Director of Diamond Foods, Inc., InterAct911 Corporation and Silk Road Technology Inc. In the past five years, Mr. Zollars also served on the Board of Reliant Technologies, Inc. He is the Chairman of the Center for Services Leadership at Arizona State University. He holds a bachelor of science degree from Arizona State University and a master of business administration degree from John F. Kennedy University. Mr. Zollars’ current and prior experience as a chief executive officer, extensive senior management experience in various positions within the healthcare industry, and board member experience at other companies, along with his independence, make him a valuable member of our Board of Directors.

Composition of our Board of Directors
Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2009, our Board was composed of eleven directors, none of whom, with the exception of Mr. Ballbach, are executive officers of the Company.
Audit Committee
As of December 31, 2009, our audit committee consisted of Ms. Forbes Lieberman and Messrs. Alexos (Chairman), Blechschmidt, Kraemer and del Salto. Our Board of Directors has determined that each of the audit committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman and Mr. Blechschmidt is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our Board of Directors in monitoring:
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
Code of Ethics
The Company has adopted the VWR International, LLC Code of Ethics and Conduct (the “Ethics Code”), a code of ethics as defined under Regulation S-K promulgated under the Securities Act of 1933, that applies to all of the Company’s employees including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all professionals in finance and finance-related departments. This Ethics Code is available on the Company’s website at www.vwr.com on the Investors portion of the site. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from, a provision of the Ethics Code that apply to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller on the Company’s website at the address above.

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
The Compensation Committee of our Board of Directors is responsible for developing, implementing and administering our compensation policies. Each of our executive officers has a written employment agreement (each, an “Executive Officer Employment Agreement”), which includes among other terms, annual base salary and a percentage target for annual cash incentive compensation. To the extent not in conflict with the respective officer’s Executive Officer Employment Agreement, decisions with respect to Mr. Ballbach’s compensation terms (including base salary and cash incentive percentage targets) have been and will continue to be made by our Board of Directors after review of the recommendations of the Compensation Committee, and decisions with respect to the compensation terms of the other executive officers have been and will continue to be made by the Compensation Committee, in consultation with our Chief Executive Officer.
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
The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2009, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.
Compensation Philosophy and Objectives
The Compensation Committee’s overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of both short-term and long-term goals and objectives, and specific individual performance measures. The Compensation Committee seeks to maintain a balanced compensation program that does not incentivize undue or inappropriate risks that are reasonably likely to have a material adverse effect on the Company. The following are the primary objectives at which the compensation program is aimed:
(i)
Provide a level of compensation based on appropriate benchmarks to attract, motivate, retain and reward talented executives who have the ability to contribute to our success and encourage management to place its primary focus on strategic planning and financial and operational priorities affecting the business.

(ii)
Support a “pay-for-performance” orientation to reward strong financial, operating and individual performance, including through the use of cash incentive compensation payments based in whole or in part upon our performance (or that of a particular business unit) to encourage the achievement of short-term and long-term financial and operational objectives.

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

Benchmarking
Our Compensation Committee reviews and evaluates both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process, except as noted below, we typically engage an independent outside global human resources consulting firm to conduct an annual review of our compensation program for all executive officers and advise our Compensation Committee. In connection with the 2008 review of our compensation program for potential changes to be effective in 2009, we engaged Hewitt Associates LLC, an independent compensation consulting firm specializing in executive and director compensation. Hewitt provided relevant market data, including information regarding the compensation programs implemented by the following peer group of companies:

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
When assessing the total compensation for each of the executive officers, our Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including base salary, incentive compensation and equity participation opportunity. We believe that the base salaries should be at or near the median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. In addition, we believe that the combination of base salaries plus performance-based cash incentive compensation should be set at or near the 60th percentile of our peer group because we believe that a substantial piece of the overall annual cash compensation should be dependent on meeting or exceeding the annual performance targets related to key business objectives for that year. Finally, we believe that the combination of total cash compensation plus equity participation opportunity should be set at or near the 75th percentile of our peer group so that the interests of our executive officers are aligned with our other equity holders.
Notwithstanding the 2008 benchmarking data reviewed by the Committee, due to then-existing and forecasted general economic and industry conditions, the executive officers proposed and the Board of Directors and the Compensation Committee determined that there would be no increases to the base salaries of any of the executive officers for 2009, other than, with respect to the U.S.-based executive officers, amounts solely to offset the termination of the officers’ automobile allowances effective January 1, 2009.
The Compensation Committee did not engage a consulting firm in 2009. However, in the future, the Compensation Committee expects to engage a consulting firm on an as-needed basis to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.
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
Our Compensation Committee does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews relevant internal and external compensation data, including information provided by any engaged outside compensation consulting firm, to determine the appropriate level and mix of incentive compensation, consistent with the goals noted above.
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
Base Salary
The Compensation Committee determines (or, in the case of Mr. Ballbach, recommends to the Board of Directors, which then determines) base salaries for our executive officers that it believes aligns with its compensation objectives to reward strong performance and to attract and retain key executives. Base salaries are subject to the Compensation Committee’s annual review, and the Compensation Committee generally targets the market median (or 50th percentile) of our peer group when setting or recommending base salaries for the executive officers. The annual review includes a review of competitive market compensation data from any engaged compensation consultant, internally prepared market compensation data, the executive officer’s compensation relative to other officers in the Company, the executive officer’s position and responsibilities, and the executive officer’s individual performance over given periods. The Committee also considers general economic and industry conditions, company performance and executive compensation trends generally. In addition, the Compensation Committee consults with the Chief Executive Officer when reviewing and considering changes to the base salaries of the executive officers other than our Chief Executive Officer.
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
The table below provides the annualized base salaries of our named executive officers for 2009 and 2008. As noted above, due to then-existing and forecasted general economic and industry conditions in late-2008, the increases in annualized base salaries of the U.S.-based named executive officers for 2009 were limited to amounts solely to offset the termination of the officers’ automobile allowances effective January 1, 2009.

		Annualized
Name	Time Period	Salary
John M. Ballbach	2009	$939,008
Chairman, President and Chief Executive Officer	2008	925,008

Jack L. Wyszomierski (1)	2009	464,000
Former Executive Vice President and Chief Financial Officer	2008	450,000

Gregory L. Cowan (2)	06/26/09-12/31/09	400,000
Senior Vice President and Chief Financial Officer	01/01/09-06/25/09	309,008
	2008	295,008

		Annualized
Name	Time Period	Salary
Matthew C. Malenfant	2009	394,004
Senior Vice President and President of North America, Lab Distribution and Services	2008	380,004

Manuel Brocke-Benz (3)	2009	390,090
Senior Vice President and Managing Director of Europe, Lab Distribution and Services	2008	390,090

Wu Ming Kei (a/k/a Eddy Wu) (4)	2009	352,197
Senior Vice President and President, Asia-Pacific	2008	352,197

(1)
Mr. Wyszomierski retired as the Company’s Executive Vice President and Chief Financial Officer, effective June 26, 2009. See the column “Salary” of the Summary Compensation Table for the actual amount of base salary paid to Mr. Wyszomierski for 2009.

(2)
Effective June 26, 2009, Mr. Cowan was promoted from the Company’s Vice President and Controller to the Company’s Senior Vice President and Chief Financial Officer. In connection with his promotion, Mr. Cowan’s annualized base salary was increased from $309,008 to $400,000. See the column “Salary” of the Summary Compensation Table for the actual amount of base salary paid to Mr. Cowan for 2009.

(3)	The annualized base salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2009 (1.39318).

(4)	The annualized base salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2009 (0.12901).
At its November 9, 2009 meeting, the Compensation Committee reviewed management’s updates to the benchmarking data provided by Hewitt in 2008, and the Board of Directors and the Compensation Committee approved the following base salary changes for the named executive officers, effective January 1, 2010: Mr. Ballbach — $1,052,909; Mr. Cowan — $455,000; Mr. Malenfant — $460,464; Mr. Brocke-Benz — $461,507 (converted from Euros to United States dollars using the exchange rate as of the close of business on November 9, 2009 (1.4984)); and Mr. Wu — $385,044 (converted from Hong Kong dollars to United States dollars using the exchange rate as of the close of business on November 9, 2009 (0.129041)).
Performance-Based Cash Incentive Compensation
The Compensation Committee administers our annual performance-based cash incentive compensation program, or the Management Incentive Plan (the “MIP”).
Under the MIP, target cash bonus percentages (expressed as a percentage of base salary paid for the year) are reviewed annually by the Compensation Committee. When determining the annual cash incentive target opportunity for each executive officer, the Compensation Committee considers the combination of base salary plus performance-based cash incentive compensation and generally targets at or near the 60th percentile of our peer group. The table below sets forth the target cash bonus percentages for the named executive officers for 2009.

Target
% of Base
Name	Salary Paid
John M. Ballbach	100%
Jack L. Wyszomierski	85%
Gregory L. Cowan (1)	75%
Matthew C. Malenfant	75%
Manuel Brocke-Benz	75%
Wu Ming Kei (a/k/a Eddy Wu)	75%

(1)	In connection with his promotion to Senior Vice President and Chief Financial Officer, Mr. Cowan’s target cash bonus percentage was increased from 60% to 75%, effective June 26, 2009.

Actual cash bonus payments under the MIP for a given year, if any, are determined based on company and individual achievement with respect to predetermined performance measures approved by the Compensation Committee. The predetermined performance measures are consistent with our financial and operational objectives. The Compensation Committee has discretion to modify all or any portion of any award as it deems necessary or appropriate.
For 2009, each of our named executive officer’s cash MIP award was awarded based upon achievement of the following components:
•
Year-over-year growth in an internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established during the fourth quarter of the preceding year in connection with the development of the operating plan for the year. In addition, Internal EBITDA targets are adjusted for acquisitions made during the year. Our final Internal EBITDA for 2008 was $305.9, and our year-over-year growth target for 2009 to receive 100% of the potential payout for the Internal EBITDA component was 12%, which was set by our Compensation Committee as challenging, but achievable with considerable effort. The Internal EBITDA component was given a weighting of 70% of the total potential MIP award as we believe it to be a very strong measure of contribution to our performance and alignment with the interest of our stockholders. For Messrs. Malenfant, Brocke-Benz and Wu, half of this 70% weighting was based on the Internal EBITDA attributable to the respective business units that they manage, and the targets to receive 100% of the potential payout for the business units’ Internal EBITDA were also set at challenging, but achievable levels.

•
A total operating expense target for 2009 of $832 million or less. Total operating expense is calculated using fixed foreign currency exchange rates, which are established as described above. In addition, this target is subject to adjustment for acquisitions made during the year. For 2009, this component was given a weighting of 10% of the total potential MIP award.

•
Year-over-year improvements in various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. For 2009, this component was given a weighting of 10% of the total potential MIP award.

•
Various strategic objectives, which include safety goals and individual performance goals. For 2009, performance with respect to these objectives was given a weighting of 10% of the total potential MIP award.

The 2009 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target cash bonus amount (i.e., based on the participant’s target cash bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA year-over-year growth (2009 vs. 2008) of 6% (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% for the Internal EBITDA component and 100% for each of the other components (and the total operating expense target was a pass/fail measure). To the extent that the MIP for future years does not include Component Percentage Achievement caps, Mr. Ballbach’s Executive Officer Employment Agreement provides that his cash bonus payment would be subject to a cap of 200% of his base salary for the year; no other named executive officer’s Executive Officer Employment Agreement includes such a cap.
Based on 2009 performance, our named executive officers earned the annual incentive cash compensation reflected for 2009 in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table, which was paid in February 2010. The year-over-year Internal EBITDA growth for the Company was 9.44%, and the corresponding achievement of the Internal EBITDA component of the 2009 MIP awards was 79.45% for Messrs. Ballbach and Cowan (based on the Company’s Internal EBITDA), and 51.30%, 100.98% and 108.03% for Messrs. Messrs. Malenfant, Brocke-Benz and Wu, respectively (based on the Company’s Internal EBITDA and the Internal EBITDA of the business units that they manage). In addition, Mr. Malenfant’s 2009 MIP award includes an additional $10,000 discretionary amount granted by our Compensation Committee for Mr. Malenfant’s performance in 2009.

Equity Participation under Successor Equity Plan
Each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Successor Equity Plan, which was established at the time of the Merger. These investment opportunities are designed to encourage participants to put their financial resources “at risk” and focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other equity holders. When determining the equity participation opportunity for each executive officer, the Compensation Committee considers the combination of total cash compensation plus equity participation and generally targets at or near the 75th percentile of our peer group. For more information regarding the current equity arrangements between our named executive officers and Holdings see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Management Equity Arrangements” in this Annual Report on Form 10-K.
The following table sets forth the number of common units and preferred units of Holdings purchased by our named executive officers under the Successor Equity Plan.

	Number of Class A	Number of Class A
Name	Common Units(1)	Preferred Units
John M. Ballbach (2)	298,679.81	6,000.60
Jack L. Wyszomierski (3)	83,923.28	2,060.73
Gregory L. Cowan	14,244.52	349.77
Matthew C. Malenfant	39,131.37	960.87
Manuel Brocke-Benz	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43

(1)
Includes “founders common units” in the following amounts: Mr. Ballbach purchased 244,374.39 founders common units; Mr. Wyszomierski purchased 65,273.66 founders common units; Mr. Cowan purchased 11,079.07 founders common units; Mr. Malenfant purchased 30,435.51 founders common units; Mr. Brocke-Benz purchased 30,435.51 founders common units; and Mr. Wu purchased 15,217.75 founders common units.

(2)	The number of common units and preferred units listed for Mr. Ballbach include units held by two Grantor Retained Annuity Trusts of which he is the sole trustee.

(3)
As a result of Mr. Wyszomierski’s retirement from the Company in June 2009, Holdings exercised its rights to repurchase all of his common units and preferred units in 2009 at a per unit price of $.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 8,181.56 units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his retirement. Holdings repurchased all remaining units in January 2010 in accordance with the transaction documents.

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

All of the purchases of equity units reflected in the table above were made in 2007, except Mr. Wu’s purchase was made in 2008. For those officers who qualified as named executive officers for the year in which they made their purchase, the grant date fair value of the equity units as of the date of purchase (as calculated under U.S. Generally Accepted Accounting Principles, or “U.S. GAAP”) is reflected in the column “Stock Awards” of the Summary Compensation Table for the applicable year.
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
German Pension Plan. Mr. Brocke-Benz is entitled to benefits under a Pension Scheme (the “German Pension Plan”) the obligations under which VWR’s German subsidiary, VWR International GmbH, assumed from Merck KGaA in connection with the CD&R Acquisition. Additional details regarding this pension plan are provided under “Executive Compensation Tables — Pension Benefits.”
Savings Plan. VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including our U.S. based named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This performance-based contribution also is subject to earnings limitations under applicable federal income tax rules. In March 2010, VWR will make a performance-based contribution of 1.6% of pay to all eligible participants, based on our 2009 performance. All contributions to the Savings Plan are fully-vested upon contribution. Messrs. Ballbach, Wyszomierski, Cowan and Malenfant were eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.
Retirement Contribution. VWR does not sponsor a retirement or pension plan or benefit for associates in Asia, but it provides Mr. Wu with a contribution equal to 15% of his base salary toward his Hong Kong voluntary retirement plan. The Company’s contribution to Mr. Wu for 2009 is reflected in the column “All Other Compensation” of the Summary Compensation Table.
Nonqualified Deferred Compensation Plan. Our U.S. based executive officers and certain other key employees are eligible to participate in the VWR Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”). The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual cash bonus awards. In addition, the Nonqualified Deferred Compensation Plan provides for VWR to credit certain matching amounts to the notional account of each eligible participant for each year, provided certain company performance goals are satisfied. These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under federal income tax rules. The Company matching amounts that will be credited to the participants’ notional accounts in March 2010 as a result of our satisfaction of the relevant 2009 performance goal are included in the column “All Other Compensation” of the Summary Compensation Table. Additional details regarding this plan are provided under “Executive Compensation Tables — Nonqualified Deferred Compensation Plan.”

Perquisites and Other Personal Benefits
The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to our named executive officers in 2009 included an annual financial planning assistance allowance for all named executive officers other than Mr. Brocke-Benz, an automobile allowance for Messrs. Brocke-Benz and Wu and club membership dues reimbursement for Messrs. Ballbach, Wyszomierski and Malenfant.
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
Accounting for Share-Based Compensation. We account for share-based compensation, including the “founders common units” purchased under the Successor Equity Plan, in accordance with U.S. GAAP, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees.
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
Executive Officer Employment Agreements
As described above, each of our named executive officers has an Executive Officer Employment Agreement. These agreements have been included as Exhibits to this Annual Report on Form 10-K. See “Termination and Change of Control Arrangements” below for information regarding payments to which the named executive officers are entitled upon certain employment termination events, as well as the confidentiality, non-compete and non-solicitation provisions to which the named executive officers are bound as partial consideration for such payments.

Executive Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of our named executive officers for the years since 2007 in which each qualified as a named executive officer.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(2)($)	($)	(3)($)	($)	(4)($)	(5)($)	(6)($)	($)

John M. Ballbach	2009	$939,008	$—	—	—	$803,932	—	$69,877	$1,812,817
Chairman, President and Chief	2008	925,008	—	—	—	565,180	—	70,070	1,560,258
Executive Officer	2007	787,506	—	$2,818,202	$—	945,345	—	77,615	4,628,668

Jack L. Wyszomierski(1)	2009	225,008	—	—	—	—	—	1,378,082	1,603,090
Former Executive Vice President and	2008	450,000	—	—	—	233,708	—	62,167	745,875
Chief Financial Officer	2007	417,504	—	737,693	—	441,612	—	38,303	1,635,112

Gregory L. Cowan(1)	2009	356,124	—	—	—	207,790	—	37,083	600,997
Senior Vice President and Chief Financial Officer

Matthew C. Malenfant	2009	394,004	—	—	—	200,077	$18,340	94,053	706,474
Senior Vice President and	2008	380,004	—	—	—	203,207	29,870	59,685	672,766
President of North America, Lab	2007	355,002	—	343,968	—	347,083	6,901	49,881	1,102,835
Distribution and Services

Manuel Brocke-Benz	2009	390,090	—	—	—	284,435	287,952	15,743	978,220
Senior Vice President and Managing Director of Europe, Lab Distribution and Services

Wu Ming Kei (a/k/a Eddy Wu)	2009	352,197	—	—	—	270,066	—	652,831	1,275,094
Senior Vice President and President, Asia-Pacific

(1)
Effective June 26, 2009, Mr. Wyszomierski retired as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Cowan was promoted from the Company’s Vice President and Controller to the Company’s Senior Vice President and Chief Financial Officer. In connection with his promotion, Mr. Cowan’s annualized base salary was increased from $309,008 to $400,000.

(2)
This column reflects the actual salaries earned in 2009, 2008 and 2007, as applicable. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information regarding the annualized base salaries of our named executive officers. The 2009 salary amount for Mr. Brocke-Benz has been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2009 (1.39318), and the 2009 salary amount for Mr. Wu has been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2009 (0.12901).

(3)
This column reflects the grant date fair value of the equity units purchased under the Successor Equity Plan as of the date of purchase (as calculated under U.S. GAAP). See “Equity Participation under Successor Equity Plan” for more information.

(4)
This column represents amounts earned under the MIP for each of 2009, 2008 and 2007, as applicable, and, in the cases of Messrs. Ballbach, Wyszomierski and Malenfant, amounts paid under the Retention Bonus Plan in 2007 in connection with the consummation of the Merger ($316,603, $158,278 and $158,278, respectively). Information regarding these Retention Bonus Plan payments was provided in “Item 11. Executive Compensation” of our Annual Report on Form 10-K for the year ended December 31, 2007. The 2009 MIP award amount for Mr. Brocke-Benz has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2009 (1.44060), and the 2009 MIP award amount for Mr. Wu has been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2009 (0.12896).

(5)
For Mr. Malenfant, this column represents the sum of the changes in actuarial present value of the aggregate accumulated benefit under the VWR International Retirement Plan and VWR International Supplemental Benefits Plan during the years indicated. For Mr. Brocke-Benz, this column represents the change in actuarial present value of the accumulated benefit under the German Pension Plan from 2008 to 2009 (the amount has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2009 (1.44060). See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(6)
This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2009, 2008 and 2007, as applicable.

The perquisites and other personal benefits for 2009 included: financial planning assistance for each of the named executive officers other than Mr. Brocke-Benz; an automobile allowance of $35,866 for Mr. Wu (converted from Chinese RMB to United States dollars using the average of the monthly average applicable exchange rate for 2009 (0.14639) and less than $25,000 for Mr. Brocke-Benz; and reimbursement of club membership dues in the amount of $29,000 for Mr. Malenfant and less than $25,000 for Messrs. Ballbach and Wyszomierski.

“All Other Compensation” for 2009 for Messrs. Ballbach, Wyszomierski, Cowan and Malenfant also includes: Company contributions to the Savings Plan of $13,720, in the aggregate, for Messrs. Ballbach, Cowan and Malenfant (which includes the performance-based contribution of $3,920 to be made by the Company for each of these officers in March 2010 based on our 2009 performance — see the Compensation Discussion and Analysis under “Retirement and Other Benefits-Savings Plan” for more information), and less than $10,000 for Mr. Wyszomierski; Company restoration matching contributions to the Nonqualified Deferred Compensation Plan made by the Company in 2009, based on assumed maximum contributions to the Savings Plan and actual contributions to the Nonqualified Deferred Compensation Plan made by the named executive officers in 2009, in the amount of $14,699 for Mr. Malenfant, and less than $10,000 for Messrs. Ballbach, Wyszomierski and Cowan (see “Nonqualified Deferred Compensation Plan” for additional information); and tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to Messrs. Ballbach, Wyszomierski, Cowan and Malenfant in the aggregate amount of approximately $20,100, $14,900, $6,300 and $26,600, respectively.

“All Other Compensation” for 2009 for Mr. Wyszomierski also includes: $1,299,892, which represents the total cash amount and value of health benefits to which he is entitled (and is being paid) as a result of his retirement in June 2009 pursuant to his Executive Officer Employment Agreement (see “Termination and Change of Control Arrangements” for more information); the distribution to him of all amounts in his notional account under the Nonqualified Deferred Compensation Plan as of December 31, 2009 in accordance with that plan (see “Nonqualified Deferred Compensation Plan” for more information); imputed income based upon the Company’s expense for providing him with health benefits in 2009 following his retirement in accordance with his Executive Officer Employment Agreement; and a retirement gift provided to him by the Company.

“All Other Compensation” for 2009 for Mr. Wu also includes aggregate contribution payments to him of $52,220 toward his Hong Kong voluntary retirement plan, in accordance with his Executive Officer Employment Agreement (which aggregate amount has been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2009 (0.12901)). In addition, Mr. Wu, who is a Hong Kong national but who has been assigned to work in Shanghai, China, receives certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with his Executive Officer Employment Agreement. This compensation, which also is included in “All Other Compensation” for 2009 for Mr. Wu, is set forth in the table below (the amounts in the table been have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2009 (0.14639), except that the tuition reimbursement is paid in United States dollars):

	Tuition	Housing		Tax
	Reimbursement	Allowance	Utilities	Equalization	Total
Payment	$57,284	$122,968	$15,371	$257,709	$453,332

Lastly, “All Other Compensation” for 2009 for Mr. Wu includes tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to him in the aggregate amount of approximately $101,000 (which amount has been converted from Hong Kong dollars or Chinese RMB to United States dollars using the average of the monthly average applicable exchange rates for 2009 (0.12901 and 0.14639, respectively).

Grants of Plan-Based Awards
The following table provides information about non-equity award targets for 2009 performance. No “equity awards” were issued to our named executive officers in 2009.

	Estimated Future				Estimated Future				All Other
	Payouts Under				Payouts Under			All Other Stock	Option Awards:	Exercise or	Grant Date
	Non-Equity Incentive				Under Equity Incentive			Awards:	Number of	Base Price of	Fair Value
	Incentive Plan Awards(1)				Plan Awards			Number of	Securities	Option	of Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)	($/sh)	Awards ($)
John M. Ballbach	2/10/2009	$—	$939,008	$1,596,314	—	—	—	—	—	$—	$—
Jack L. Wyszomierski(2)	—	—	—	—	—	—	—	—	—	—	—
Gregory L. Cowan(3).	2/10/2009	—	242,702	412,593	—	—	—	—	—	—	—
Matthew C. Malenfant	2/10/2009	—	295,503	502,355	—	—	—	—	—	—	—
Manuel Brocke-Benz(4)	2/10/2009	—	292,568	497,365	—	—	—	—	—	—	—
Wu Ming Kei (a/k/a Eddy Wu)(4)	2/10/2009	—	264,148	449,051	—	—	—	—	—	—	—

(1)
These columns reflect the potential payments under the MIP for 2009 performance. The 2009 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” The components of the 2009 MIP were formally approved by the Compensation Committee at its meeting on February 10, 2009. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their target cash bonus percentages of base salary). The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components.

(2)	Effective June 26, 2009, Mr. Wyszomierski retired as the Company’s Executive Vice President and Chief Financial Officer.

(3)
In connection with his promotion to Senior Vice President and Chief Financial Officer, Mr. Cowan’s annualized base salary was increased from $309,008 to $400,000 and his target cash bonus percentage was increased from 60% to 75%, in each case effective June 26, 2009. His Target and Maximum amounts in the table are calculated based on his original and adjusted salary and target cash bonus percentages for the six-month time periods during which each was effective during 2009.

(4)
The Target and Maximum amounts for Messrs. Brocke-Benz and Wu are calculated based on the conversion of their 2009 base salaries to United States dollars using the exchange rates described in Note (2) to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-end
The following table provides information as of December 31, 2009 regarding the founders common units purchased by our named executive officers under the Successor Equity Plan. See “Equity Participation under Successor Equity Plan” for more information.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
		Number of	Number of			Number of	Value of	Unearned	of Unearned
	Number of	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Securities	Underlying	Underlying			Units of	Units of	or Other	or Other
	Underlying	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable (#)	(#)	(#)	($)	Date (#)	(#)(1)	($)(3)	(#)	($)
John M. Ballbach	—	—	—	—	—	91,054.57	$910.55	—	—
Jack L. Wyszomierski	—	—	—	—	—	(2)	(2)	—	—
Gregory L. Cowan	—	—	—	—	—	4,128.09	41.28	—	—
Matthew C. Malenfant	—	—	—	—	—	11,340.35	113.40	—	—
Manuel Brocke-Benz	—	—	—	—	—	11,340.35	113.40	—	—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	—	—	—	5,670.18	56.70	—	—

(1)
This column reflects the portion of the founders common units purchased by our named executive officers that remained unvested at the end of 2009. Founders common units vest on a daily pro rata basis over four years from the date of issuance.

(2)
As a result of Mr. Wyszomierski’s retirement from the Company in June 2009, the Company exercised its rights to repurchase all of his common units and preferred units in 2009 at a per unit price of $.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 8,181.56 units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his retirement. The Company repurchased all remaining units in January 2010 in accordance with the transaction documents.

(3)
There is no established public trading market for the preferred units or common units (including the founders common units) of Holdings. The value of the founders common units at December 31, 2009, for purposes of the Successor Equity Plan and the related transaction documents, was $.01 per unit.

Option Exercises and Stock Vested
The following table provides information regarding the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2009. See “Equity Participation under Successor Equity Plan” for more information regarding the founders common units.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares		Value
	Acquired	Upon	Acquired		Realized
	on Exercise	Exercise	on Vesting		on Vesting
Name	(#)	($)	(#)(1)		($)(3)
John M. Ballbach	—	—	61,093.60		—
Jack L. Wyszomierski	—	—	7,913.31	(2)	—
Gregory L. Cowan	—	—	2,769.77		—
Matthew C. Malenfant	—	—	7,608.88		—
Manuel Brocke-Benz	—	—	7,608.88		—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	3,804.44		—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers under the Successor Equity Plan that vested during 2009.

(2)	Mr. Wyszomierski’s founders common units ceased vesting upon his retirement in June 2009.

(3)	No value is realized as a result of vesting of the founders common units. See “Equity Participation under Successor Equity Plan” for a description of the vesting of founders common units.
Pension Benefits
United States
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
VWR Retirement Plan. The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applies. The three-year sunset does not apply to any of our executive officers. As of December 31, 2009, the plan covered approximately 3,701 participants. Annual retirement benefits under the U.S. Retirement Plan are generally calculated as a single life annuity as the greater of:
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

The Social Security taxable wage base for employees retiring at the end of 2009 was $106,800. Under the U.S. Retirement Plan, final average earnings includes the participant’s salary and bonus, as well as any other bonus or severance payments to which a participant may become entitled but may not exceed an IRS-prescribed limit applicable to tax-qualified plans ($245,000 for 2009).
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
Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Internal Revenue Code (the “Code”). The Section 415 limit for 2009 is $195,000 per year for a single life annuity payable at an IRS-prescribed retirement age.
Supplemental Benefits Plan. Because the U.S. Retirement Plan complies with ERISA and Code maximum compensation and defined benefit limitations, VWR also sponsors the U.S. SERP, which is a benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The U.S. SERP also was frozen on May 31, 2005, with a similar three-year sunset provision as is applicable to the U.S. Retirement Plan. The U.S. SERP was available to certain officers to provide for retirement benefits above amounts available under the U.S. Retirement Plan. As of December 31, 2009, the U.S. SERP covered three active participants.
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
Germany
Mr. Brocke-Benz is entitled to benefits under the German Pension Plan the obligations under which VWR International GmbH assumed from Merck KGaA in connection with the CD&R Acquisition. The German Pension Plan is a non-funded defined benefit retirement plan that covers certain associates who were employed by Merck KGaA prior to the CD&R Acquisition. As of December 31, 2009, the German Pension Plan covered approximately 220 participants. Annual retirement benefits under the German Pension Plan are generally calculated as a single life annuity as the sum of (i) .5% of a participant’s monthly salary (up to German Social Security Threshold Level, which for 2009 was  €64,800) plus (ii) 1.5% of a participant’s monthly salary (in excess of the German Social Security Threshold), in each case multiplied by the participant’s years of pensionable service. The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age of 65. Benefits are reduced for retirement prior to age 63. Early commencement of the benefit payout is contingent upon commencement of German social security benefits. In addition, the plan provides for a spouse’s pension and does not require employee contributions.

Pension Plan Table
No pension benefits were paid to any of the named executive officers in the last fiscal year. VWR does not have a policy for granting additional years of service under the U.S. Plans or the German pension plans. However, in 2008, VWR granted Mr. Malenfant the right to be paid an additional amount under the U.S. SERP calculated as the additional amount that he would receive under the U.S. Retirement Plan if he had an additional nine years of credited service under the plan. The total U.S. SERP benefit cannot increase beyond 33 years of service for any participant.
The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2009 for Messrs. Malenfant and Brocke-Benz under each plan based upon the assumptions described in the applicable footnotes. No payments were made in 2009 from any of the plans to either Mr. Malenfant or Mr. Brocke-Benz.

		Number of	Present Value of
		Years Credited	Accumulated
Name	Plan Name	Service	Benefit
Matthew C. Malenfant(1)	VWR International Retirement Plan	9.667	$113,973
	VWR International Supplemental Benefits Plan	9.667	160,735

Manuel Brocke-Benz(2)	German Pension Plan	23	1,132,777

(1)
The accumulated benefit for Mr. Malenfant is based on service and earnings (as described above) considered by the plans for the period through December 31, 2009, and includes the additional amounts payable to him under the U.S. SERP described above. The present value has been calculated assuming Mr. Malenfant will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable (i) with respect to his U.S. SERP Lump Sum Amount (as defined above under “-Supplemental Executive Retirement Plan”), as a lump sum upon termination of employment, and (ii) with respect to the rest of the benefit, under the available forms of life annuity consistent with the assumptions as described in Note 12 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the interest assumption is 5.75%.

(2)
The accumulated benefit for Mr. Brocke-Benz is based on service and earnings (as described above) considered by the plan for the period through December 31, 2009. The present value has been calculated assuming Mr. Brocke-Benz will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 12 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The amount presented in the table has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2009 (1.44060). As described in such Note, the interest assumption is 5.3%

Nonqualified Deferred Compensation Plan
Our U.S. based executive officers and certain other key employees are eligible to participate in the Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual bonus awards. Earnings and losses on each notional account are credited based on the performance of the benchmark funds available under the Nonqualified Deferred Compensation Plan that the participant selects. Any deferred amounts and earnings and losses thereon will be credited to a notional account for the applicable participant and become a liability of VWR to such participant.
The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2009 was the Company’s achievement of Internal EBITDA year-over-year growth (2009 vs. 2008) of 6% (i.e., the Minimum Internal EBITDA Growth Target under the 2009 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts are generally credited to the participants’ accounts in March of the following year (e.g., the matching amounts as a result of our satisfaction of the relevant 2009 performance goal will be made in March 2010).

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
The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance
Name	Last FY(1)	Last FY(2)	Last FY(3)	Distributions	at Last FYE(4)
John M. Ballbach	$—	$6,700	$62	$—	$19,680
Jack L. Wyszomierski	—	8,614	110	23,112	8,619
Gregory L. Cowan	—	8,578	76	—	24,572
Matthew C. Malenfant	15,614	14,699	10,252	—	93,778

(1)
Represents the amount of 2009 base salary and/or cash bonus under the 2009 MIP (paid in 2010, the “2009 MIP Deferrals”), if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. The amount reflected for Mr. Malenfant consists solely of 2009 base salary deferrals, which is included in the column “Salary” of the Summary Compensation Table for 2009.

(2)
Represents Company restoration matching amounts (described above) that were made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2010 as a result of our satisfaction of the relevant 2009 performance goal (“2009 Matching Amounts”). These amounts are included in the column “All Other Compensation” of the Summary Compensation Table for 2009.

(3)	No portion of the amounts in this column constitute “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2009.

(4)
The amounts reflect the actual aggregate balances as of December 31, 2009 plus 2009 MIP Deferrals, if any, and 2009 Matching Amounts, less aggregate withdrawals and distributions. Amounts in this column that represent contributions by the named executive officer or by the Company in 2009, 2008 and/or 2007 are reported in the Summary Compensation Table for the applicable year if the officer qualified as a named executive officer in such year. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements
The following tables show potential payments to each of our named executive officers, other than Mr. Brocke-Benz, under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2009 effective date of such change of control or termination (accordingly, the base salaries and target bonuses used for the calculations in the tables do not reflect the adjustments that became effective January 1, 2010, as described under “Base Salary” in the Compensation Discussion and Analysis). Mr. Brocke-Benz is not a party to any existing contracts, agreements, plans or arrangements, whether written or unwritten, providing for the types of potential payments reflected in the tables below; Mr. Brocke-Benz’s rights to any such payments would be based on applicable laws in Germany. The named executive officers also have certain benefits that would be payable upon a change of control and/or termination as described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”
As partial consideration for the potential payments provided in the tables below, the named executive officers are bound by a confidentiality agreement as well as customary non-compete and non-solicitation provisions set forth in their respective Executive Officer Employment Agreements. The non-compete provisions prohibit the named executive officers from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of one year after the termination of such employment for any reason (except that Mr. Ballbach’s provision lasts 18 months). The non-solicitation provision prohibits the named executive officer, either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of 180 days or longer. The named executive officer’s receipt of the payments would be contingent upon the executive signing a release of claims against the Company.

Pursuant to Mr. Wyszomierski’s Executive Officer Employment Agreement, as a result of his retirement, he is entitled to receive (and has been receiving) (i) one and a half times the sum of his 2009 annualized base salary plus his target bonus for 2009, payable in equal installments over the 12-month period following his retirement, and (ii) continued health benefits for the 12-month period following his retirement. See note (7) of the Summary Compensation Table for more information.
JOHN M. BALLBACH

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control(2)	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$3,774,354	$—	$—	$939,008	$939,008
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—
GREGORY L. COWAN

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$1,062,013	$—	$—	$300,000	$300,000
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—
MATTHEW C. MALENFANT

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$1,046,274	$—	$—	$295,503	$295,503
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—
WU MING KEI (a/k/a EDDY WU)(6)

Involuntary
Not for
Cause
Termination
or
				Resignation	Involuntary
	Voluntary	Early	Normal	for Good	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	Reason(1)	Termination	Control	Death(3)	Disability(4)
Severance or Lump Sum Payments	$—	$—	$—	$941,994	$—	$—	$264,046	$264,046
Founders Common Units (unvested and accelerated)(5)	—	—	—	—	—	—	—	—

(1)
Upon termination without “cause” or resignation for “good reason” (as each such term is defined in the Executive Officer Employment Agreements) our named executive officers are generally entitled to (i) one and a half times (two times in the case of Mr. Ballbach) the sum of the executive’s then current base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination and (ii) continued health benefits for the 12-month period (18-month period in the case of Mr. Ballbach) following termination.

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

(6)	The salary-based amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2009 (0.12896).

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
The table below sets forth director compensation for 2009:

	Fees				Non-Equity
	Earned				Incentive
	or Paid in	Stock		Option	Plan	All Other
	Cash	Awards		Awards	Compensation	Compensation	Total
Name	($)	($)		($)	($)	($)	($)
Robert L. Barchi	$100,000	$—		$—	$—	$—	$100,000
Edward A. Blechschmidt	100,000	—		—	—	—	100,000
Robert P. DeCresce	100,000	—		—	—	—	100,000
Harry M. Jansen Kraemer, Jr.	100,000	—		—	—	—	100,000
Pamela Forbes Lieberman(1)	95,834	32,000	(2)	—	—	—	127,834
Carlos del Salto	100,000	—		—	—	—	100,000
Robert J. Zollars	100,000	—		—	—	—	100,000

(1)	Ms. Forbes Lieberman was elected to VWR’s and our Board in January 2009, thus her fee for service has been prorated for the time served.

(2)	This amount reflects the grant date fair value of the equity investment made by Ms. Forbes Lieberman in 2009 under the Successor Equity Plan, calculated in accordance with U.S. GAAP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Successor Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. As of February 28, 2010, Holdings had 1,409,929 preferred units outstanding and 14,002,666 common units outstanding.
The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 28, 2010 by:
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

	Class A Common Units(1)		Class A Preferred Units(1)
		Percent of		Percent of
	Number	Class	Number	Class
Principal Stockholders:
Madison Dearborn(2)	10,572,738.12	75.51%	1,175,259.52	83.36%
Avista Capital Partners(3)	1,076,259.68	7.69%	117,685.69	8.35%
Directors and Executive Officers:
John M. Ballbach(4)	298,679.81	2.13%	6,000.60	*
Gregory L. Cowan	14,244.52	*	349.77	*
Matthew C. Malenfant	39,131.37	*	960.87	*
Manuel Brocke-Benz	39,131.37	*	960.87	*
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	*	480.43	*
George Van Kula	70,436.46	*	1,729.56	*
Theodore C. Pulkownik	97,828.42	*	2,402.17	*
Paul A. Dumas	29,348.52	*	720.65	*
Jon Michael Colyer	25,435.39	*	624.56	*
Charles R. Patel	12,717.69	*	312.28	*
Theresa A. Balog	—	*	—	*
Nicholas W. Alexos(2)	—	*	—	*
Robert L. Barchi	8,000.00	*	—	*
Edward A. Blechschmidt	8,000.00	*	—	*
Thompson Dean(3)	—	*	—	*
Robert P. DeCresce	12,249.55	*	170.75	*
Harry M. Jansen Kraemer, Jr.(2)	83,612.04	*	4,116.39	*
Pamela Forbes Lieberman	8,000.00	*	—	*
Carlos del Salto	8,896.88	*	99.1	*
Timothy P. Sullivan(2)	—	*	—	*
Robert J. Zollars(5)	9,722.02	*	190.28	*

All Directors and Executive Officers as a group (21 persons)(2)(3)	12,433,997.52	88.80%	1,312,063.49	93.06%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below.

(2)
Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the indirect beneficial owner of 6,813,173.04 common units and 758,327.30 preferred units, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the indirect beneficial owner of 1,807,413.56 common units and 201,171.12 preferred units, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Executive”) is the indirect beneficial owner of 68,461.51 common units and 7,619.67 preferred units, MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,749,749.91 common units and 193,275.36 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V-A, MDP V-C, MDP Executive and Varietal, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V-A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by the MDP Funds. Messrs. Canning, Finnegan and Mencoff each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer, Jr. are employed by or associated with the ultimate general partner of the MDP Funds and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP A&C and Messrs. Alexos, Sullivan, Kraemer, Canning, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(3)
Avista Capital Partners, L.P. (“ACP”) is the indirect beneficial owner of 780,706.14 common units and 85,367.82 preferred units and ACP-VWR Holdings LLC (“ACP-VWR”) is the indirect beneficial owner of 295,553.54 common units and 32,317.87 preferred units. Avista Capital Partners GP, LLC (“Avista GP”) is the general partner of ACP and Avista Capital Partners (Offshore), L.P., the managing member of ACP-VWR. Mr. Dean and Steven Webster are Co-Managing Partners of Avista Capital Managing Member, LLC, the managing member of Avista GP. Accordingly, Messrs. Dean and Webster have the power, acting by majority vote, to vote or dispose of the units held by ACP and ACP-VWR. Messrs. Dean and Webster each disclaim beneficial ownership of the units held by ACP and ACP-VWR, except to the extent of his pecuniary interest therein. The address for Avista Capital Managing Member, LLC and Messrs. Dean and Webster is c/o Avista Capital Holdings, LP, 65 East 55th Street, 18th Floor, New York, New York 10022.

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

(5)	Units are held by Zoco L.P., a Nevada limited partnership. Mr. Zollars and his wife are the sole general and limited partners of Zoco L.P.
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

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)(1)	(b)(1)	(c)(1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2009	—	—	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Payments to Madison Dearborn and Avista
Upon closing of the Merger, we entered into a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, at the closing of the Merger, they received a fee of $35.6 million plus out-of-pocket expenses incurred in connection with the Merger. On August 20, 2007, the management services agreement was amended and restated to include an affiliate of Avista as an additional party. As of February 28, 2010, Madison Dearborn and Avista are the beneficial owners of approximately 75.5% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. Pursuant to the amended management services agreement, Madison Dearborn and Avista are entitled to an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of the aforementioned services as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.
Management Equity Arrangements
Upon the consummation of the Merger, the Successor Equity Plan was established to permit members of management (the “Management Investors”), board members and consultants the opportunity to purchase equity units of Holdings. Under the equity arrangements entered into pursuant to the Successor Equity Plan, the Management Investors each purchase a strip of securities comprised of preferred units and common units of Holdings. Through December 31, 2008, the per unit purchase price paid by Management Investors was $1,000 for the preferred units and $1.00 for the common units, the same as that paid by Madison Dearborn for the purchase of preferred units and common units issued in connection with the consummation of the Merger. Based on the quarterly valuation reports obtained by the Company in 2009 in accordance with the Successor Equity Plan, the per unit purchase price for any common units purchased by Management Investors in 2009 was $.01. Common units purchased pursuant to this strip of securities are 100% vested.
Under these equity arrangements, the Management Investors also purchase additional common units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 8.53% of Holdings’ total outstanding common units as of February 28, 2010. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.
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

As a result of Mr. Wyszomierski’s retirement from the Company in June 2009, the Company exercised its rights to repurchase all of his common units and preferred units in 2009 for a per unit purchase price of $0.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 8,181.56 units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his retirement. The Company repurchased all remaining units in January 2010 in accordance with the transaction documents.
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
The following table sets forth the number of common units and preferred units of Holdings purchased by our executive officers pursuant to the Successor Equity Plan and beneficially owned as of February 28, 2010. Each officer paid $1.00 for each common unit and $1,000 for each preferred unit.

	Number of Class A	Number of Class A
Name	Common Units	Preferred Units
John M. Ballbach(1)	298,679.81	6,000.60
Gregory L. Cowan	14,244.52	349.77
Matthew C. Malenfant	39,131.37	960.87
Manuel Brocke-Benz	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43
George Van Kula	70,436.46	1,729.56
Theodore C. Pulkownik	97,828.42	2,402.17
Paul A. Dumas	29,348.52	720.65
Jon Michael Colyer	25,435.39	624.56
Charles R. Patel	12,717.69	312.28
Theresa A. Balog	—	—

(1)
Includes 45,874.54 common units and 921.72 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 43,729.40 common units and 878.30 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust. Mr. Ballbach is the trustee of both Trusts.

Miscellaneous
The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2009, we had less than $460,000 of net purchases from CDW.
The Company, through its subsidiaries, sells certain products to Lantheus Medical Imaging (“Lantheus”), which is a portfolio company of affiliated funds of Avista. In 2009, we had less than $570,000 of net sales to Lantheus.
The Company, through its subsidiaries, sells certain products to Navilyst Medical (“Navilyst”), which is a portfolio company of affiliated funds of Avista. In 2009, we had less than $175,000 of net sales to Navilyst.
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
Director Independence
The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2009 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.
(1)	Robert L. Barchi
(2)	Edward Blechschmidt
(3)	Robert P. DeCresce
(4)	Pamela Forbes Lieberman
(5)	Robert J. Zollars
In determining Dr. Barchi’s independence, the Board considered that the Company had net sales to Thomas Jefferson University of less than $15,000 during 2009. In determining Mr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1 million.
The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees during 2009. Messrs. Alexos, Ballbach, Dean, del Salto, Kraemer and Sullivan are not independent.

Nominating &
Corporate Governance
Audit Committee	Compensation Committee	Finance Committee	Committee
Nicholas W. Alexos	Timothy P. Sullivan	John M. Ballbach	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	John M. Ballbach
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Pamela Forbes Lieberman	Robert L. Barchi
Harry M. Jansen Kraemer, Jr.	Thompson Dean
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008. Fees and expenses for services rendered by KPMG in 2009 and 2008 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2009	2008
	(In thousands)

Audit Fees (1)	$3,139	$3,558
Audit-Related Fees (2)	46	81
Tax Fees (3)	15	—

	$3,200	$3,639

(1)
2009 and 2008 audit fees relate to the audit of the Company’s global operations including statutory audits, fees related to the audit of internal controls over financial reporting and fees related to various European employee benefit plan audits.

(2)
Audit-related services in 2009 include agreed upon procedures in support of statutory requirements. Audit-related services in 2008 include agreed upon procedures reports primarily associated with the statutory merger of certain foreign entities.

(3)	Fees for the year ended 2009 relate to tax compliance services.
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

Page
VWR FUNDING, INC. (Successor) and CDRV INVESTORS, INC. (Predecessor)

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2009 and 2008	49

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	50

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	51

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	53

Notes to Consolidated Financial Statements	54

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009 and 2008 and for the periods included in the year ended December 31, 2007	148

Exhibit*
Number		Description of Documents	Method of Filing

3.1		Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007

3.2	(a)
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
Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4	(b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Previously filed as Exhibit 4.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4	(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.7(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	(c)	Second Amendment to said Merger Agreement, dated May 30, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2		Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.3	(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	(d)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit*
Number		Description of Documents	Method of Filing

10.4	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.4	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4(b) to Annual Report on Form 10-K for the year ended December 31, 2008

10.4	(c)	Amendment to Employment Letter, dated February 10, 2009, between VWR International, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4(c) to Annual Report on Form 10-K for the year ended December 31, 2008

10.5	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Jack L. Wyszomierski**	Previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.5	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Jack L. Wyszomierski**	Previously filed as Exhibit 10.5(b) to Annual Report on Form 10-K for the year ended December 31, 2008

10.6	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Gregory L. Cowan**	Filed herewith

10.6	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Gregory L. Cowan**	Filed herewith

10.7	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Matthew Malenfant**	Previously filed as Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2007

10.7	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Matthew Malenfant**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2008

10.8	(a)	Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Filed herewith

10.8	(b)	Supplement to Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Filed herewith

10.9		Employment Agreement, dated June 13, 2008, between VWR International, LLC and Wu Ming Kei (a/k/a Eddy Wu)**	Filed herewith

10.10	(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.10	(b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.11	(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.11	(b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

Exhibit*
Number		Description of Documents	Method of Filing

10.12	(a)	VWR International Amended and Restated Retirement Plan**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2006

10.12	(b)	Amendment No. 1 to said Retirement Plan**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2006

10.12	(c)	Amendment No. 2 to said Retirement Plan**	Previously filed as Exhibit 10.8(c) to Annual Report on Form 10-K for the year ended December 31, 2006

10.12	(d)	Amendment No. 3 to said Retirement Plan**	Previously filed as Exhibit 10.11(d) to Annual Report on Form 10-K for the year ended December 31, 2008

10.12	(e)	Amendment No. 4 to said Retirement Plan**	Filed herewith

10.12	(f)	Amendment No. 5 to said Retirement Plan**	Filed herewith

10.12	(g)	Amendment No. 6 to said Retirement Plan**	Filed herewith

10.13		VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2008

10.14		VWR International Retention Bonus Plan**	Previously filed as Exhibit 10.3 to VWR International, Inc. Form 8-K, filed on December 12, 2006

10.15		Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1		List of Subsidiaries	Filed herewith

24		Power of Attorney	Filed herewith

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2		Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.
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
March 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Ballbach John M. Ballbach	Chairman, President and Chief Executive Officer	March 15, 2010

/s/ Gregory L. Cowan Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 15, 2010

/s/ Theresa A. Balog Theresa A. Balog	Vice President and Corporate Controller	March 15, 2010
Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ George Van Kula George Van Kula	Attorney-in-fact	March 15, 2010

Schedule II — Valuation and Qualifying Accounts
VWR FUNDING, INC.
For the Years Ended December 31, 2009 and 2008
and for the Period June 30 — December 31, 2007 (Successor)

	Balance at		Foreign Currency	Increases
	Beginning of	Charged to	Translation	(Deductions)	Balance at End
	Period	Income	Adjustment	From Reserves	of Period
			(In millions)
Year ended December 31, 2009
Allowance for doubtful receivables(1)	$10.1	$3.8	$0.6	$(3.7)	$10.8
Valuation allowance on deferred taxes(2)	$47.2	$1.8	$1.6	$6.0	$56.6
Year ended December 31, 2008
Allowance for doubtful receivables(1)	$12.0	$2.7	$(0.8)	$(3.8)	$10.1
Valuation allowance on deferred taxes(2)	$36.2	$2.8	$(2.4)	$10.6	$47.2
June 30, 2007 — December 31, 2007
Allowance for doubtful receivables(1)	$9.6	$2.6	$0.4	$(0.6)	$12.0
Valuation allowance on deferred taxes(2)	$43.6	$3.1	$3.4	$(13.9)	$36.2

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases (deductions) from reserves indicates utilization and other adjustments not charged or credited to income.

CDRV INVESTORS, INC.
For the Period January 1 — June 29, 2007 (Predecessor)

	Balance at		Foreign Currency	Increases
	Beginning of	Charged to	Translation	(Deductions)	Balance at End
	Period	Income	Adjustment	From Reserves	of Period
			(In millions)
January 1, 2007 — June 29, 2007
Allowance for doubtful receivables(1)	$9.8	$1.0	$0.2	$(1.4)	$9.6
Valuation allowance on deferred taxes(2)	$39.5	$0.1	$0.8	$3.2	$43.6

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases from reserves indicates utilization and other adjustments not charged or credited to income.

EXHIBIT INDEX

Exhibit*
Number		Description of Documents

10.6	(a)	Employment Letter, dated June 29, 2007, between VWR International, LLC and Gregory L. Cowan **

10.6	(b)	Amendment to Employment Letter, dated December 18, 2008, between VWR International, LLC and Gregory L. Cowan**

10.8	(a)	Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**

10.8	(b)	Supplement to Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**

10.9		Employment Agreement, dated June 13, 2008, between VWR International, LLC and Wu Ming Kei (a/k/a Eddy Wu)**

10.12	(e)	Amendment No. 4 to said Retirement Plan**

10.12	(f)	Amendment No. 5 to said Retirement Plan**

10.12	(g)	Amendment No. 6 to said Retirement Plan**

12.1		Computation of Ratio of Earnings to Fixed Charges

21.1		List of Subsidiaries

24		Power of Attorney

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2		Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.