Form 10-Q
period 2010-03-31
VWR Funding, Inc.
filed 2010-05-10
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-124100
VWR FUNDING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	56-2445503 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 10, 2010 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

PART I — FINANCIAL INFORMATION

Item 1	— Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$125.6	$124.4
Compensating cash balance	85.5	105.0
Trade accounts receivable, less reserves of $10.0 and $10.8, respectively	482.4	471.3
Other receivables	42.5	28.9
Inventories	246.8	263.6
Other current assets	27.5	24.0

Total current assets	1,010.3	1,017.2
Property and equipment, net	183.0	191.4
Goodwill	1,779.3	1,833.0
Other intangible assets, net	1,921.2	1,986.7
Deferred income taxes	10.4	12.6
Other assets	86.4	86.4

Total assets	$4,990.6	$5,127.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$118.1	$152.4
Accounts payable	386.5	378.2
Accrued expenses	164.1	158.2

Total current liabilities	668.7	688.8
Long-term debt and capital lease obligations	2,654.6	2,719.3
Other long-term liabilities	128.8	135.3
Deferred income taxes	497.5	495.5

Total liabilities	3,949.6	4,038.9
Redeemable equity units	46.8	45.8
Commitments and contingences (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.7	1,361.7
Accumulated deficit	(359.3)	(397.7)
Accumulated other comprehensive (loss) income	(8.2)	78.6

Total stockholders’ equity	994.2	1,042.6

Total liabilities, redeemable equity units and stockholders’ equity	$4,990.6	$5,127.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$874.3	$841.2
Cost of goods sold	617.6	596.8

Gross profit	256.7	244.4
Selling, general and administrative expenses	202.6	202.0

Operating income	54.1	42.4
Interest income	0.4	0.8
Interest expense	(54.1)	(63.1)
Other income (expense), net	58.3	36.6

Income before income taxes	58.7	16.7
Income tax provision	(20.3)	(5.5)

Net income	$38.4	$11.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Three Months Ended March 31, 2010
(In millions, except share data)
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance at January 1, 2010	1,000	$—	$1,361.7	$(397.7)	$78.6	$1,042.6
Capital contributions from parent	—	—	0.2	—	—	0.2
Share-based compensation expense associated with our parent company equity plan	—	—	0.8	—	—	0.8
Reclassifications of redeemable equity units	—	—	(1.0)	—	—	(1.0)
Comprehensive income (loss):
Net income	—	—	—	38.4	—	38.4
Other comprehensive loss	—	—	—	—	(86.8)	(86.8)

Total comprehensive loss						(48.4)

Balance at March 31, 2010	1,000	$—	$1,361.7	$(359.3)	$(8.2)	$994.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$38.4	$11.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.7	28.7
Net unrealized translation gain	(57.5)	(35.8)
Net unrealized (gain) loss on interest rate swaps	(1.0)	7.0
Non-cash payment-in-kind interest accretion	3.0	—
Non-cash equity compensation expense	0.8	0.9
Amortization of debt issuance costs	2.4	2.4
Deferred income tax provision (benefit)	13.7	(1.9)
Other, net	1.4	2.4
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(25.7)	(12.8)
Inventories	11.1	15.3
Other current and non-current assets	(20.6)	9.3
Accounts payable	18.5	0.2
Accrued expenses and other liabilities	11.8	(16.8)

Net cash provided by operating activities	25.0	10.1

Cash flows from investing activities:
Acquisitions of businesses and other intangible assets	0.8	(1.4)
Capital expenditures	(4.2)	(5.2)

Net cash used in investing activities	(3.4)	(6.6)

Cash flows from financing activities:
Proceeds from debt	44.7	161.9
Repayment of debt	(59.3)	(161.4)
Net change in bank overdrafts	(19.5)	(5.5)
Net change in compensating cash balance	19.5	5.5
Proceeds from equity and stock incentive plans	0.2	0.2
Repurchase of redeemable equity units	(0.2)	(2.7)

Net cash used in financing activities	(14.6)	(2.0)

Effect of exchange rate changes on cash	(5.8)	(0.6)

Net increase in cash and cash equivalents	1.2	0.9
Cash and cash equivalents beginning of period	124.4	42.0

Cash and cash equivalents end of period	$125.6	$42.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32.8	$69.4
Income taxes paid, net	$7.2	$4.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(In millions)
(Unaudited)
(1) Nature of Operations and Basis of Presentation
VWR Funding, Inc. (the “Company,” “we,” “us,” and “our”) offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation, which comprise only a small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.
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
The accompanying condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to March 31, 2010 through the date of issuance.
The Company is a direct, wholly owned subsidiary of VWR Investors, Inc. (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(2) New Accounting Standards
(a) Recently Adopted Accounting Standards
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This updated guidance requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the additional Level 3 activity on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company is not required to provide the amended disclosures for any previous periods presented for comparative purposes. Our adoption of this updated guidance did not have any impact on the Company’s condensed consolidated financial statements; however it may require us to make additional disclosures in future periods.
(b) Recently Issued Accounting Standards
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
(3) Goodwill and Other Intangible Assets
The following table reflects changes in the carrying value of goodwill by segment:

	North	European	Science
	American Lab	Lab	Education	Total

Balance at January 1, 2010	$929.9	$866.6	$36.5	$1,833.0
Currency translation changes	2.1	(55.2)	—	(53.1)
Other	0.1	(1.0)	0.3	(0.6)

Balance at March 31, 2010:	$932.1	$810.4	$36.8	$1,779.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	March 31, 2010		December 31, 2009
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,027.6	$95.5	$1,025.4	$95.5
European Lab	810.4	—	866.6	—
Science Education	99.8	63.0	99.5	63.0

Total	$1,937.8	$158.5	$1,991.5	$158.5

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	March 31,	December 31,
	Period (Years)	2010	2009
Amortizable intangible assets:
Customer relationships in North American Lab (net of accumulated amortization of $103.5 and $93.8)	20.0	$649.8	$657.1
Customer relationships in European Lab (net of accumulated amortization of $66.3 and $64.1)	19.5	414.1	449.1
Customer relationships in Science Education (net of accumulated amortization of $18.1 and $16.4)	20.0	113.1	114.8
Chemical supply agreement (net of accumulated amortization of $21.2 and $20.6)	7.0	32.7	36.9
Other (net of accumulated amortization of $8.6 and $7.9)	6.4	9.8	11.1

Total amortizable intangible assets (net of accumulated amortization of $217.7 and $202.8)	19.3	1,219.5	1,269.0
Indefinite-lived intangible assets:
Trademarks and tradenames		701.7	717.7

Total intangible assets, net		$1,921.2	$1,986.7

Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended
	March 31,
	2010	2009
Amortization expense	$20.4	$19.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(4) Debt
The following is a summary of our debt obligations:

	March 31,	December 31,
	2010	2009
Senior Secured Credit Facility	$1,424.2	$1,495.3
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	710.0
10.75% Unsecured Senior Subordinated Notes due 2017	529.7	541.4
Compensating cash balance	85.5	105.0
Capital leases	18.0	17.9
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	1.3	1.1

Total debt	2,772.7	2,871.7
Less short-term portion	(118.1)	(152.4)

Total long-term portion	$2,654.6	$2,719.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 ($792.8 on a U.S. dollar equivalent basis as of March 31, 2010), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.8 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013.
As of March 31, 2010, an aggregate U.S. dollar equivalent of $28.6 was outstanding under the multi-currency revolving loan facility, consisting of $6.8 in swingline loans and £14.4 ($21.8 on a U.S. dollar equivalent basis as of March 31, 2010) of revolving loans. In addition, we had $12.7 of undrawn letters of credit outstanding. As of March 31, 2010, we had $208.7 of available borrowing capacity under the multi-currency revolving loan facility.
As of March 31, 2010, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.75% and 2.90%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at a weighted average rate of 3.45%. As of March 31, 2010, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 9 for information on our interest rate swap arrangements.
Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 on the outstanding term loans in March 2010. The excess cash flow payment will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of March 31, 2010, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. The Company did not make an election to pay PIK Interest for the interest period ending on July 15, 2010 and so it must satisfy the related interest payment with Cash Interest. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the two remaining semi-annual interest periods for which it is entitled to do so, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $47.2.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($171.0 on a U.S. dollar equivalent basis as of March 31, 2010) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
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
As of March 31, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt as of each period end.
(5) Other Income (Expense), net
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
Our net exchange gains of $58.3 and $36.6 for the three months ended March 31, 2010 and 2009, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(6) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended March 31,
	U.S. Retirement Plan		German, French and UK Plans
	2010	2009	2010	2009
Service cost	$0.1	$—	$0.5	$0.4
Interest cost	2.4	2.3	1.5	1.2
Expected return on plan assets	(3.0)	(2.8)	(1.0)	(0.6)
Recognized net actuarial gain	(0.2)	(1.0)	—	—

Net periodic pension (income) cost	$(0.7)	$(1.5)	$1.0	$1.0

The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2010, and expects to make no contributions during the remainder of 2010. The Company made contributions to our significant non-U.S. plans of $1.0 during the three months ended March 31, 2010, and expects to make additional contributions of approximately $0.7 during the remainder of 2010.
(7) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan for each of the reporting periods was $0.8 and $0.9 during the three months ended March 31, 2010 and 2009, respectively.
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

Balance at January 1, 2010	$45.8
Reclassifications from permanent equity, net	1.0

Balance at March 31, 2010	$46.8

As of December 31, 2009, $0.2 was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(8) Income Taxes
(a) Effective Tax Rate
During the three months ended March 31, 2010 and 2009, we recognized an income tax provision of $20.3 and $5.5, respectively, on pre-tax income of $58.7 and $16.7, respectively, resulting in an effective tax rate of 34.6% and 32.9%, respectively.
Our tax provision in the 2010 and 2009 periods is primarily the result of taxes on operating profits generated in our domestic and foreign operations, as well from our recognition of net exchange gains (see Note 5) in excess of interest expense in our domestic operations.
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Substantially all state and local income tax matters have also been finalized through 2004. Changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the three months ended March 31, 2010 were not material.
While it is reasonably possible that the amount of unrecognized tax benefits ($4.8 as of March 31, 2010) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
(9) Financial Instruments and Fair Value Measurements
Our financial instruments consist primarily of cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor.
Our financial instruments, other than our trade accounts receivable and payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements and foreign currency forward contracts contain off-balance-sheet risk.
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
• Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

• Level 2	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

• Level 3	Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	March 31,
Description	2010	Level 1	Level 2	Level 3

Liabilities
Interest rate swap arrangements	$(48.8)	$—	$(48.8)	$—
Foreign currency forward contracts	$(1.4)	$—	$(1.4)	$—

	December 31,
Description	2009	Level 1	Level 2	Level 3

Liabilities
Interest rate swap arrangements	$(49.8)	$—	$(49.8)	$—
Foreign currency forward contracts	$(0.5)	$—	$(0.5)	$—
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
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Secured Credit Facility	$1,424.2	$1,348.1	$1,495.3	$1,415.0
Senior Notes	713.0	757.5	710.0	738.4
Senior Subordinated Notes	529.7	504.8	541.4	516.0

	$2,666.9	$2,610.4	$2,746.7	$2,669.4

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that the inputs to our pricing models qualify as Level 2 measurements, except for our publicly-traded Senior Notes which we believe qualify as a Level 1 measurement.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(c) Derivative Instruments and Hedging Activities
Interest Rate Swap Arrangements
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is currently party to two interest rate swaps. The interest rate swaps were previously accounted for as cash flow hedges, but in 2008 we discontinued hedge accounting. The cumulative effective portion of changes in the fair value of the swaps prior to discontinuance of hedge accounting is included in other comprehensive income (loss) and is being reclassified to interest expense over the remaining term of the swap arrangements. Changes in the fair value of the swaps subsequent to discontinuance of hedge accounting are recognized as a component of interest expense.
As of March 31, 2010, our interest rate swap arrangements effectively convert $350.0 of variable rate U.S. dollar-denominated debt and €240.0 ($323.5 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $42.2 as of March 31, 2010.
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued expenses	$—	Accrued expenses	$—	Accrued expenses	$(0.6)	Accrued expenses	$(0.5)

Derivatives not designated as hedging instruments
Foreign currency forward contracts		—		—	Accrued expenses	(0.8)		—
Interest rate swap arrangements		—		—	Other long- term liabilities	(48.8)	Other long- term liabilities	(49.8)

Total derivatives		$—		$—		$(50.2)		$(50.3)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
The following tables reflect the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from
	Comprehensive	Comprehensive Income	Other Comprehensive
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	Income into Earnings
relationships	Portion)	Portion)	(Effective Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.0)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	(0.7)	Cost of goods sold	(0.3)

Total	$(0.7)		$(1.6)

		Amount of Gain (Loss)
Derivatives not designated as hedging	Location of Gain (Loss)	Recognized in
instruments	Recognized in Earnings	Earnings

Interest rate swap arrangements — realized	Interest expense	$(7.9)
Interest rate swap arrangements — unrealized	Interest expense	1.0
Foreign currency forward contracts	Other income (expense)	(0.5)

Total		$(7.4)

Three Months Ended March 31, 2009
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from
	Comprehensive	Comprehensive Income	Other Comprehensive
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	Income into Earnings
relationships	Portion)	Portion)	(Effective Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.1)
Foreign currency forward contracts	(0.1)	Cost of goods sold	1.4
Foreign currency forward contracts	—	Interest expense	(0.3)

Total	$(0.1)		$—

		Amount of Gain (Loss)
Derivatives not designated as hedging	Location of Gain (Loss)	Recognized in
instruments	Recognized in Earnings	Earnings

Interest rate swap arrangements — realized	Interest expense	$(6.8)
Interest rate swap arrangements — unrealized	Interest expense	(7.0)

Total		$(13.8)

As of March 31, 2010, approximately $5.2 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$38.4	$11.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(87.2)	(63.4)
Unrealized loss on derivatives, net of taxes of $0.2 and $0.5	(0.2)	(1.0)
Amortization of realized losses on derivatives, net of taxes of $0.6 and $0.6	0.7	0.8
Amortization of net actuarial gain, net of taxes of $0.1 and $0.4	(0.1)	(0.6)

Comprehensive loss	$(48.4)	$(53.0)

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
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As of March 31, 2010, we have recognized an amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA in the amount of $32.7. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
We also are involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and which include being named from time to time as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has typically been immaterial, there can be no assurance that the impact of the pending and any future cases, claims, assessments or inquiries will not be material to our business, financial condition or results of operations in the future.
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

	Three Months Ended
	March 31,
	2010	2009
Net sales
North American Lab	$491.4	$489.5
European Lab	358.3	324.8
Science Education	24.6	26.9

Total	$874.3	$841.2

	Three Months Ended
	March 31,
	2010	2009
Operating income (loss)
North American Lab	$29.4	$25.4
European Lab	27.1	19.3
Science Education	(2.4)	(2.3)

Total	54.1	42.4
Interest income	0.4	0.8
Interest expense	(54.1)	(63.1)
Other income (expense), net	58.3	36.6

North American Lab	$58.7	$16.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
(13) Condensed Consolidating Financial Information
The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to our Senior Notes. The Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements.
The following condensed consolidating financial statements present the balance sheets at March 31, 2010 and December 31, 2009, statements of operations and cash flows for the three months ended March 31, 2010 and 2009 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$0.7	$1.1	$123.8	$—	$125.6
Compensating cash balance	—	—	85.5	—	85.5
Trade accounts receivable, net	—	200.5	281.9	—	482.4
Inventories	—	126.2	120.6	—	246.8
Other current assets	—	21.5	48.5	—	70.0
Intercompany receivables	15.3	3.0	—	(18.3)	—

Total current assets	16.0	352.3	660.3	(18.3)	1,010.3
Property and equipment, net	—	68.9	114.1	—	183.0
Goodwill	—	905.1	874.2	—	1,779.3
Other intangible assets, net	—	1,115.2	806.0	—	1,921.2
Deferred income taxes	214.9	—	10.4	(214.9)	10.4
Investment in subsidiaries	2,589.4	1,675.5	—	(4,264.9)	—
Other assets	39.8	43.5	3.1		86.4
Intercompany loans	1,033.6	168.0	21.2	(1,222.8)	—

Total assets	$3,893.7	$4,328.5	$2,489.3	$(5,720.9)	$4,990.6

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$28.6	$0.4	$89.1	$—	$118.1
Accounts payable	—	183.1	203.4	—	386.5
Accrued expenses	18.0	48.4	97.7	—	164.1
Intercompany payables	—	0.8	17.5	(18.3)	—

Total current liabilities	46.6	232.7	407.7	(18.3)	668.7
Long-term debt and capital lease obligations	2,638.3	1.4	14.9	—	2,654.6
Other long-term liabilities	49.4	15.7	63.7	—	128.8
Deferred income taxes	—	461.3	251.1	(214.9)	497.5
Intercompany loans	118.4	1,028.8	75.6	(1,222.8)	—

Total liabilities	2,852.7	1,739.9	813.0	(1,456.0)	3,949.6
Redeemable equity units	46.8	—	—	—	46.8
Total stockholders’ equity	994.2	2,588.6	1,676.3	(4,264.9)	994.2

Total liabilities, redeemable equity units and stockholders’ equity	$3,893.7	$4,328.5	$2,489.3	$(5,720.9)	$4,990.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2009

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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$447.6	$430.4	$(3.7)	$874.3
Cost of goods sold	—	330.1	291.2	(3.7)	617.6

Gross profit	—	117.5	139.2	—	256.7
Selling, general and administrative expenses	0.8	94.2	113.0	(5.4)	202.6

Operating (loss) income	(0.8)	23.3	26.2	5.4	54.1
Interest expense, net of interest income	(44.3)	(8.7)	(0.7)	—	(53.7)
Other income (expense), net	57.0	16.1	(9.4)	(5.4)	58.3

Income before income taxes and equity in earnings of subsidiaries	11.9	30.7	16.1	—	58.7
Income tax benefit (provision)	(0.1)	(16.0)	(4.2)	—	(20.3)
Equity in earnings of subsidiaries, net of tax	26.6	11.9	—	(38.5)	—

Net income (loss)	$38.4	$26.6	$11.9	$(38.5)	$38.4

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$452.0	$392.4	$(3.2)	$841.2
Cost of goods sold	—	334.8	265.2	(3.2)	596.8

Gross profit	—	117.2	127.2	—	244.4
Selling, general and administrative expenses	0.8	98.3	107.8	(4.9)	202.0

Operating (loss) income	(0.8)	18.9	19.4	4.9	42.4
Interest expense, net of interest income	(49.7)	(11.6)	(1.0)	—	(62.3)
Other income (expense), net	37.3	10.5	(6.3)	(4.9)	36.6

(Loss) income before income taxes and equity in earnings of subsidiaries	(13.2)	17.8	12.1	—	16.7
Income tax benefit (provision)	6.3	(7.2)	(4.6)	—	(5.5)
Equity in earnings of subsidiaries, net of tax	18.1	7.5	—	(25.6)	—

Net income (loss)	$11.2	$18.1	$7.5	$(25.6)	$11.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(18.4)	$23.3	$20.1	$—	$25.0

Cash flows from investing activities:
Intercompany investing transactions	32.3	2.1	—	(34.4)	—
Acquisitions of businesses and other intangible assets	—	—	0.8	—	0.8
Capital expenditures	—	(2.4)	(1.8)	—	(4.2)

Net cash provided by (used in) investing activities	32.3	(0.3)	(1.0)	(34.4)	(3.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(32.3)	(2.1)	34.4	—
Proceeds from debt	44.3	—	0.4	—	44.7
Repayment of debt	(58.8)	(0.1)	(0.4)	—	(59.3)
Other financing activities, net	—	0.4	(0.4)	—	—

Net cash used in financing activities	(14.5)	(32.0)	(2.5)	34.4	(14.6)

Effect of exchange rate changes on cash	—	—	(5.8)	—	(5.8)

Net (decrease) increase in cash and cash equivalents	(0.6)	(9.0)	10.8	—	1.2
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$0.7	$1.1	$123.8	$—	$125.6

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(54.1)	$43.6	$20.6	$—	$10.1

Cash flows from investing activities:
Intercompany investing transactions	53.5	5.3	—	(58.8)	—
Acquisitions of businesses and other intangible assets	—	—	(1.4)	—	(1.4)
Capital expenditures	—	(2.9)	(2.3)	—	(5.2)

Net cash provided by (used in) investing activities	53.5	2.4	(3.7)	(58.8)	(6.6)

Cash flows from financing activities:
Intercompany financing transactions	—	(53.5)	(5.3)	58.8	—
Proceeds from debt	161.4	—	0.5	—	161.9
Repayment of debt	(161.1)	(0.1)	(0.2)	—	(161.4)
Other financing activities, net	(2.5)	—	—	—	(2.5)

Net cash provided by (used in) financing activities	(2.2)	(53.6)	(5.0)	58.8	(2.0)

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents	(2.8)	(7.6)	11.3	—	0.9
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.3	$1.0	$41.6	$—	$42.9

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties:
•	loss of our key executive officers;
•	our ability to consummate and integrate potential acquisitions;
•	the effect of political, economic, credit and financial market conditions, inflation and interest rates worldwide;
•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;
•	increased competition from other companies in our industry and our ability to retain or increase our market share in the principal geographical areas in which we operate;
•	foreign currency exchange rate fluctuations; and
•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.
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
Consolidated net sales were $874.3 million in the first quarter of 2010, representing an increase of $33.1 million or 3.9% over the first quarter of 2009. As discussed in more detail below, changes in foreign currency exchange rates and the results of acquisitions contributed approximately $39.0 million or 4.6% to our net sales growth during the quarter. Consolidated operating income was $54.1 million, representing an increase of $11.7 million or 27.6% over the first quarter of 2009. Changes in foreign currency exchange rates and the results of acquisitions contributed approximately $2.3 million or 5.4% to our operating income growth. This comparable increase in operating income is primarily attributable to lower selling general and administrative expenses at our laboratory businesses during the 2010 period.
We recognized consolidated net income of $38.4 million and $11.2 million for the three months ended March 31, 2010 and 2009, respectively. The fluctuation in net income is primarily attributable to our recognition of net unrealized translation gains as described below, net of related income tax effects.
Factors Affecting Our Operating Results
General
As a result of the acquisition of the Company by affiliates of Madison Dearborn Partners, LLC in June 2007, we have a significant amount of goodwill, amortizable and indefinite-lived intangible assets, we are highly leveraged and have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. These and other related factors have had, and will continue to have in the future, a significant impact on our financial condition and results of operations.
Acquisitions
The Company made the following acquisitions during 2009:

		Product / Service		Business
Acquisition Date	Entity Name	Offering	Location	Segment
December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab

October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science enthusiasts	United States	Science Education
The acquisitions noted above were funded with cash and cash equivalents on hand. The operating results of the acquired entities were included in the operating results of the respective business segments from the date of acquisition.

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
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange gains of $58.3 million and $36.6 million recorded during the three months ended March 31, 2010 and 2009, respectively, were substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
			Change
	2010	2009	Amount	%
North American Lab	$491.4	$489.5	$1.9	0.4%
European Lab	358.3	324.8	33.5	10.3%
Science Education	24.6	26.9	(2.3)	-8.6%

Total	$874.3	$841.2	$33.1	3.9%

Net sales for the three months ended March 31, 2010 increased $33.1 million or 3.9% from the comparable period of 2009. Changes in foreign currency exchange rates and the acquisitions of OneMed and XGeek (the “Acquisitions”) caused net sales to increase by approximately $33.1 million and $5.9 million, respectively. Accordingly, net sales from comparable operations decreased approximately $5.9 million or 0.7% from the comparable period of 2009.
Within our laboratory distribution businesses, net sales of consumable products (including chemicals) and capital goods (including equipment, instruments and furniture) were flat during the first quarter of 2010 compared to the same period of 2009. Net sales to pharmaceutical and biotechnology customers experienced mid-single digit decreases during the first quarter of 2010 compared to the same period of 2009, while sales to colleges and universities, governmental entities and industrial customers each experienced mid-single digit growth over the same period.
Net sales in our North American Lab segment for the three months ended March 31, 2010 increased $1.9 million or 0.4% from the comparable period of 2009. Changes in foreign currency exchange rates caused net sales to increase by approximately $9.4 million. Accordingly, net sales related to comparable operations decreased approximately $7.5 million or 1.5% from the comparable period of 2009.

Net sales in our European Lab segment for the three months ended March 31, 2010 increased $33.5 million or 10.3% from the comparable period of 2009. Changes in foreign currency exchange rates and the acquisition of OneMed caused net sales to increase by approximately $23.7 million and $5.0 million, respectively. Accordingly, net sales related to comparable operations increased approximately $4.8 million or 1.5% from the comparable period of 2009.
Net sales in our Science Education segment for the three months ended March 31, 2010 decreased $2.3 million or 8.6% from the comparable period of 2009. The acquisition of XGeek increased net sales by approximately $0.9 million. Accordingly, net sales related to comparable operations decreased by approximately $3.2 million or 11.9% from the comparable period of 2009. This decrease was primarily due to reductions in sales to international customers and in our publisher kitting business and, to a lesser extent, declining sales volume at certain of our science supplies businesses. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in discretionary spending of schools.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009

Gross profit	$256.7	$244.4
Percentage of net sales (gross margin)	29.4%	29.1%
Gross profit for the three months ended March 31, 2010 increased $12.3 million or 5.0% from the comparable period of 2009. Changes in foreign currency exchange rates and the Acquisitions caused gross profit to increase by approximately $10.2 million and $2.1 million, respectively. Accordingly, gross profit from comparable operations was unchanged from the comparable period of 2009.
Consolidated gross margin in the three months ended March 31, 2010 increased approximately 30 basis points to 29.4% from the comparable period of 2009. Gross margin results were mixed among our business segments. North American Lab segment gross margins were favorably impacted by annual price increases, expansion in private label sales and favorable changes in sales mix. European Lab segment gross margins were unfavorably impacted due to lower pricing compared to the prior year associated with the sale of certain chemical products with tight supply conditions. Gross margin attributable to our Science Education segment increased during the three months ended March 31, 2010 from the comparable period of 2009 as a result of a more favorable sales mix.
Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009

Selling, general and administrative expenses	$202.6	$202.0
Percentage of net sales	23.2%	24.0%

SG&A expenses for the three months ended March 31, 2010 increased $0.6 million or 0.3% from the comparable period of 2009. Changes in foreign currency exchange rates and the Acquisitions caused SG&A expenses to increase by approximately $8.6 million and $1.4 million, respectively. Accordingly, SG&A expenses related to comparable operations decreased approximately $9.4 million or 4.7% from the comparable period of 2009. The comparable decrease in SG&A expenses reflects our continued focus on expense control as well as improvements in operating efficiencies in our support operations. Further contributing to the decrease in SG&A expenses, we recognized $5.4 million of expenses associated with implementing cost reduction actions during the three months ended March 31, 2009 ($2.3 million in North American Lab, $2.9 million in European Lab and $0.2 million in Science Education), while no such expenses were recognized in the 2010 period. Partially offsetting these decreases in our North American Lab segment, net pension income recognized under our U.S. Retirement Plan decreased $0.8 million in the first quarter of 2010, compared to the same period in 2009.
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
		% of		% of
	2010	Net Sales	2009	Net Sales

Operating income (loss):
North American Lab	$29.4	6.0%	$25.4	5.2%
European Lab	27.1	7.6%	19.3	5.9%
Science Education	(2.4)	-9.8%	(2.3)	-8.6%

Total	$54.1	6.2%	$42.4	5.0%

Operating income for the three months ended March 31, 2010 increased $11.7 million or 27.6% from the comparable period of 2009. Changes in foreign currency exchange rates and the Acquisitions caused operating income to increase by approximately $1.6 million and $0.7 million, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $9.4 million or 22.2% over the comparable period of 2009, primarily reflecting lower SG&A expenses.
Operating income in our North American Lab segment for the three months ended March 31, 2010 increased $4.0 million or 15.7% over the comparable period of 2009. Changes in foreign currency exchange rates caused operating income to increase by approximately $0.5 million. Accordingly, operating income related to comparable operations increased approximately $3.5 million or 13.8% over the comparable period of 2009. The increase during the three month period was primarily the result of a decrease in SG&A expenses of $4.0 million, partially offset by a decrease in gross profit of $0.5 million.
Operating income in our European Lab segment for the three months ended March 31, 2009 increased $7.8 million or 40.4% over the comparable period of 2009. Changes in foreign currency exchange rates and the acquisition of OneMed caused operating income to increase by approximately $1.1 million and $0.7 million, respectively. Accordingly, operating income related to comparable operations increased approximately $6.0 million or 31.1% over the comparable period of 2009. The increase during the three month period was primarily the result of a decrease in SG&A expenses of $5.7 million and an increase in gross profit of $0.3 million.
Our operating loss in our Science Education segment increased $0.1 million or 4.3% to $2.4 million during the three months ended March 31, 2010 from the comparable period of 2009. The increase in operating loss was primarily a result of increases in SG&A expenses of $0.3 million due to higher marketing and personnel related costs partially offset by an increase in gross profit of $0.2 million due to gross margin expansion.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased by $8.6 million to $53.7 million for the three months ended March 31, 2010, from $62.3 million for the three months ended March 31, 2009. The reduction in net interest expense is primarily attributable to changes in the fair value of our interest rate swaps. We recognized $1.0 million of net unrealized gains on interest rate swaps during the three months ended March 31, 2010, compared with $7.0 million of net unrealized losses on interest rate swaps during the comparable period of 2009. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gains of $58.3 million and $36.6 million for the three months ended March 31, 2010 and 2009, respectively, were substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three months ended March 31, 2010 and 2009, we recognized an income tax provision of $20.3 million and $5.5 million, respectively, on pre-tax income of $58.7 million and $16.7 million, respectively, resulting in an effective tax rate of 34.6% and 32.9%, respectively.
Our tax provision in the 2010 and 2009 periods is primarily the result of taxes on operating profits generated in our domestic and foreign operations, as well from our recognition of net exchange gains in excess of interest expense in our domestic operations.
The net impact of changes in our uncertain tax positions during the three months ended March 31, 2010 was not material. See Note 8 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.
Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business strategies. As of March 31, 2010, we had $125.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $85.5 million.
As of March 31, 2010, we had $2,772.7 million of outstanding indebtedness, including $1,424.2 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $529.7 million of Senior Subordinated Notes and $85.5 million of compensating cash indebtedness. We also had unused availability of $208.7 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of March 31, 2010. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time-to-time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities.
Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 million on the outstanding term loans in March 2010. The excess cash flow payment will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.

All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin. The variable margin that we pay is subject to potential adjustment based on our “total net leverage ratio” (as that term is defined in the credit agreement governing our Senior Secured Credit Facility) as of the end of the preceding fiscal quarter. Based on our total net leverage ratio as of March 31, 2010, we expect a 25 basis point reduction in the variable margin we pay on our Senior Secured Credit Facility debt (from 2.50% to 2.25% per annum), which will become effective in May 2010 and continue through the next quarterly calculation. Based on our outstanding Senior Secured Credit Facility debt balances and foreign currency exchange rates in effect as of March 31, 2010, the 25 basis point reduction in our variable margin could result in annualized cash interest savings of approximately $3.6 million, although there can be no assurance that we will be able to maintain or lower our total net leverage ratio in future periods.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to incur additional indebtedness associated with acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of March 31, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
We have the ability to elect to make non-cash payment-in-kind (“PIK”) interest elections under our Senior Notes for any interest period through July 15, 2011. The Company did not make an election to pay PIK Interest on its Senior Notes for the interest period ending on July 15, 2010 and so it must satisfy the related interest payment with cash in July 2010. We continue to evaluate the possibility of future PIK interest elections. See Note 4 in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q for more information on our PIK interest election options and the extent of any resulting mandatory principal redemption obligations.
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
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our ability to make PIK interest elections under our Senior Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard.
The majority of our long-term debt obligations will mature between 2014 and 2017, although the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
Financial markets have been volatile with many market participants experiencing difficulty obtaining cost effective liquidity to fund their business needs. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans. There can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of existing or future market conditions.

Historical Cash Flows
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended
	March 31,
	2010	2009
Cash flow from operations, excluding working capital	$29.9	$14.9
Cash flow from working capital changes, net	(4.9)	(4.8)

Cash flow from operations	$25.0	$10.1

Cash flow provided by operations was $25.0 million and $10.1 million during the three months ended March 31, 2010 and 2009, respectively. The increase in cash flow from operations is primarily due to lower cash paid for interest, partially offset by changes in certain working capital components. We paid cash interest of $32.8 million and $69.4 million in the three months ended March 31, 2010 and 2009, respectively. Cash interest decreased during the 2010 period as a result of our election to pay PIK interest of approximately $38.0 million under our Senior Notes for the semi-annual interest period ending in January 2010. Cash flow associated with trade accounts receivable decreased during the 2010 period as commercial activity was relatively flat, compared to the 2009 period when a decline in commercial activity was experienced. Historically, our collection of trade accounts receivable exhibits a slowdown during the first quarter of each fiscal year, as compared to cash collections during the fourth quarter of the preceding fiscal year, as customers convert their systems to accommodate price and similar changes. Cash flow associated with other current assets decreased during the 2010 period primarily as a result of a change in timing associated with certain of our supplier rebates. Cash flow associated with accounts payable exhibited an increase during the 2010 period when compared to the 2009 period. As previously noted, our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with trade accounts payable from period to period based on the calendar.
Net cash used in investing activities was $3.4 million and $6.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was due to fluctuations in cash flows associated with business acquisitions and further due to lower capital expenditures during the 2010 period.
Net cash used in financing activities was $14.6 million for the three months ended March 31, 2010 compared to $2.0 million for the comparable period of 2009. Cash used in the 2010 period was primarily due to net repayments under the Senior Secured Credit Facility mostly due to the excess cash flow payment we made in March 2010. Cash used in the 2009 period was primarily due to $2.7 million paid to repurchase redeemable equity units.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Commitments and Contingencies
Refer to Note 15 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 11 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

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
On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company’s critical accounting policies.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Note 2 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3	— Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2010.

Item 4	— Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1	— Legal Proceedings
For information regarding legal proceedings, see Note 11 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.

Item 1A	— Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 that could affect our business, results of operations and financial condition.

Item 5	— Other Information
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

May 10, 2010

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