Form 10-Q
period 2010-06-30
VWR Funding, Inc.
filed 2010-08-12
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 12, 2010 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$135.6	$124.4
Compensating cash balance	82.1	105.0
Trade accounts receivable, less reserves of $8.8 and $10.8, respectively	463.8	471.3
Other receivables	36.9	28.9
Inventories	243.0	263.6
Other current assets	24.1	24.0

Total current assets	985.5	1,017.2
Property and equipment, net	178.6	191.4
Goodwill	1,704.9	1,833.0
Other intangible assets, net	1,835.9	1,986.7
Deferred income taxes	10.1	12.6
Other assets	87.0	86.4

Total assets	$4,802.0	$5,127.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$107.6	$152.4
Accounts payable	365.3	378.2
Accrued expenses	175.8	158.2

Total current liabilities	648.7	688.8
Long-term debt and capital lease obligations	2,568.8	2,719.3
Other long-term liabilities	124.1	135.3
Deferred income taxes	500.3	495.5

Total liabilities	3,841.9	4,038.9
Redeemable equity units	48.6	45.8
Commitments and contingences (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.7	1,361.7
Accumulated deficit	(318.4)	(397.7)
Accumulated other comprehensive (loss) income	(131.8)	78.6

Total stockholders’ equity	911.5	1,042.6

Total liabilities, redeemable equity units and stockholders’ equity	$4,802.0	$5,127.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$881.8	$876.0	$1,756.1	$1,717.2
Cost of goods sold	630.6	631.2	1,248.2	1,228.0

Gross profit	251.2	244.8	507.9	489.2
Selling, general and administrative expenses	202.8	200.8	405.4	402.8

Operating income	48.4	44.0	102.5	86.4
Interest income	0.7	0.5	1.1	1.3
Interest expense	(50.0)	(50.9)	(104.1)	(114.0)
Other income (expense), net	70.5	(46.0)	128.8	(9.4)

Income (loss) before income taxes	69.6	(52.4)	128.3	(35.7)
Income tax (provision) benefit	(28.7)	25.6	(49.0)	20.1

Net income (loss)	$40.9	$(26.8)	$79.3	$(15.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Six Months Ended June 30, 2010
(In millions, except share data)
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance at January 1, 2010	1,000	$—	$1,361.7	$(397.7)	$78.6	$1,042.6
Capital contributions from parent	—	—	1.2	—	—	1.2
Share-based compensation expense associated with our parent company equity plan	—	—	1.7	—	—	1.7
Reclassifications of redeemable equity units	—	—	(2.9)	—	—	(2.9)
Comprehensive income (loss):
Net income	—	—	—	79.3	—	79.3
Other comprehensive loss	—	—	—	—	(210.4)	(210.4)

Total comprehensive loss						(131.1)

Balance at June 30, 2010	1,000	$—	$1,361.7	$(318.4)	$(131.8)	$911.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$79.3	$(15.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57.4	57.4
Net unrealized translation (gain) loss	(128.6)	10.8
Net unrealized (gain) loss on interest rate swaps	(5.1)	2.3
Non-cash payment-in-kind interest accretion	3.0	4.0
Non-cash equity compensation expense	1.7	1.7
Amortization of debt issuance costs	4.8	4.8
Deferred income tax provision (benefit)	36.9	(32.6)
Other, net	3.0	3.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(27.9)	(0.2)
Inventories	2.4	16.9
Other current and non-current assets	(13.2)	11.4
Accounts payable	12.6	5.6
Accrued expenses and other liabilities	35.1	(3.3)

Net cash provided by operating activities	61.4	67.0

Cash flows from investing activities:
Acquisitions of businesses	0.7	(1.4)
Capital expenditures	(14.6)	(11.2)
Proceeds from sales of property and equipment	—	1.3

Net cash used in investing activities	(13.9)	(11.3)

Cash flows from financing activities:
Proceeds from debt	54.6	189.4
Repayment of debt	(75.5)	(222.5)
Net change in bank overdrafts	(24.2)	12.1
Net change in compensating cash balance	22.9	(16.3)
Proceeds from equity incentive plans	1.2	0.6
Repurchase of redeemable equity units	(0.3)	(3.6)

Net cash used in financing activities	(21.3)	(40.3)

Effect of exchange rate changes on cash	(15.0)	2.2

Net increase in cash and cash equivalents	11.2	17.6
Cash and cash equivalents beginning of period	124.4	42.0

Cash and cash equivalents end of period	$135.6	$59.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$64.6	$100.2
Income taxes paid, net	$15.3	$12.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are not material and are included in our North American Lab segment.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to June 30, 2010 through the date of issuance.
The Company is a direct, wholly owned subsidiary of VWR Investors, Inc. (“VWR Investors”), which is a direct, wholly owned subsidiary of Varietal Distribution Holdings, LLC (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
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
(b) Recently Issued Accounting Standards
Revenue Recognition
In October 2009, the FASB issued updated revenue recognition guidance which eliminates the requirement that all undelivered elements have vendor-specific objective evidence of selling price or third party evidence of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This update is expected to become effective for the Company on January 1, 2011 and will be applied prospectively for revenue arrangements entered into or materially modified after such date. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.
(3) Goodwill and Other Intangible Assets
The following table reflects changes in the carrying value of goodwill by segment:

	North	European	Science
	American Lab	Lab	Education	Total

Balance at January 1, 2010	$929.9	$866.6	$36.5	$1,833.0
Currency translation changes	(0.1)	(126.8)	—	(126.9)
Other	0.1	(1.6)	0.3	(1.2)

Balance at June 30, 2010	$929.9	$738.2	$36.8	$1,704.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	June 30, 2010		December 31, 2009
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,025.4	$95.5	$1,025.4	$95.5
European Lab	738.2	—	866.6	—
Science Education	99.8	63.0	99.5	63.0

Total	$1,863.4	$158.5	$1,991.5	$158.5

Other intangible assets, net for each of the reporting periods is shown in the table below:

	Weighted
	Average
	Amortization	June 30,	December 31,
	Period (Years)	2010	2009
Amortizable intangible assets:
Customer relationships in North American Lab (net of accumulated amortization of $112.5 and $93.8)	20.0	$638.3	$657.1
Customer relationships in European Lab (net of accumulated amortization of $66.3 and $64.1)	19.5	371.9	449.1
Customer relationships in Science Education (net of accumulated amortization of $19.7 and $16.4)	20.0	111.4	114.8
Chemical supply agreement (net of accumulated amortization of $21.0 and $20.6)	7.0	28.0	36.9
Other (net of accumulated amortization of $9.4 and $7.9)	5.5	8.5	11.1

Total amortizable intangible assets (net of accumulated amortization of $228.9 and $202.8)	19.4	1,158.1	1,269.0
Indefinite-lived intangible assets:
Trademarks and tradenames		677.8	717.7

Total intangible assets, net		$1,835.9	$1,986.7

Amortization expense for each of the reporting periods is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization expense	$20.0	$19.8	$40.4	$39.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(4) Debt
The following is a summary of our debt obligations:

	June 30,	December 31,
	2010	2009
Senior Secured Credit Facility	$1,346.2	$1,495.3
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	710.0
10.75% Unsecured Senior Subordinated Notes due 2017	514.4	541.4
Compensating cash balance	82.1	105.0
Capital leases	18.3	17.9
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	1.4	1.1

Total debt	2,676.4	2,871.7
Less short-term portion	(107.6)	(152.4)

Total long-term portion	$2,568.8	$2,719.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 ($721.7 on a U.S. dollar equivalent basis as of June 30, 2010), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.9 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013.
As of June 30, 2010, an aggregate U.S. dollar equivalent of $21.6 was outstanding under the multi-currency revolving loan facility, consisting of £14.4 of revolving loans. In addition, we had $14.6 of undrawn letters of credit outstanding. As of June 30, 2010, we had $213.8 of available borrowing capacity under the multi-currency revolving loan facility.
As of June 30, 2010, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.85% and 2.93%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at the rate of 2.82%. As of June 30, 2010, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 9 for information on our interest rate swap arrangements.
Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 on the outstanding term loans in March 2010. The excess cash flow payment has been and will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of June 30, 2010, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. The Company did not make an election to pay PIK Interest for the interest periods ending on July 15, 2010 and January 15, 2011 and so it must satisfy the related interest payments with Cash Interest. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the remaining eligible semi-annual interest period ending on July 15, 2011, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $4.9.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($155.7 on a U.S. dollar equivalent basis as of June 30, 2010) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
(c) Covenant Compliance
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments.
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
As of June 30, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
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
June 30, 2010
(In millions)
(Unaudited)
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
Our net exchange gains of $70.5 and $128.8 for the three and six months ended June 30, 2010, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar in 2010. Our net exchange losses of $46.0 and $9.4 for the three and six months ended June 30, 2009, respectively, are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar in 2009.
(6) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2010	2009	2010	2009

Service cost	$0.2	$0.4	$0.5	$0.5
Interest cost	2.3	2.2	1.3	1.3
Expected return on plan assets	(3.0)	(2.8)	(0.9)	(0.8)
Recognized net actuarial (gain) loss	(0.1)	(1.0)	0.2	—

Net periodic pension (income) cost	$(0.6)	$(1.2)	$1.1	$1.0

	Six Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2010	2009	2010	2009

Service cost	$0.3	$0.4	$1.0	$0.9
Interest cost	4.7	4.5	2.8	2.5
Expected return on plan assets	(6.0)	(5.6)	(1.9)	(1.4)
Recognized net actuarial (gain) loss	(0.3)	(2.0)	0.2	—

Net periodic pension (income) cost	$(1.3)	$(2.7)	$2.1	$2.0

The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2010, and expects to make no contributions during the remainder of 2010. The Company made contributions to our significant non-U.S. plans of $1.2 during the six months ended June 30, 2010, and expects to make additional contributions of approximately $0.7 during the remainder of 2010.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(7) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan was $0.9 and $0.8 during the three months ended June 30, 2010 and 2009, respectively, and was $1.7 during the six months ended June 30, 2010 and 2009.
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

Balance at January 1, 2010	$45.8
Reclassifications from permanent equity, net	2.9
Reclassifications to accrued expenses upon notification of redemption	(0.1)

Balance at June 30, 2010	$48.6

As of December 31, 2009, $0.2 was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.
(8) Income Taxes
(a) Effective Tax Rate
During the three and six months ended June 30, 2010, we recognized an income tax provision of $28.7 and $49.0, respectively, on pre-tax income of $69.6 and $128.3, respectively, resulting in an effective tax rate of 41.2% and 38.2%, respectively.
During the three and six months ended June 30, 2009, we recognized an income tax benefit of $25.6 and $20.1, respectively, on pre-tax losses of $52.4 and $35.7, respectively, resulting in an effective tax benefit rate of 48.9% and 56.3%, respectively.
Our tax provision for the three and six months ended June 30, 2010 is primarily the result of operating profits generated in our domestic and foreign operations, as well as our recognition of net exchange gains (see Note 5) in excess of interest expense in our domestic operations. The tax benefits recognized in the 2009 periods are the result of domestic net operating losses and the recognition of net exchange losses in our domestic operations (see Note 5), offset by taxes on operating profits in our foreign operations. The 2010 and 2009 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state and foreign net operating losses. The income tax benefits for the three and six months ended June 30, 2009 were positively impacted by a reduction in our uncertain tax position reserves of $3.2 associated with the conclusion of a foreign income tax examination.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Substantially all state and local income tax matters have also been finalized through 2004. Changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the three and six months ended June 30, 2010 were not material.
While it is reasonably possible that the amount of unrecognized tax benefits ($4.8 as of June 30, 2010) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
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
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)

	June 30,
Description	2010	Level 1	Level 2	Level 3

Liabilities
Interest rate swap arrangements	$44.7	$—	$44.7	$—
Foreign currency forward contracts	$1.0	$—	$1.0	$—

	December 31,
Description	2009	Level 1	Level 2	Level 3

Liabilities
Interest rate swap arrangements	$49.8	$—	$49.8	$—
Foreign currency forward contracts	$0.5	$—	$0.5	$—
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
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Secured Credit Facility	$1,346.2	$1,215.0	$1,495.3	$1,415.0
Senior Notes	713.0	721.9	710.0	738.4
Senior Subordinated Notes	514.4	467.1	541.4	516.0

	$2,573.6	$2,404.0	$2,746.7	$2,669.4

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
June 30, 2010
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
As of June 30, 2010, our interest rate swap arrangements effectively convert $350.0 of variable rate U.S. dollar-denominated debt and €240.0 ($294.5 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $22.6 as of June 30, 2010.
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Foreign currency forward contracts		$—		$—	Accrued expenses	$1.0	Accrued expenses	$0.5

Derivatives not designated as hedging instruments
Interest rate swap arrangements		—		—	Other long-term liabilities	44.7	Other long-term liabilities	49.8

Total derivatives		$—		$—		$45.7		$50.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
The following tables reflect the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from Other
	Comprehensive	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	into Earnings (Effective
relationships	Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.0)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	(0.3)	Cost of goods sold	0.1

Total	$(0.3)		$(1.2)

Derivatives not designated as hedging	Location of Gain (Loss)	Amount of Gain (Loss)
instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(7.7)
Interest rate swap arrangements — unrealized	Interest expense	4.1
Foreign currency forward contracts	Other income (expense)	—

Total		$(3.6)

Three Months Ended June 30, 2009
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from Other
	Comprehensive	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	into Earnings (Effective
relationships	Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.0)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	(2.3)	Cost of goods sold	1.6
Foreign currency forward contracts	—	Other income (expense)	(0.9)

Total	$(2.3)		$(0.6)

Derivatives not designated as hedging	Location of Gain (Loss)	Amount of Gain (Loss)
instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(7.8)
Interest rate swap arrangements — unrealized	Interest expense	4.7

Total		$(3.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)

Six Months Ended June 30, 2010
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from Other
	Comprehensive	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	into Earnings (Effective
relationships	Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(2.0)
Foreign currency forward contracts	—	Interest expense	(0.6)
Foreign currency forward contracts	(1.0)	Cost of goods sold	(0.2)

Total	$(1.0)		$(2.8)

Derivatives not designated as hedging	Location of Gain (Loss)	Amount of Gain (Loss)
instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(15.6)
Interest rate swap arrangements — unrealized	Interest expense	5.1
Foreign currency forward contracts	Other income (expense)	(0.5)

Total		$(11.0)

Six Months Ended June 30, 2009
	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)	Amount of Gain (Loss)
	in Other	Reclassified from Other	Reclassified from Other
	Comprehensive	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Income (Effective	into Earnings (Effective	into Earnings (Effective
relationships	Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(2.1)
Foreign currency forward contracts	—	Interest expense	(0.6)
Foreign currency forward contracts	(2.4)	Cost of goods sold	1.6
Foreign currency forward contracts	—	Other income (expense)	0.5

Total	$(2.4)		$(0.6)

Derivatives not designated as hedging	Location of Gain (Loss)	Amount of Gain (Loss)
instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(14.6)
Interest rate swap arrangements — unrealized	Interest expense	(2.3)

Total		$(16.9)

As of June 30, 2010, approximately $5.2 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$40.9	$(26.8)	$79.3	$(15.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(124.2)	92.7	(211.4)	29.3
Unrealized loss on derivatives, net of tax(1)	(0.3)	(2.1)	(0.5)	(3.1)
Amortization of realized losses on derivatives, net of tax (2)	0.9	0.8	1.6	1.6
Amortization of net actuarial gain, net of tax (3)	—	(0.6)	(0.1)	(1.2)

Comprehensive (loss) income	$(82.7)	$64.0	$(131.1)	$11.0

(1)
Unrealized loss on derivatives is net of taxes of $0.1 and $0.9 for the three months ended June 30, 2010 and 2009, respectively, and net of taxes of $0.3 and $1.4 for the six months ended June 30, 2010 and 2009, respectively.

(2)
Amortization of realized losses on derivatives is net of taxes of $0.4 and $0.5 for the three months ended June 30, 2010 and 2009, respectively, and net of taxes of $1.0 and $1.1 for the six months ended June 30, 2010 and 2009, respectively.

(3)
Amortization of net actuarial gain is net of taxes of $0.0 and $0.4 for the three months ended June 30, 2010 and 2009, respectively, and net of taxes of $0.1 and $0.8 for the six months ended June 30, 2010 and 2009, respectively.

(11) Commitments and Contingencies
Our business involves a risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. There can be no assurance that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing regions, we expect that we will have increased exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As of June 30, 2010, we have recognized an amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA in the amount of $28.0. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales
North American Lab	$523.9	$514.2	$1,015.3	$1,003.7
European Lab	329.2	332.5	687.5	657.3
Science Education	28.7	29.3	53.3	56.2

Total	$881.8	$876.0	$1,756.1	$1,717.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating income (loss)
North American Lab	$29.6	$28.3	$59.0	$53.7
European Lab	20.0	16.5	47.1	35.8
Science Education	(1.2)	(0.8)	(3.6)	(3.1)

Total	48.4	44.0	102.5	86.4
Interest income	0.7	0.5	1.1	1.3
Interest expense	(50.0)	(50.9)	(104.1)	(114.0)
Other income (expense), net	70.5	(46.0)	128.8	(9.4)

Income (loss) before income taxes	$69.6	$(52.4)	$128.3	$(35.7)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
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
The following condensed consolidating financial statements present the balance sheets as of June 30, 2010 and December 31, 2009, statements of operations for the three and six months ended June 30, 2010 and 2009 and statements of cash flows for the six months ended June 30, 2010 and 2009 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$22.2	$112.8	$—	$135.6
Compensating cash balance	—	—	82.1	—	82.1
Trade accounts receivable, net	—	207.1	256.7	—	463.8
Inventories	—	128.3	114.7	—	243.0
Other current assets	—	19.2	41.8	—	61.0
Intercompany receivables	15.9	3.0	—	(18.9)	—

Total current assets	16.5	379.8	608.1	(18.9)	985.5
Property and equipment, net	—	70.6	108.0	—	178.6
Goodwill	—	905.1	799.8	—	1,704.9
Other intangible assets, net	—	1,104.3	731.6	—	1,835.9
Deferred income taxes	188.9	—	10.1	(188.9)	10.1
Investment in subsidiaries	2,368.0	1,537.1	—	(3,905.1)	—
Other assets	37.8	44.2	5.0	—	87.0
Intercompany loans	1,019.2	65.1	10.4	(1,094.7)	—

Total assets	$3,630.4	$4,106.2	$2,273.0	$(5,207.6)	$4,802.0

LIABILITIES, REDEEMABLE EQUITY UNITS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$21.9	$0.4	$85.3	$—	$107.6
Accounts payable	—	197.1	168.2	—	365.3
Accrued expenses	36.8	50.2	88.8	—	175.8
Intercompany payables	—	0.9	18.0	(18.9)	—

Total current liabilities	58.7	248.6	360.3	(18.9)	648.7
Long-term debt and capital lease obligations	2,551.6	1.4	15.8	—	2,568.8
Other long-term liabilities	45.2	18.8	60.1	—	124.1
Deferred income taxes	—	463.3	225.9	(188.9)	500.3
Intercompany loans	14.8	1,006.9	73.0	(1,094.7)	—

Total liabilities	2,670.3	1,739.0	735.1	(1,302.5)	3,841.9
Redeemable equity units	48.6	—	—	—	48.6
Total stockholders’ equity	911.5	2,367.2	1,537.9	(3,905.1)	911.5

Total liabilities, redeemable equity units and stockholders’ equity	$3,630.4	$4,106.2	$2,273.0	$(5,207.6)	$4,802.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$484.8	$400.5	$(3.5)	$881.8
Cost of goods sold	—	359.6	274.5	(3.5)	630.6

Gross profit	—	125.2	126.0	—	251.2
Selling, general and administrative expenses	0.8	100.6	108.5	(7.1)	202.8

Operating (loss) income	(0.8)	24.6	17.5	7.1	48.4
Interest expense, net of interest income	(40.0)	(8.5)	(0.8)	—	(49.3)
Other income (expense), net	71.8	17.8	(12.0)	(7.1)	70.5

Income before income taxes and equity in earnings of subsidiaries	31.0	33.9	4.7	—	69.6
Income tax provision	(10.8)	(17.0)	(0.9)	—	(28.7)
Equity in earnings of subsidiaries, net of tax	20.7	3.8	—	(24.5)	—

Net income (loss)	$40.9	$20.7	$3.8	$(24.5)	$40.9

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$477.3	$402.2	$(3.5)	$876.0
Cost of goods sold	—	359.8	274.9	(3.5)	631.2

Gross profit	—	117.5	127.3	—	244.8
Selling, general and administrative expenses	0.8	93.0	114.3	(7.3)	200.8

Operating (loss) income	(0.8)	24.5	13.0	7.3	44.0
Interest expense, net of interest income	(38.5)	(10.9)	(1.0)	—	(50.4)
Other income (expense), net	(50.2)	0.2	11.3	(7.3)	(46.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(89.5)	13.8	23.3	—	(52.4)
Income tax benefit (provision)	36.2	(5.7)	(4.9)	—	25.6
Equity in earnings of subsidiaries, net of tax	26.5	18.4	—	(44.9)	—

Net (loss) income	$(26.8)	$26.5	$18.4	$(44.9)	$(26.8)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$932.4	$830.9	$(7.2)	$1,756.1
Cost of goods sold	—	689.7	565.7	(7.2)	1,248.2

Gross profit	—	242.7	265.2	—	507.9
Selling, general and administrative expenses	1.6	194.8	221.5	(12.5)	405.4

Operating (loss) income	(1.6)	47.9	43.7	12.5	102.5
Interest expense, net of interest income	(84.3)	(17.2)	(1.5)	—	(103.0)
Other income (expense), net	128.8	33.9	(21.4)	(12.5)	128.8

Income before income taxes and equity in earnings of subsidiaries	42.9	64.6	20.8	—	128.3
Income tax provision	(10.9)	(33.0)	(5.1)	—	(49.0)
Equity in earnings of subsidiaries, net of tax	47.3	15.7	—	(63.0)	—

Net income (loss)	$79.3	$47.3	$15.7	$(63.0)	$79.3

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net sales	$—	$929.3	$794.6	$(6.7)	$1,717.2
Cost of goods sold	—	694.6	540.1	(6.7)	1,228.0

Gross profit	—	234.7	254.5	—	489.2
Selling, general and administrative expenses	1.6	191.3	222.1	(12.2)	402.8

Operating (loss) income	(1.6)	43.4	32.4	12.2	86.4
Interest expense, net of interest income	(88.2)	(22.5)	(2.0)	—	(112.7)
Other income (expense), net	(12.9)	10.7	5.0	(12.2)	(9.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(102.7)	31.6	35.4	—	(35.7)
Income tax benefit (provision)	42.5	(12.9)	(9.5)	—	20.1
Equity in earnings of subsidiaries, net of tax	44.6	25.9	—	(70.5)	—

Net (loss) income	$(15.6)	$44.6	$25.9	$(70.5)	$(15.6)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(48.2)	$87.5	$22.1	$—	$61.4

Cash flows from investing activities:
Intercompany investing transactions	67.9	2.9	—	(70.8)	—
Acquisitions of businesses	—	—	0.7	—	0.7
Capital expenditures	—	(9.3)	(5.3)	—	(14.6)

Net cash provided by (used in) investing activities	67.9	(6.4)	(4.6)	(70.8)	(13.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(67.9)	(2.9)	70.8	—
Proceeds from debt	53.2	0.1	1.3	—	54.6
Repayment of debt	(74.5)	(0.2)	(0.8)	—	(75.5)
Other financing activities, net	0.9	(1.0)	(0.3)	—	(0.4)

Net cash used in financing activities	(20.4)	(69.0)	(2.7)	70.8	(21.3)

Effect of exchange rate changes on cash	—	—	(15.0)	—	(15.0)

Net (decrease) increase in cash and cash equivalents	(0.7)	12.1	(0.2)	—	11.2
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$0.6	$22.2	$112.8	$—	$135.6

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company

Net cash (used in) provided by operating activities	$(76.2)	$102.8	$40.4	$—	$67.0

Cash flows from investing activities:
Intercompany investing transactions	110.2	23.4	—	(133.6)	—
Capital expenditures	—	(5.4)	(5.8)	—	(11.2)
Other investing activities, net	—	—	(0.1)	—	(0.1)

Net cash provided by (used in) investing activities	110.2	18.0	(5.9)	(133.6)	(11.3)

Cash flows from financing activities:
Intercompany financing transactions	—	(110.2)	(23.4)	133.6	—
Proceeds from debt	188.5	—	0.9	—	189.4
Repayment of debt	(222.0)	(0.2)	(0.3)	—	(222.5)
Other financing activities, net	(3.0)	(4.7)	0.5	—	(7.2)

Net cash used in financing activities	(36.5)	(115.1)	(22.3)	133.6	(40.3)

Effect of exchange rate changes on cash	—	—	2.2	—	2.2

Net (decrease) increase in cash and cash equivalents	(2.5)	5.7	14.4	—	17.6
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.6	$14.3	$44.7	$—	$59.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2010
(In millions)
(Unaudited)
(14) Subsequent Event
In August 2010, we signed an agreement to acquire the scientific distribution businesses of EBOS Group Limited (“EBOS Group”). We expect to close this transaction in September 2010. The scientific businesses of the EBOS Group distribute general laboratory supplies and life science products in Australia and New Zealand. The EBOS Group has annual net sales of approximately $40.0.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are not material and are included in our North American Lab segment.
Consolidated net sales were $881.8 million and $1,756.1 million for the three and six months ended June 30, 2010, respectively, representing an increase of $5.8 million or 0.7% and $38.9 million or 2.3%, respectively, compared to the same periods in 2009. As discussed in more detail below, changes in foreign currency exchange rates, net of the contribution from acquisitions, were unfavorable to net sales growth in the three month period by approximately $8.1 million or 0.9% and were favorable to net sales growth in the six month period by approximately $30.9 million or 1.8%. Comparable net sales growth during the 2010 periods has been relatively stronger in our European Lab segment (in comparison to our other operating segments) and is generally attributable to increased sales of capital goods products and increased sales volume with our industrial customers.
Consolidated operating income was $48.4 million and $102.5 million for the three and six months ended June 30, 2010, respectively, representing an increase of $4.4 million or 10.0% and $16.1 million or 18.6%, respectively, compared to the same periods in 2009. Changes in foreign currency exchange rates and the results of acquisitions contributed favorably to operating income growth in the six month period by approximately $2.4 million or 2.8%, while such factors were not material on an aggregate basis to operating income growth in the three month period. Operating income growth during the three and six months ended June 30, 2010 was primarily attributable to gross margin expansion and further due to lower severance and facility related expenses of $2.8 million and $8.2 million, respectively, compared to the same periods of 2009. Operating income growth during the three and six month periods was partially offset by the unfavorable impact of lower pricing associated with the sale of certain chemical products which experienced tight supply conditions in the first half of 2009. We anticipate the adverse impact of this chemical pricing issue on comparable period growth to not be material in the second half of 2010.
We recognized consolidated net income of $40.9 million and $79.3 million during the three and six months ended June 30, 2010. We recognized consolidated net losses of $26.8 million $15.6 million for the three and six months ended June 30, 2009, respectively. These fluctuations in net income or loss are primarily attributable to our recognition of net unrealized translation gains and losses as described below, net of related income tax effects.

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
Our net exchange gains of $70.5 million and $128.8 million for the three and six months ended June 30, 2010, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar in 2010. Our net exchange losses of $46.0 million and $9.4 million for the three and six months ended June 30, 2009, respectively, are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar in 2009.
Acquisitions
The Company made the following acquisitions during 2009:

		Product / Service		Business
Acquisition Date	Entity Name	Offering	Location	Segment
December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab
October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science enthusiasts	United States	Science Education
The acquisitions noted above were funded with cash and cash equivalents on hand. The operating results of the acquired entities were included in the operating results of the respective business segments from the date of acquisition. Through June 30, 2010, no material acquisitions have occurred in 2010. See Note 14 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for more information on acquisition activity subsequent to June 30, 2010.

Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2010	2009	Amount	%	2010	2009	Amount	%

North American Lab	$523.9	$514.2	$9.7	1.9%	$1,015.3	$1,003.7	$11.6	1.2%
European Lab	329.2	332.5	(3.3)	-1.0%	687.5	657.3	30.2	4.6%
Science Education	28.7	29.3	(0.6)	-2.0%	53.3	56.2	(2.9)	-5.2%

Total	$881.8	$876.0	$5.8	0.7%	$1,756.1	$1,717.2	$38.9	2.3%

Net sales for the three and six months ended June 30, 2010 increased $5.8 million or 0.7% and $38.9 million or 2.3%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of OneMed and XGeek (the “Acquisitions”), caused net sales to decrease by approximately $8.1 million during the three months ended June 30, 2010. Changes in foreign exchange rates and the Acquisitions caused net sales to increase by approximately $30.9 million during the six months ended June 30, 2010. Accordingly, net sales from comparable operations increased approximately $13.9 million or 1.6% and $8.0 million or 0.5% during the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009.
Within our laboratory distribution businesses, net sales of consumable products (including chemicals) were flat during the three and six months ended June 30, 2010, compared to the same periods of 2009, while net sales of capital goods (including equipment, instruments and furniture) experienced low to mid-single digit growth over the same periods. Net sales to pharmaceutical and biotechnology customers experienced low-single digit decreases during the three and six months ended June 30, 2010 compared to the same periods of 2009, while sales to industrial customers reflected mid-single digit growth and sales to educational and governmental entities reflected low to mid-single digit growth over the same periods.
Net sales in our North American Lab segment for the three and six months ended June 30, 2010 increased $9.7 million or 1.9% and $11.6 million or 1.2%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates caused net sales to increase by approximately $6.1 million and $15.5 million during the three and six months ended June 30, 2010, respectively. Accordingly, net sales related to comparable operations increased approximately $3.6 million or 0.7% for the three months ended June 30, 2010 and decreased approximately $3.9 million or 0.4% for the six months ended June 30, 2010, from the comparable periods of 2009.
Net sales in our European Lab segment for the three months ended June 30, 2010 decreased $3.3 million or 1.0%, from the comparable period of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisition of OneMed, caused net sales to decrease by approximately $14.6 million during the three months ended June 30, 2010. Accordingly, net sales related to comparable operations increased approximately $11.3 million or 3.4% for the three months ended June 30, 2010, from the comparable period of 2009. Net sales in our European Lab segment for the six months ended June 30, 2010 increased $30.2 million or 4.6%, from the comparable period of 2009. Changes in foreign currency exchange rates and the acquisition of OneMed caused net sales to increase by approximately $14.1 million during the six months ended June 30, 2010. Accordingly, net sales related to comparable operations increased approximately $16.1 million or 2.4% for the six months ended June 30, 2010, from the comparable period of 2009.
Net sales in our Science Education segment for the three and six months ended June 30, 2010 decreased $0.6 million or 2.0% and $2.9 or 5.2%, respectively, from the comparable periods of 2009. The acquisition of XGeek increased net sales by approximately $0.4 million and $1.3 million during the three and six month ended June 30, 2010, respectively. Accordingly, net sales related to comparable operations decreased approximately $1.0 million or 3.4% and $4.2 million or 7.5% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. These declines are primarily due to reductions in sales volume in the publisher kitting business and to customers outside of North America. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in discretionary spending of schools.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gross profit	$251.2	$244.8	$507.9	$489.2
Percentage of net sales (gross margin)	28.5%	27.9%	28.9%	28.5%
Gross profit for the three and six months ended June 30, 2010 increased $6.4 million or 2.6% and $18.7 million or 3.8%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the Acquisitions, caused gross profit to decrease by approximately $2.3 million during the three months ended June 30, 2010. Changes in foreign currency exchange rates and the Acquisitions caused gross profit to increase by approximately $10.0 million during the six months ended June 30, 2010. Accordingly, gross profit from comparable operations increased approximately $8.7 million or 3.6% and $8.7 million or 1.8% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. The comparable increases in gross profit were partially offset by the adverse impact of lower pricing associated with the sale of certain chemical products as discussed above.
Consolidated gross margin increased approximately 60 basis points to 28.5% and 40 basis points to 28.9% during the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. Gross margin performance varied among our business segments. North American Lab segment gross margins were favorably impacted in both the three and six month periods by efficient pricing actions, expansion of private label sales and favorable changes in product and customer mix. European Lab segment gross margins were unfavorably impacted in both the three and six month periods due to lower pricing compared to the prior year associated with the sale of certain chemical products with tight supply conditions. Gross margin attributable to our Science Education segment increased during the three and six month periods as a result of a more favorable sales mix.
Selling, General, and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Selling, general and administrative expenses	$202.8	$200.8	$405.4	$402.8
Percentage of net sales	23.0%	22.9%	23.1%	23.5%
SG&A expenses for the three and six months ended June 30, 2010 increased $2.0 million or 1.0% and $2.6 million or 0.6%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the Acquisitions, caused SG&A expenses to decrease by approximately $2.4 million during the three months ended June 30, 2010. Changes in foreign currency exchange rates and the Acquisitions caused SG&A expenses to increase by approximately $7.6 million during the six months ended June 30, 2010. Accordingly, SG&A expenses from comparable operations increased approximately $4.4 million or 2.2% for the three months ended June 30, 2010 and decreased approximately $5.0 million or 1.2% for the six months ended June 30, 2010, from the comparable periods of 2009.
Variations in consolidated SG&A expenses from period to period were influenced by fluctuations in charges for severance and facility related expenses. We recognized $3.0 million of charges associated with implementing cost reduction actions in our North American Lab segment during the three and six months ended June 30, 2010, while during the three and six months ended June 30, 2009, we recognized $5.8 million and $11.2 million, respectively, in charges related to cost reduction initiatives in all our segments ($1.1 million and $3.4 million, respectively, in North American Lab; $4.7 million and $7.6 million, respectively, in European Lab; and $0.0 million and $0.2 million, respectively, in Science Education). Notwithstanding the decline in restructuring charges, SG&A expenses increased during both the three and six month periods primarily attributable to increases in employee related expenses, including increases in wage rates and related costs.

Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales

Operating income (loss):
North American Lab	$29.6	5.6%	$28.3	5.5%	$59.0	5.8%	$53.7	5.4%
European Lab	20.0	6.1%	16.5	5.0%	47.1	6.9%	35.8	5.4%
Science Education	(1.2)	-4.2%	(0.8)	-2.7%	(3.6)	-6.8%	(3.1)	-5.5%

Total	$48.4	5.5%	$44.0	5.0%	$102.5	5.8%	$86.4	5.0%

Operating income for the three and six months ended June 30, 2010 increased $4.4 million or 10.0% and $16.1 million or 18.6%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates and the Acquisitions caused operating income to increase approximately $0.1 million and $2.4 million for the three and six months ended June 30, 2010, respectively. Accordingly, operating income related to ongoing comparable operations increased approximately $4.3 million or 9.8% and $13.7 million or 15.9% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. The increase in consolidated operating income during the three and six month periods are primarily the result of increased gross profit generated in the 2010 periods (net of the adverse impact of lower pricing associated with the sale of certain chemical products as discussed above), partially offset by increases in SG&A expenses described above.
Operating income in our North American Lab segment for the three and six months ended June 30, 2010 increased $1.3 million or 4.6% and $5.3 million or 9.9%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates caused operating income to increase approximately $0.1 million and $0.6 million for the three and six months ended June 30, 2010, respectively. Accordingly, operating income related to comparable operations increased approximately $1.2 million or 4.2% and $4.7 million or 8.8% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. The increase in North American operating income during the three and six month periods was primarily the result of an increase in gross profit of $8.8 million and $8.3 million, respectively, due to expansion of gross margin, partially offset by increases in SG&A expenses described above.
Operating income in our European Lab segment for the three and six months ended June 30, 2010 increased $3.5 million or 21.2% and $11.3 million or 31.6%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates and the acquisition of OneMed caused operating income to increase approximately $1.8 million during the six months ended June 30, 2010, while such factors were not material on an aggregate basis to operating income growth in the three month period. Accordingly, operating income related to comparable operations increased approximately $3.5 million or 21.2% and $9.5 million or 26.5% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. The increase in European Lab operating income during the three and six month periods was primarily the result of a decrease in SG&A expenses due to a reduction in restructuring expenses recognized as described above.
Operating losses in our Science Education segment for the three and six months ended June 30, 2010 increased $0.4 million or 50.0% and $0.5 million or 16.1%, respectively, from the comparable periods of 2009. The increase in our Science Education segment’s operating loss during the three and six month periods was primarily a result of a reduction in gross profit driven by a reduction in sales volume and from increases in SG&A expenses.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased by $1.1 million or 2.2% and $9.7 million or 8.6% for the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009. The reduction in net interest expense during the six month period is primarily attributable to changes in the fair value of our interest rate swaps. We recognized $5.1 million of net unrealized gains on interest rate swaps during the six months ended June 30, 2010, compared with $2.3 million of net unrealized losses on interest rate swaps during the comparable period of 2009, such variability being primarily attributable to changes in fair market value. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gains of $70.5 million and $128.8 million for the three and six months ended June 30, 2010, respectively, were substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $46.0 million and $9.4 million for the three and six months ended June 30, 2009, respectively, were substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three and six months ended June 30, 2010, we recognized an income tax provision of $28.7 million and $49.0 million, respectively, on pre-tax income of $69.6 million and $128.3 million, respectively, resulting in an effective tax rate of 41.2% and 38.2%, respectively.
During the three and six months ended June 30, 2009, we recognized an income tax benefit of $25.6 million and $20.1 million, respectively, on pre-tax losses of $52.4 million and $35.7 million, respectively, resulting in an effective tax benefit rate of 48.9% and 56.3%, respectively.
Our tax provision for the three and six months ended June 30, 2010 is primarily the result of operating profits generated in our domestic and foreign operations, as well as our recognition of net exchange gains in excess of interest expense in our domestic operations. The tax benefits recognized in the 2009 periods are the result of domestic net operating losses and the recognition of net exchange losses in our domestic operations, offset by taxes on operating profits in our foreign operations. The 2010 and 2009 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain short-lived state and foreign net operating losses. The income tax benefits for the three and six months ended June 30, 2009 were positively impacted by a reduction in our uncertain tax position reserves of $3.2 million associated with the conclusion of a foreign income tax examination.
The net impact of changes in our uncertain tax positions during the three and six months ended June 30, 2010 were not material. See Note 8 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.
Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business strategies. As of June 30, 2010, we had $135.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $82.1 million.

As of June 30, 2010, we had $2,676.4 million of outstanding indebtedness, including $1,346.2 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $514.4 million of Senior Subordinated Notes and $82.1 million of compensating cash indebtedness. We also had unused availability of $213.8 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of June 30, 2010. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin.
Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 million on the outstanding term loans in March 2010. The excess cash flow payment has been and will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of June 30, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. The Company did not make an election to pay PIK Interest for the interest periods ending on July 15, 2010 and January 15, 2011 and so it must satisfy the related interest payments with Cash Interest. See Note 4 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for more information on our PIK interest election options and the extent of any resulting mandatory principal redemption obligations.
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
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our ability to make one remaining PIK interest election under our Senior Notes will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard.
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

Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2010	2009

Cash flow from operations, excluding working capital	$52.4	$36.6
Cash flow from working capital changes, net	9.0	30.4

Cash flow from operations	$61.4	$67.0

Cash flow provided by operations was $61.4 million and $67.0 million during the six months ended June 30, 2010 and 2009, respectively. The decrease in cash flow from operations is primarily due to changes in certain working capital components, partially offset by lower cash paid for interest and by higher cash generated from operating activities.
Cash flow associated with trade accounts receivable and inventories decreased during the 2010 period as commercial activity was relatively flat, compared to the 2009 period when we experienced a decline in commercial activity as a result of challenging economic conditions (thereby lowering our cash investment in these working capital components). Cash flow associated with other current assets decreased during the 2010 period primarily as a result of a change in timing associated with certain of our supplier rebates. Cash flow associated with accounts payable exhibited an increase during the 2010 period when compared to the 2009 period. Our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with accounts payable from period to period based on the calendar.
We paid cash interest of $64.6 million and $100.2 million in the six months ended June 30, 2010 and 2009, respectively. Cash interest decreased during the 2010 period as a result of our election to pay PIK Interest of approximately $38.0 million under our Senior Notes for the semi-annual interest period ending in January 2010. Cash flows associated with accrued expenses and other liabilities in the 2010 period reflect a source of cash of $35.1 million primarily relating to our accrual of interest as a result of our return to Cash Interest payments under our Senior Notes in July 2010. See Note 4 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for more information on our PIK Interest election options.
Investing Activities
Net cash used in investing activities was $13.9 million and $11.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase was attributable to slightly higher capital expenditures during the 2010 period, partially offset due to fluctuations in cash flows associated with business acquisitions. We expect capital expenditures for the year ending December 31, 2010 to approximate $35.0 million to $40.0 million, reflecting incremental investments in information technology and infrastructure.
Financing Activities
Net cash used in financing activities was $21.3 million and $40.3 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in the 2010 period was primarily due to $20.9 million of net repayments of debt, primarily relating to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility. Cash used in the 2009 period was primarily due to $33.1 million of net cash repayments of debt and further due to $3.6 million paid to repurchase redeemable equity units.
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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of June 30, 2010.
Item 4 — Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
August 12, 2010

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