Form 10-Q
period 2010-09-30
VWR Funding, Inc.
filed 2010-11-12
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-124100
VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State of incorporation)	(I.R.S. Employer Identification No.)
100 Matsonford Road
P.O. Box 6660
Radnor, PA 19087
(Address of principal executive offices)
(610) 386-1700
(Registrant’s telephone number, including area code)
1310 Goshen Parkway
P.O. Box 2656
West Chester, PA 19380
(Former address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2010, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 12, 2010 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$100.8	$124.4
Compensating cash balance	93.0	105.0
Trade accounts receivable, less reserves of $9.3 and $10.8, respectively	496.2	471.3
Other receivables	45.7	28.9
Inventories	283.3	263.6
Other current assets	30.7	24.0

Total current assets	1,049.7	1,017.2
Property and equipment, net	188.6	191.4
Goodwill	1,764.3	1,833.0
Other intangible assets, net	1,889.9	1,986.7
Deferred income taxes	9.6	12.6
Other assets	84.3	86.4

Total assets	$4,986.4	$5,127.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$122.5	$152.4
Accounts payable	390.7	378.2
Accrued expenses	173.4	158.2

Total current liabilities	686.6	688.8
Long-term debt and capital lease obligations	2,664.3	2,719.3
Other long-term liabilities	134.1	135.3
Deferred income taxes	483.1	495.5

Total liabilities	3,968.1	4,038.9
Redeemable equity units	48.6	45.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.4	1,361.7
Accumulated deficit	(404.0)	(397.7)
Accumulated other comprehensive income	12.3	78.6

Total stockholders’ equity	969.7	1,042.6

Total liabilities, redeemable equity units and stockholders’ equity	$4,986.4	$5,127.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$903.3	$902.1	$2,659.4	$2,619.3
Cost of goods sold	646.8	642.0	1,895.0	1,870.0

Gross profit	256.5	260.1	764.4	749.3
Selling, general and administrative expenses	195.6	197.1	601.0	599.9
Impairment of goodwill and intangible assets	48.1	—	48.1	—

Operating income	12.8	63.0	115.3	149.4
Interest income	0.3	0.5	1.4	1.8
Interest expense	(53.6)	(59.6)	(157.7)	(173.6)
Other income (expense), net	(80.7)	(30.0)	48.1	(39.4)

(Loss) income before income taxes	(121.2)	(26.1)	7.1	(61.8)
Income tax benefit (provision)	35.6	10.4	(13.4)	30.5

Net loss	$(85.6)	$(15.7)	$(6.3)	$(31.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2010
(In millions, except share data)
(Unaudited)

					Accumulated
					other
	Common stock		Additional paid-	Accumulated	comprehensive
	Shares	Amount	in capital	deficit	income (loss)	Total
Balance at January 1, 2010	1,000	$—	$1,361.7	$(397.7)	$78.6	$1,042.6
Capital contributions from parent	—	—	1.4	—	—	1.4
Share-based compensation expense associated with our parent company equity plan	—	—	2.5	—	—	2.5
Reclassifications of redeemable equity units	—	—	(4.2)	—	—	(4.2)
Comprehensive loss:
Net loss	—	—	—	(6.3)	—	(6.3)
Other comprehensive loss	—	—	—	—	(66.3)	(66.3)

Total comprehensive loss						(72.6)

Balance at September 30, 2010	1,000	$—	$1,361.4	$(404.0)	$12.3	$969.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6.3)	$(31.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87.4	87.1
Net unrealized translation (gain) loss	(47.3)	41.2
Net unrealized (gain) loss on interest rate swaps	(6.1)	4.7
Impairment of goodwill and intangible assets	48.1	—
Non-cash payment-in-kind interest accretion	3.0	24.1
Non-cash equity compensation expense	2.5	2.6
Amortization of debt issuance costs	7.2	7.2
Deferred income tax benefit	(5.0)	(51.1)
Other, net	4.7	5.7
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(30.6)	(1.2)
Inventories	(19.4)	26.3
Other current and non-current assets	(20.7)	4.4
Accounts payable	17.6	4.7
Accrued expenses and other liabilities	29.0	(26.2)

Net cash provided by operating activities	64.1	98.2

Cash flows from investing activities:
Acquisitions of businesses	(33.0)	(1.2)
Capital expenditures	(26.3)	(15.1)
Proceeds from sales of property and equipment	—	1.4

Net cash used in investing activities	(59.3)	(14.9)

Cash flows from financing activities:
Proceeds from debt	111.8	264.2
Repayment of debt	(134.6)	(301.9)
Net change in bank overdrafts	(11.4)	9.1
Net change in compensating cash balance	12.0	(14.1)
Proceeds from equity incentive plans	1.4	0.6
Repurchase of redeemable equity units	(1.2)	(3.6)

Net cash used in financing activities	(22.0)	(45.7)

Effect of exchange rate changes on cash	(6.4)	4.3

Net (decrease) increase in cash and cash equivalents	(23.6)	41.9
Cash and cash equivalents beginning of period	124.4	42.0

Cash and cash equivalents end of period	$100.8	$83.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$134.0	$165.7
Income taxes paid, net	$23.9	$21.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(In millions)
(Unaudited)
(1) Nature of Operations and Basis of Presentation
VWR Funding, Inc. (the “Company,” “we,” “us,” and “our”) offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation, which comprise only a small portion of our net sales. Our business is diversified across products, geographic regions and customer segments. The Company is a direct, wholly-owned subsidiary of VWR Investors, Inc. (“VWR Investors”), which is a direct, wholly-owned subsidiary of Varietal Distribution Holdings, LLC (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company.
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are included in our North American Lab segment as they are not material on a stand-alone basis.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when it believes relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
In preparation of this Quarterly Report on Form 10-Q, we evaluated subsequent events from September 30, 2010 through the date of issuance.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
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
(3) Goodwill and Other Intangible Assets
(a) Impairment of Goodwill and Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the nine months ended September 30, 2010, except as described below, no new indicators of impairment developed.
We observed a material decline in the operating results of our Science Education segment during the seasonally-significant third calendar quarter of 2010, such decline representing a significant shortfall against both budgeted and prior period performance. The financial results of this segment have been negatively impacted by a continued reduction in spending by schools in response to the prolonged negative economic conditions in the United States and the resultant uncertainty in state and local sources of funding and, to a lesser extent, reductions in international order flow. In addition, we have observed a continued tendency on the part of state educational institutions to defer adopting new textbooks, negatively impacting Science Education’s ability to capitalize on the related publisher kitting business. These developments led management to reduce forecasted sales and profitability for this business segment for the remainder of 2010 and the next several years. Accordingly, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2010.
Indefinite-lived intangible assets are tested for impairment prior to testing of goodwill or amortizable intangible assets. An impairment charge is measured if the carrying value of an indefinite-lived intangible asset exceeds its fair value. We determined that the fair value of Science Education’s indefinite-lived intangible assets was $18.7 as of September 30, 2010, and when compared to its carrying value of $30.0, we recognized a pre-tax impairment of $11.3. In connection with this impairment test, we reaffirmed that the trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
We next evaluated the recoverability of Science Education’s amortizable intangible assets by comparing the carrying value of the asset group to its estimated undiscounted future cash flows expected to be generated. As the undiscounted future cash flows of the Science Education asset group, over its expected remaining useful life, exceeded their carrying value as of September 30, 2010, there was no indication of a lack of recoverability and therefore no impairment was necessary.
We then commenced a two-step impairment test of Science Education’s goodwill, which had a carrying value of $36.8 prior to this test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The carrying value of the Science Education reporting unit exceeded its estimated fair value and, therefore, we proceeded to the second step. The second step involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Our step two calculation revealed the implied fair value of Science Education’s goodwill was de minimis and, accordingly, we recognized an impairment of the entire $36.8 carrying value of goodwill as of September 30, 2010.
As a result of the above noted interim impairment tests, we recognized aggregate pre-tax impairment charges of $48.1 during the three months ended September 30, 2010. See Note 9(d) for a discussion of our non-recurring fair value measurements made in connection with our interim impairment testing at Science Education.
We have recently commenced the information gathering process in preparation for the Company’s annual impairment test of all reporting units as of October 1, 2010. The valuation methods discussed in Note 9(d) are similar to those that will be used during the fourth quarter of 2010. To date, there are no indications of potential impairment in our laboratory distribution businesses.
(b) Recent Acquisitions
On September 1, 2010, we acquired the scientific distribution businesses of EBOS Group Limited. These businesses (collectively “EBOS Lab”) distribute general laboratory supplies and life science products in Australia and New Zealand and had annual net sales of approximately $40. Also on September 1, 2010, we acquired Labart sp. z o.o. (“Labart”), a scientific laboratory supply distributor in Poland that had annual sales of approximately $10. The results of EBOS Lab and Labart have been included in the North American Lab and European Lab segments, respectively, from the date of acquisition. The aggregate purchase price for these acquisitions was $33.7, was funded from cash and cash equivalents on hand and was comprised of $9.3 of net tangible assets, $12.7 of intangible assets and a residual amount of $11.7 allocated to goodwill. The purchase price allocation for these acquisitions is preliminary and may be adjusted in the fourth quarter of 2010, although we are unaware of any information that the final allocations will differ materially from preliminary estimates.
(c) Goodwill
The following table reflects changes in the carrying value of goodwill by segment:

	North American	European	Science
	Lab	Lab	Education	Total
Balance at January 1, 2010	$929.9	$866.6	$36.5	$1,833.0
Acquisitions	8.9	1.7	—	10.6
Goodwill impairment charges	—	—	(36.8)	(36.8)
Currency translation changes	1.6	(44.0)	—	(42.4)
Other	0.1	(0.5)	0.3	(0.1)

Balance at September 30, 2010	$940.5	$823.8	$—	$1,764.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	September 30, 2010		December 31, 2009
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,036.0	$95.5	$1,025.4	$95.5
European Lab	823.8	—	866.6	—
Science Education	99.8	99.8	99.5	63.0

Total	$1,959.6	$195.3	$1,991.5	$158.5

(d) Intangible Assets
The following table provides detail of our intangible assets:

	September 30, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$762.8	$122.2	$640.6	$750.9	$93.8	$657.1
European Lab	488.3	80.0	408.3	513.2	64.1	449.1
Science Education	131.2	21.4	109.8	131.2	16.4	114.8
Chemical supply agreement	54.5	25.3	29.2	57.5	20.6	36.9
Other	20.2	11.1	9.1	19.0	7.9	11.1

Total amortizable intangible assets	1,457.0	260.0	1,197.0	1,471.8	202.8	1,269.0
Indefinite-lived intangible assets:
Trademarks and tradenames	692.9	—	692.9	717.7	—	717.7

Total intangible assets	$2,149.9	$260.0	$1,889.9	$2,189.5	$202.8	$1,986.7

During the three months ended September 30, 2010, we recognized customer relationship and other amortizable intangible assets associated with our purchase of EBOS Lab and Labart with an aggregate gross carrying amount of $12.7. During the three months ended September 30, 2010, we recognized an impairment of $11.3 related to the indefinite-lived trademarks and tradenames intangible assets of our Science Education reporting unit. As of September 30, 2010, the weighted average amortization periods for customer relationships in North American Lab, European Lab, and Science Education were 19.8 years, 19.5 years, and 20.0 years, respectively. The weighted average amortization periods for the chemical supply agreement, other amortizable intangible assets and total amortizable intangible assets were 7.0 years, 5.1 years and 19.3 years, respectively.
The following table shows amortization expense for each of the reporting periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization expense	$20.2	$21.2	$60.6	$60.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(4) Debt
The following is a summary of our debt obligations:

	September 30,	December 31,
	2010	2009
Senior Secured Credit Facility	$1,427.3	$1,495.3
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	710.0
10.75% Unsecured Senior Subordinated Notes due 2017	531.8	541.4
Compensating cash balance	93.0	105.0
Capital leases	19.6	17.9
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	1.1	1.1

Total debt	2,786.8	2,871.7
Less short-term portion	(122.5)	(152.4)

Total long-term portion	$2,664.3	$2,719.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 ($802.7 on a U.S. dollar equivalent basis as of September 30, 2010), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.9 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013.
As of September 30, 2010, an aggregate U.S. dollar equivalent of $21.7 was outstanding under the multi-currency revolving loan facility, consisting of £13.7 of revolving loans. In addition, we had $13.5 of undrawn letters of credit outstanding. As of September 30, 2010, we had $214.8 of available borrowing capacity under the multi-currency revolving loan facility.
As of September 30, 2010, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.76% and 3.12%, respectively, which include a variable margin of 2.5%. Amounts drawn under the multi-currency revolving loan facility bear interest at the rate of 2.82%. As of September 30, 2010, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 9 for information on our interest rate swap arrangements.
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
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of September 30, 2010, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. The Company did not make an election to pay PIK Interest for the interest periods ending on July 15, 2010 and January 15, 2011 and so it has or will satisfy the related interest payments with Cash Interest. Under the terms of the Senior Notes, if the Company were to make a 100% PIK Interest election for the remaining eligible semi-annual interest period ending on July 15, 2011, it would be required to make a mandatory principal redemption payment on July 15, 2012 of approximately $4.9.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 ($173.2 on a U.S. dollar equivalent basis as of September 30, 2010) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.6. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
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
As of September 30, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
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
Our net exchange gain of $48.1 for the nine months ended September 30, 2010 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $80.7 for the three months ended September 30, 2010 and $30.0 and $39.4 for the three and nine months ended September 30, 2009, respectively, are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(6) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2010	2009	2010	2009
Service cost	$0.1	$—	$0.5	$0.5
Interest cost	2.3	2.4	1.5	1.5
Expected return on plan assets	(3.0)	(3.0)	(1.0)	(0.9)
Recognized net actuarial (gain) loss	(0.1)	(0.2)	0.1	—

Net periodic pension (income) cost	$(0.7)	$(0.8)	$1.1	$1.1

	Nine Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2010	2009	2010	2009
Service cost	$0.4	$0.4	$1.5	$1.4
Interest cost	7.0	6.9	4.3	4.0
Expected return on plan assets	(9.0)	(8.6)	(2.9)	(2.3)
Recognized net actuarial (gain) loss	(0.4)	(2.2)	0.3	—

Net periodic pension (income) cost	$(2.0)	$(3.5)	$3.2	$3.1

The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2010, and expects to make no contributions during the remainder of 2010. The Company made contributions to our significant non-U.S. plans of $1.7 during the nine months ended September 30, 2010, and expects to make additional contributions of approximately $0.2 during the remainder of 2010.
(7) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan was $0.8 and $0.9 during the three months ended September 30, 2010 and 2009, respectively, and was $2.5 and $2.6 during the nine months ended September 30, 2010 and 2009, respectively.
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

Balance at January 1, 2010	$45.8
Reclassifications from permanent equity, net	4.2
Reclassifications to accrued expenses upon notification of redemption	(1.4)

Balance at September 30, 2010	$48.6

As of September 30, 2010 and December 31, 2009, $0.3 and $0.2, respectively, was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(8) Income Taxes
(a) Tax Provision and Effective Tax Rate
During the three and nine months ended September 30, 2010, we recognized an income tax benefit (provision) of $35.6 and $(13.4), respectively, on pre-tax (loss) income of $(121.2) and $7.1, respectively, resulting in an effective tax rate of 29.4% and 188.7%, respectively.
During the three and nine months ended September 30, 2009, we recognized an income tax benefit of $10.4 and $30.5, respectively, on pre-tax losses of $26.1 and $61.8, respectively, resulting in an effective tax benefit rate of 39.8% and 49.4%, respectively.
The effective tax rates for the 2010 periods were unfavorably impacted by our recognition of impairment charges related to goodwill and intangible assets during the third quarter of 2010 as a substantial portion of the impairment of goodwill is not deductible for tax purposes. The 2010 and 2009 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain foreign and short-lived state net operating losses.
The overall tax benefit recognized in the three months ended September 30, 2010 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses (see Note 5) and an impairment of tax deductible goodwill and intangible assets (see Note 3), partially offset by taxes on operating profits in our foreign operations.
The overall tax provision recognized in the nine months ended September 30, 2010 is primarily the result of operating profits generated in our foreign operations as well as our recognition of significant net exchange gains (see Note 5) in our domestic operations, partially offset by the tax benefit associated with an impairment of tax deductible goodwill and intangible assets (see Note 3).
The tax benefits recognized in the 2009 periods primarily reflect our recognition of deferred tax benefits associated with domestic net operating losses as well as tax benefits related to our recognition of net exchange losses (see Note 5) in our domestic operations, net of taxes on operating profits in our foreign operations. The income tax benefit for the nine months ended September 30, 2009 was favorably impacted by a reduction in our uncertain tax position reserves of $3.2 associated with the conclusion of a foreign income tax examination.
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Substantially all state and local income tax matters have also been finalized through 2004. Changes to our reserve for uncertain tax positions, including our recognition of interest and penalties, during the three and nine months ended September 30, 2010 were not material.
While it is reasonably possible that the amount of unrecognized tax benefits ($4.9 as of September 30, 2010) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
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
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

•	Level 3 — Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability).
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30,
Description	2010	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$0.4	$—	$0.4	$—
Liabilities
Interest rate swap arrangements	43.7	—	43.7	—
Foreign currency forward contracts	$0.4	$—	$0.4	$—

	December 31,
Description	2009	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$49.8	$—	$49.8	$—
Foreign currency forward contracts	$0.5	$—	$0.5	$—
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,427.3	$1,341.2	$1,495.3	$1,415.0
Senior Notes	713.0	752.2	710.0	738.4
Senior Subordinated Notes	531.8	503.3	541.4	516.0

	$2,672.1	$2,596.7	$2,746.7	$2,669.4

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
(c) Derivative Instruments and Hedging Activities
Interest Rate Swap Arrangements
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is currently party to two interest rate swaps. The interest rate swaps were previously accounted for as cash flow hedges, but in 2008 hedge accounting was discontinued. The cumulative effective portion of changes in the fair value of the swaps prior to discontinuance of hedge accounting is included in other comprehensive income (loss) and is being reclassified to interest expense over the remaining term of the swap arrangements. Changes in the fair value of the swaps subsequent to discontinuance of hedge accounting are recognized as a component of interest expense.
As of September 30, 2010, our interest rate swap arrangements effectively convert $350.0 of variable rate U.S. dollar-denominated debt and €240.0 ($327.6 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $70.9 as of September 30, 2010.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency forward contracts		$—		$—	Accrued expenses	$0.2	Accrued expenses	$0.5
Derivatives not designated as hedging instruments
Interest rate swap arrangements		—		—	Other long-term liabilities	43.7	Other long-term liabilities	49.8
Foreign currency forward contracts	Other current assets	0.4		—	Accrued expenses	0.2		—

Total derivatives		$0.4		$—		$44.1		$50.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
The following tables reflect the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from Other	Reclassified from Other
	Recognized in Other	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Comprehensive Income	into Earnings (Effective	into Earnings (Effective
relationships	(Effective Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.0)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	—	Cost of goods sold	(0.8)

Total	$—		$(2.1)

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives not designated as hedging instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(7.7)
Interest rate swap arrangements — unrealized	Interest expense	1.0
Foreign currency forward contracts	Other income (expense)	0.2

Total		$(6.5)

Three Months Ended September 30, 2009
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from Other	Reclassified from Other
	Recognized in Other	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Comprehensive Income	into Earnings (Effective	into Earnings (Effective
relationships	(Effective Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(1.1)
Foreign currency forward contracts	—	Interest expense	(0.3)
Foreign currency forward contracts	0.2	Cost of goods sold	0.2
Foreign currency forward contracts	—	Other income (expense)	0.1

Total	$0.2		$(1.1)

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives not designated as hedging instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(8.7)
Interest rate swap arrangements — unrealized	Interest expense	(2.4)

Total		$(11.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)

Nine Months Ended September 30, 2010
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from Other	Reclassified from Other
	Recognized in Other	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Comprehensive Income	into Earnings (Effective	into Earnings (Effective
relationships	(Effective Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	$(3.0)
Foreign currency forward contracts	—	Interest expense	(0.9)
Foreign currency forward contracts	(1.0)	Cost of goods sold	(1.0)

Total	$(1.0)		$(4.9)

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives not designated as hedging instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(23.3)
Interest rate swap arrangements — unrealized	Interest expense	6.1
Foreign currency forward contracts	Other income (expense)	(0.3)

Total		$(17.5)

Nine Months Ended September 30, 2009
		Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)	Reclassified from Other	Reclassified from Other
	Recognized in Other	Comprehensive Income	Comprehensive Income
Derivatives in cash flow hedging	Comprehensive Income	into Earnings (Effective	into Earnings (Effective
relationships	(Effective Portion)	Portion)	Portion)

Interest rate swap arrangements	$—	Interest expense	(3.2)
Foreign currency forward contracts	—	Interest expense	(0.9)
Foreign currency forward contracts	(2.2)	Cost of goods sold	1.8
Foreign currency forward contracts	—	Other income (expense)	0.6

Total	$(2.2)		(1.7)

	Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives not designated as hedging instruments	Recognized in Earnings	Recognized in Earnings

Interest rate swap arrangements — realized	Interest expense	$(23.3)
Interest rate swap arrangements — unrealized	Interest expense	(4.7)

Total		$(28.0)

As of September 30, 2010, approximately $5.2 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(d) Non-Recurring Fair Value Measures
As discussed in Note 3, the Company recently applied the fair value measurement principles of US GAAP to certain of its non-recurring nonfinancial assets as follows:
•	On September 1, 2010, the Company determined the fair value of intangible assets related to its acquisitions of EBOS Lab and Labart; and

•
On September 30, 2010, the Company determined the fair value of indefinite-lived intangible assets of Science Education and the fair value of the Science Education reporting unit in support of interim tests for impairment triggered as a result of a change in circumstances.

The following table presents the Company’s nonfinancial assets measured on a non-recurring basis and impairment charges recognized, if applicable, during the nine months ended September 30, 2010:

		Impairment Charges
		— Nine Months
	Carrying Value	Ended September 30, 2010
Significant Unobservable Inputs (Level 3)
Acquired intangible assets — September 1, 2010	$12.7	Not applicable
Science Education reporting unit — September 30, 2010:
Indefinite-lived intangible assets	18.7	$11.3
Goodwill	—	36.8

		48.1

The fair value of acquired intangible assets was determined using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflect the relative risk of the cash flows.
The fair value of indefinite-lived intangible assets of our Science Education reporting unit was determined using a discounted cash flow approach which incorporates an estimated royalty rate applicable to trademarks and tradenames.
The implied fair value of the goodwill of our Science Education reporting unit is determined by subtracting the fair values of all other assets and liabilities from the fair value of the reporting unit as a whole, in a manner similar to the amount of goodwill calculated in a business combination. The Company estimates the fair value of the Science Education reporting unit using both the income approach (a discounted cash flow technique) and market approach (a market multiple technique). These valuation methods require management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies, including, but not limited to, estimates about revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We select an acquisition control premium by referring to historical control premiums observed in the marketplace.
We believe the estimates and assumptions used in the valuation methods are reasonable.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(85.6)	$(15.7)	$(6.3)	$(31.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	142.8	60.1	(68.6)	89.4
Minimum pension adjustment, net of tax (1)	—	(19.1)	—	(19.1)
Unrealized gain (loss) on derivatives, net of tax (2)	0.5	(0.1)	—	(3.2)
Amortization of realized losses on derivatives, net of tax (3)	0.8	0.8	2.4	2.4
Amortization of net actuarial gain, net of tax (4)	—	(0.1)	(0.1)	(1.3)

Comprehensive income (loss)	$58.5	$25.9	$(72.6)	$36.9

(1)	Minimum pension adjustment is net of taxes of $12.2 for the three and nine months ended September 30, 2009.

(2)
Unrealized gain (loss) on derivatives is net of taxes of $0.3 and $0.0 for the three months ended September 30, 2010 and 2009, respectively, and net of taxes of $1.4 for the nine months ended September 30, 2009.

(3)
Amortization of realized losses on derivatives is net of taxes of $0.5 and $0.6 for the three months ended September 30, 2010 and 2009, respectively, and net of taxes of $1.5 and $1.7 for the nine months ended September 30, 2010 and 2009, respectively.

(4)
Amortization of net actuarial gain is net of taxes of $0.1 for the three months ended September 30, 2010 and 2009, and net of taxes of $0.0 and $0.9 for the nine months ended September 30, 2010 and 2009, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
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
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As of September 30, 2010, we have recognized an amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA in the amount of $29.2. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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
September 30, 2010
(In millions)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales
North American Lab	$525.6	$507.9	$1,540.9	$1,511.6
European Lab	332.7	344.9	1,020.2	1,002.2
Science Education	45.0	49.3	98.3	105.5

Total	$903.3	$902.1	$2,659.4	$2,619.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (loss)
North American Lab	$31.2	$32.4	$90.2	$86.1
European Lab	24.4	24.0	71.5	59.8
Science Education	(42.8)	6.6	(46.4)	3.5

Total	12.8	63.0	115.3	149.4
Interest income	0.3	0.5	1.4	1.8
Interest expense	(53.6)	(59.6)	(157.7)	(173.6)
Other income (expense), net	(80.7)	(30.0)	48.1	(39.4)

(Loss) income before income taxes	$(121.2)	$(26.1)	$7.1	$(61.8)

The operating losses of Science Education for the three and nine months ended September 30, 2010 are primarily due to $48.1 in pre-tax charges relating to an impairment of goodwill and intangible assets. See Note 3(a).

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
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
The following condensed consolidating financial statements present the balance sheets as of September 30, 2010 and December 31, 2009, statements of operations for the three and nine months ended September 30, 2010 and 2009 and statements of cash flows for the nine months ended September 30, 2010 and 2009 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$0.4	$100.4	$—	$100.8
Compensating cash balance	—	—	93.0	—	93.0
Trade accounts receivable, net	—	215.4	280.8	—	496.2
Inventories	—	142.5	140.8	—	283.3
Other current assets	—	24.1	52.3	—	76.4
Intercompany receivables	17.3	3.3	—	(20.6)	—

Total current assets	17.3	385.7	667.3	(20.6)	1,049.7
Property and equipment, net	—	73.6	115.0	—	188.6
Goodwill	—	868.7	895.6	—	1,764.3
Other intangible assets, net	—	1,082.1	807.8	—	1,889.9
Deferred income taxes	218.3	—	9.6	(218.3)	9.6
Investment in subsidiaries	2,506.5	1,700.3	—	(4,206.8)	—
Other assets	35.9	42.3	6.1	—	84.3
Intercompany loans	1,036.8	117.6	13.6	(1,168.0)	—

Total assets	$3,814.8	$4,270.3	$2,515.0	$(5,613.7)	$4,986.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$25.7	$0.4	$96.4	$—	$122.5
Accounts payable	—	208.2	182.5	—	390.7
Accrued expenses	16.3	55.0	102.1	—	173.4
Intercompany payables	—	1.7	18.9	(20.6)	—

Total current liabilities	42.0	265.3	399.9	(20.6)	686.6
Long-term debt and capital lease obligations	2,646.4	1.3	16.6	—	2,664.3
Other long-term liabilities	44.3	21.5	68.3	—	134.1
Deferred income taxes	—	451.8	249.6	(218.3)	483.1
Intercompany loans	63.8	1,024.7	79.5	(1,168.0)	—

Total liabilities	2,796.5	1,764.6	813.9	(1,406.9)	3,968.1
Redeemable equity units	48.6	—	—	—	48.6
Total stockholders’ equity	969.7	2,505.7	1,701.1	(4,206.8)	969.7

Total liabilities, redeemable equity units and stockholders’ equity	$3,814.8	$4,270.3	$2,515.0	$(5,613.7)	$4,986.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$502.7	$404.3	$(3.7)	$903.3
Cost of goods sold	—	372.6	277.9	(3.7)	646.8

Gross profit	—	130.1	126.4	—	256.5
Selling, general and administrative expenses	0.8	96.7	104.4	(6.3)	195.6
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(0.8)	(14.2)	21.5	6.3	12.8
Interest expense, net of interest income	(43.1)	(9.2)	(1.0)	—	(53.3)
Other income (expense), net	(82.2)	(6.8)	14.6	(6.3)	(80.7)

(Loss) income before income taxes and equity in (loss) earnings of subsidiaries	(126.1)	(30.2)	35.1	—	(121.2)
Income tax benefit (provision)	46.1	(2.1)	(8.4)	—	35.6
Equity in (loss) earnings of subsidiaries, net of tax	(5.6)	26.7	—	(21.1)	—

Net (loss) income	$(85.6)	$(5.6)	$26.7	$(21.1)	$(85.6)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$488.3	$417.6	$(3.8)	$902.1
Cost of goods sold	—	360.3	285.5	(3.8)	642.0

Gross profit	—	128.0	132.1	—	260.1
Selling, general and administrative expenses	0.8	93.9	107.5	(5.1)	197.1

Operating (loss) income	(0.8)	34.1	24.6	5.1	63.0
Interest expense, net of interest income	(48.6)	(9.5)	(1.0)	—	(59.1)
Other income (expense), net	(31.5)	1.1	5.5	(5.1)	(30.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(80.9)	25.7	29.1	—	(26.1)
Income tax benefit (provision)	29.8	(10.3)	(9.1)	—	10.4
Equity in earnings of subsidiaries, net of tax	35.4	20.0	—	(55.4)	—

Net (loss) income	$(15.7)	$35.4	$20.0	$(55.4)	$(15.7)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,435.1	$1,235.2	$(10.9)	$2,659.4
Cost of goods sold	—	1,062.3	843.6	(10.9)	1,895.0

Gross profit	—	372.8	391.6	—	764.4
Selling, general and administrative expenses	2.4	291.5	325.9	(18.8)	601.0
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(2.4)	33.7	65.2	18.8	115.3
Interest expense, net of interest income	(127.4)	(26.4)	(2.5)	—	(156.3)
Other income (expense), net	46.6	27.1	(6.8)	(18.8)	48.1

(Loss) income before income taxes and equity in earnings of subsidiaries	(83.2)	34.4	55.9	—	7.1
Income tax benefit (provision)	35.2	(35.1)	(13.5)	—	(13.4)
Equity in earnings of subsidiaries, net of tax	41.7	42.4	—	(84.1)	—

Net (loss) income	$(6.3)	$41.7	$42.4	$(84.1)	$(6.3)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,417.6	$1,212.2	$(10.5)	$2,619.3
Cost of goods sold	—	1,054.9	825.6	(10.5)	1,870.0

Gross profit	—	362.7	386.6	—	749.3
Selling, general and administrative expenses	2.4	285.2	329.6	(17.3)	599.9

Operating (loss) income	(2.4)	77.5	57.0	17.3	149.4
Interest expense, net of interest income	(136.8)	(32.0)	(3.0)	—	(171.8)
Other income (expense), net	(44.4)	11.8	10.5	(17.3)	(39.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(183.6)	57.3	64.5	—	(61.8)
Income tax benefit (provision)	72.3	(23.2)	(18.6)	—	30.5
Equity in earnings of subsidiaries, net of tax	80.0	45.9	—	(125.9)	—

Net (loss) income	$(31.3)	$80.0	$45.9	$(125.9)	$(31.3)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2010
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(112.1)	$141.7	$34.5	$—	$64.1

Cash flows from investing activities:
Intercompany investing transactions	133.0	(0.3)	—	(132.7)	—
Acquisitions of businesses	—	—	(33.0)	—	(33.0)
Capital expenditures	—	(18.7)	(7.6)	—	(26.3)

Net cash provided by (used in) investing activities	133.0	(19.0)	(40.6)	(132.7)	(59.3)

Cash flows from financing activities:
Intercompany financing transactions	—	(133.0)	0.3	132.7	—
Proceeds from debt	110.2	0.1	1.5	—	111.8
Repayment of debt	(132.6)	(0.3)	(1.7)	—	(134.6)
Other financing activities, net	0.2	0.8	(0.2)	—	0.8

Net cash used in financing activities	(22.2)	(132.4)	(0.1)	132.7	(22.0)

Effect of exchange rate changes on cash	—	—	(6.4)	—	(6.4)

Net decrease in cash and cash equivalents	(1.3)	(9.7)	(12.6)	—	(23.6)
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$—	$0.4	$100.4	$—	$100.8

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(127.7)	$144.1	$81.8	$—	$98.2

Cash flows from investing activities:
Intercompany investing transactions	165.5	31.3	—	(196.8)	—
Capital expenditures	—	(7.2)	(7.9)	—	(15.1)
Other investing activities, net	—	—	0.2	—	0.2

Net cash provided by (used in) investing activities	165.5	24.1	(7.7)	(196.8)	(14.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(165.5)	(31.3)	196.8	—
Proceeds from debt	263.1	—	1.1	—	264.2
Repayment of debt	(300.3)	(0.2)	(1.4)	—	(301.9)
Other financing activities, net	(3.0)	(5.0)	—	—	(8.0)

Net cash used in financing activities	(40.2)	(170.7)	(31.6)	196.8	(45.7)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3

Net (decrease) increase in cash and cash equivalents	(2.4)	(2.5)	46.8	—	41.9
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$0.7	$6.1	$77.1	$—	$83.9

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific are included in our North American Lab segment as they are not material on a stand-alone basis.

Consolidated net sales were $903.3 million and $2,659.4 million for the three and nine months ended September 30, 2010, respectively, representing an increase of $1.2 million or 0.1% and $40.1 million or 1.5%, respectively, compared to the same periods in 2009. As discussed in more detail below, changes in foreign currency exchange rates, net of the contribution from acquisitions, were unfavorable to net sales growth in the three month period by approximately $17.8 million or 2.0%, while such factors were favorable to net sales growth in the nine month period by approximately $13.1 million or 0.5%. Comparable net sales growth during the 2010 periods has been relatively stronger in our European Lab segment (in comparison to our other operating segments) and is generally attributable to increased sales of capital goods products and increased sales volume with industrial customers.
Consolidated operating income was $12.8 million and $115.3 million for the three and nine months ended September 30, 2010, respectively, representing a decrease of $50.2 million or 79.7% and $34.1 million or 22.8%, respectively, compared to the same periods in 2009. Impairment charges recognized in our Science Education segment during the third quarter of 2010 negatively impacted operating income by $48.1 million during the three and nine months ended September 30, 2010. Additionally and as discussed in more detail below, changes in foreign currency exchange rates, net of the contribution from acquisitions, unfavorably impacted operating income in the three month period by approximately $0.8 million or 1.3%, while such factors both contributed favorably to operating income in the nine month period by approximately $1.6 million or 1.1%. Comparable operating income growth during the nine months ended September 30, 2010, which excludes the impact of the impairment charge, changes in foreign currency exchanges rates and the contribution from acquisitions, was primarily attributable to gross margin expansion and lower severance and facility related expenses of $8.4 million, compared to the same period of 2009. Operating income growth during the nine month period was partially offset by the unfavorable impact of lower pricing associated with the sale of certain chemical products which experienced tight supply conditions in the first half of 2009. The adverse impact of this chemical pricing issue on comparable period growth was not material in the third quarter of 2010 nor do we expect it to be material in the fourth quarter of 2010.
We recognized consolidated net losses of $85.6 million and $6.3 million during the three and nine months ended September 30, 2010, respectively, and $15.7 million and $31.3 million for the three and nine months ended September 30, 2009, respectively. These fluctuations in net loss are primarily attributable to our recognition of net unrealized translation gains and losses as described below, net of related income tax effects. In addition, the net losses for the three and nine months ended September 30, 2010 were inclusive of impairment charges as described above.
Factors Affecting Our Operating Results
General
As a result of the acquisition of the Company by affiliates of Madison Dearborn Partners, LLC in June 2007 (“the Merger”), we have a significant amount of goodwill, amortizable and indefinite-lived intangible assets, we are highly leveraged, and we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. These and other related factors have had, and will continue to have, a significant impact on our financial condition and results of operations.
Impairments of Goodwill and Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million, relating to an impairment of goodwill and intangible assets in our Science Education reporting unit. We believe that the impairment charges were due to a mix of negative macroeconomic and industry-specific factors (continued reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding). We continue to believe in the longer-term growth and profitability potential of our Science Education business and our overall strategies and objectives for this business are unchanged. See Notes 3 and 9(d) included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our recent impairment assessments and associated fair value measurements.
We may recognize additional impairment charges in the future should our operating results or market conditions decline due to, among other things, ongoing or worsening recessionary or other macro economic pressures. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company’s critical accounting policies, including a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.

Foreign Currency
We maintain operations primarily in North America and in Europe. In 2009, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuations in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that our constant currency assessments are a useful measure, indicating the actual results of our operations.
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
Our net exchange gain of $48.1 million for the nine months ended September 30, 2010 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $30.0 million and $39.4 million for the three and nine months ended September 30, 2009, respectively, and $80.7 million for the three months ended September 30, 2010 are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Acquisitions
The Company made the following acquisitions during 2010 and 2009:

	Entity/Business	Product / Service		Business
Acquisition Date	Name	Offering	Location	Segment
September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab

September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “EBOS Lab”)	Laboratory supply	Australia & New Zealand	North American Lab

December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab

October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science enthusiasts	United States	Science Education
The acquisitions noted above were funded with cash and cash equivalents on hand. The operating results of the acquired entities were included in the operating results of the respective business segments from the date of acquisition.

Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2010	2009	Amount	%	2010	2009	Amount	%
North American Lab	$525.6	$507.9	$17.7	3.5%	$1,540.9	$1,511.6	$29.3	1.9%
European Lab	332.7	344.9	(12.2)	(3.5)%	1,020.2	1,002.2	18.0	1.8%
Science Education	45.0	49.3	(4.3)	(8.7)%	98.3	105.5	(7.2)	(6.8)%

Total	$903.3	$902.1	$1.2	0.1%	$2,659.4	$2,619.3	$40.1	1.5%

Net sales for the three and nine months ended September 30, 2010 increased $1.2 million or 0.1% and $40.1 million or 1.5%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of XGeek, OneMed, EBOS Lab and Labart (the “Acquisitions”), caused net sales to decrease by approximately $17.8 million during the three months ended September 30, 2010. Changes in foreign exchange rates and the Acquisitions caused net sales to increase by approximately $13.1 million during the nine months ended September 30, 2010. Accordingly, net sales from comparable operations increased approximately $19.0 million or 2.1% and $27.0 million or 1.0% during the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009.
Net sales of consumable products (including chemicals) within the laboratory distribution businesses exhibited low-single digit increases during the three and nine months ended September 30, 2010, compared to the same periods of 2009, while net sales of capital goods (including equipment, instruments and furniture) experienced low to mid-single digit growth over the same periods. Net sales to pharmaceutical and biotechnology customers experienced low-single digit decreases during the three and nine months ended September 30, 2010 compared to the same periods of 2009, while sales to industrial and educational customers reflected mid-single digit growth and sales to governmental entities were flat over the same periods.
Net sales in our North American Lab segment for the three and nine months ended September 30, 2010 increased $17.7 million or 3.5% and $29.3 million or 1.9%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates and the acquisition of EBOS Lab caused net sales to increase by approximately $6.4 million and $21.9 million during the three and nine months ended September 30, 2010, respectively. Accordingly, net sales related to comparable operations increased approximately $11.3 million or 2.2% and $7.4 million or 0.5% for the three and nine months ended September 30, 2010, from the comparable periods of 2009.
Net sales in our European Lab segment for the three months ended September 30, 2010 decreased $12.2 million or 3.5%, from the comparable period of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of OneMed and Labart, caused net sales to decrease by approximately $24.6 million during the three months ended September 30, 2010. Accordingly, net sales related to comparable operations increased approximately $12.4 million or 3.6% for the three months ended September 30, 2010, from the comparable period of 2009. Net sales in our European Lab segment for the nine months ended September 30, 2010 increased $18.0 million or 1.8%, from the comparable period of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of OneMed and Labart caused net sales to decrease by approximately $10.5 million during the nine months ended September 30, 2010. Accordingly, net sales related to comparable operations increased approximately $28.5 million or 2.8% for the nine months ended September 30, 2010, from the comparable period of 2009.
Net sales in our Science Education segment for the three and nine months ended September 30, 2010 decreased $4.3 million or 8.7% and $7.2 million or 6.8%, respectively, from the comparable periods of 2009. The acquisition of XGeek increased net sales by approximately $0.4 million and $1.7 million during the three and nine months ended September 30, 2010, respectively. Accordingly, net sales related to comparable operations decreased approximately $4.7 million or 9.5% and $8.9 million or 8.4% for the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. These declines are primarily due to continued reductions in sales volume in the publisher kitting business and from reduced order flow from customers outside of North America. Our Science Education segment continues to be negatively impacted by unfavorable economic conditions and the resulting reduction in discretionary spending by schools.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross profit	$256.5	$260.1	$764.4	$749.3
Percentage of net sales (gross margin)	28.4%	28.8%	28.7%	28.6%
Gross profit for the three months ended September 30, 2010 decreased $3.6 million or 1.4%, while gross profit for the nine months ended September 30, 2010 increased $15.1 million or 2.0%, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the Acquisitions, caused gross profit to decrease by approximately $5.6 million during the three months ended September 30, 2010. The Acquisitions, net of changes in foreign currency exchange rates, caused gross profit to increase by approximately $4.4 million during the nine months ended September 30, 2010. Accordingly, gross profit from comparable operations increased approximately $2.0 million or 0.8% and $10.7 million or 1.4% for the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. The comparable increase in gross profit during the nine month period was partially offset by the adverse impact of lower pricing associated with the sale of certain chemical products as discussed above.
Consolidated gross margin decreased approximately 40 basis points to 28.4% and increased approximately 10 basis points to 28.7% during the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. Gross margin performance varied among our business segments and further varied between the three and nine month periods. North American Lab segment gross margins were favorably impacted in the nine month period primarily due to expansion of private label sales and favorable changes in product and customer mix. European Lab segment gross margins were unfavorably impacted in both the three and nine month periods due to lower net pricing, whereby product cost increases exceed customer price increases, compared to the prior year, and in particular for the nine month period lower pricing associated with the sale of certain chemical products. Gross margin attributable to our Science Education segment increased during the three and nine month periods as a result of a more favorable sales mix.
Selling, General and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$195.6	$197.1	$601.0	$599.9
Percentage of net sales	21.7%	21.8%	22.6%	22.9%
SG&A expenses for the three months ended September 30, 2010 decreased $1.5 million or 0.8%, while SG&A expenses for the nine months ended September 30, 2010 increased $1.1 million or 0.2%, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the Acquisitions, caused SG&A expenses to decrease by approximately $4.8 million during the three months ended September 30, 2010. The Acquisitions, net of changes in foreign currency exchange rates, caused SG&A expenses to increase by approximately $2.8 million during the nine months ended September 30, 2010. Accordingly, SG&A expenses from comparable operations increased approximately $3.3 million or 1.7% for the three months ended September 30, 2010 and decreased approximately $1.7 million or 0.3% for the nine months ended September 30, 2010, from the comparable periods of 2009.
Variations in consolidated SG&A expenses during the nine month periods were influenced by fluctuations in charges for severance and facility related expenses. We recognized $3.0 million of charges associated with implementing cost reduction actions in our North American Lab segment during the nine months ended September 30, 2010, compared with $11.4 million in charges related to cost reduction initiatives in all our segments during the nine months ended September 30, 2009 ($3.4 million in North American Lab; $7.8 million in European Lab; and $0.2 million in Science Education). Notwithstanding the decline in restructuring charges, SG&A expenses increased during both the three and nine month periods primarily attributable to increases in employee related expenses, including increases in wage rates and related costs.

Impairment of Goodwill and Intangible Assets
During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million relating to an impairment of goodwill and intangible assets in our Science Education reporting unit. We believe that the impairment charges were due to a mix of macroeconomic and industry-specific factors. We did not recognize any impairment charges during 2009.
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2010	Sales	2009	Sales	2010	Sales	2009	Sales
North American Lab	$31.2	5.9%	$32.4	6.4%	$90.2	5.9%	$86.1	5.7%
European Lab	24.4	7.3%	24.0	7.0%	71.5	7.0%	59.8	6.0%
Science Education	(42.8)	(95.1)%	6.6	13.4%	(46.4)	(47.2)%	3.5	3.3%

Total	$12.8	1.4%	$63.0	7.0%	$115.3	4.3%	$149.4	5.7%

Operating income for the three and nine months ended September 30, 2010 decreased $50.2 million or 79.7% and $34.1 million or 22.8%, respectively, from the comparable periods of 2009. As discussed above, impairment charges recognized in our Science Education segment during the third quarter of 2010 caused operating income to decrease $48.1 million during the three and nine months ended September 30, 2010. Changes in foreign currency exchange rates, net of the contributions from the Acquisitions, caused operating income to decrease approximately $0.8 million during the three months ended September 30, 2010. The Acquisitions, net of changes in foreign currency exchange rates, caused operating income to increase approximately $1.6 million during the nine months ended September 30, 2010. Accordingly, operating income related to ongoing comparable operations decreased approximately $1.3 million or 2.1% for the three months ended September 30, 2010, while operating income increased approximately $12.4 million or 8.3% for the nine months ended September 30, 2010, from the comparable periods of 2009. The increase in consolidated operating income during the nine month period is primarily the result of increased gross profit generated in the 2010 period (net of the adverse impact of lower pricing associated with the sale of certain chemical products as discussed above), partially offset by increases in SG&A expenses described above.
Operating income in our North American Lab segment for the three months ended September 30, 2010 decreased $1.2 million or 3.7%, while operating income increased $4.1 million or 4.8% for the nine months ended September 30, 2010, from the comparable periods of 2009. Changes in foreign currency exchange rates and the acquisition of EBOS Lab caused operating income to increase approximately $0.2 million and $0.8 million during the three and nine months ended September 30, 2010, respectively. Accordingly, operating income related to comparable operations decreased approximately $1.4 million or 4.3% for the three months ended September 30, 2010, while operating income increased $3.3 million or 3.8% for the nine months ended September 30, 2010, from the comparable periods of 2009. The decrease in North American Lab operating income during the three month period is primarily the result of an increase in SG&A expenses due to wage and related increases as described above, partially offset by an increase in gross profit as a result of comparable sales growth. The increase in North American Lab operating income during the nine month period is primarily attributable to higher gross profit, due to expansion of private label sales and favorable changes in product and customer mix, partially offset by increases in SG&A expenses due to wage and related increases described above.
Operating income in our European Lab segment for the three and nine months ended September 30, 2010 increased $0.4 million or 1.7% and $11.7 million or 19.6%, respectively, from the comparable periods of 2009. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of OneMed and Labart caused operating income to decrease approximately $1.0 million during the three months ended September 30, 2010. The Acquisitions, net of changes in foreign currency exchange rates, caused operating income to increase approximately $0.8 million during the nine months ended September 30, 2010. Accordingly, operating income related to comparable operations increased approximately $1.4 million or 5.8% and $10.9 million or 18.2% during the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. The increase in European Lab operating income during the three month period is primarily the result of an increase in gross profit as a result of comparable sales growth. The increase in European Lab operating income during the nine month period was primarily the result of a decrease in SG&A expenses due to a reduction in restructuring expenses recognized as described above.

Operating results in our Science Education segment for the three and nine months ended September 30, 2010 decreased $49.4 million and $49.9 million, respectively, from the comparable periods of 2009. Impairment charges of $48.1 million negatively impacted operating income in the three and nine months ended September 30, 2010. The decrease in operating income during the 2010 periods was further impacted by a reduction in gross profit driven by a reduction in sales volume, partially offset by a more favorable sales mix.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased by $5.8 million or 9.8% and $15.5 million or 9.0% for the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. The reduction in net interest expense during the three and nine month periods is primarily attributable to changes in the fair value of our interest rate swaps. We recognized $1.0 million and $6.1 million of net unrealized gains on interest rate swaps during the three and nine months ended September 30, 2010, compared with $2.4 million and $4.7 million of net unrealized losses on interest rate swaps during the comparable periods of 2009, such variability being primarily attributable to changes in forecasted market rates of interest underlying our determination of the fair market value of the interest rate swaps. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gain of $48.1 million for the nine months ended September 30, 2010 was substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $30.0 million and $39.4 million for the three and nine months ended September 30, 2009, respectively, and $80.7 million for the three months ended September 30, 2010 are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three and nine months ended September 30, 2010, we recognized an income tax benefit (provision) of $35.6 million and $(13.4) million, respectively, on pre-tax (loss) income of $(121.2) million and $7.1 million, respectively, resulting in an effective tax rate of 29.4% and 188.7%, respectively.
During the three and nine months ended September 30, 2009, we recognized an income tax benefit of $10.4 million and $30.5 million, respectively, on pre-tax losses of $26.1 million and $61.8 million, respectively, resulting in an effective tax benefit rate of 39.8% and 49.4%, respectively.
The effective tax rates for the 2010 periods were unfavorably impacted by our recognition of impairment charges related to goodwill and intangible assets during the third quarter of 2010 as a substantial portion of the impairment of goodwill is not deductible for tax purposes. The 2010 and 2009 effective tax rates were unfavorably impacted by our recognition of valuation allowances on certain foreign and short-lived state net operating losses.
The overall tax benefit recognized in the three months ended September 30, 2010 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and an impairment of tax deductible goodwill and intangible assets, partially offset by taxes on operating profits in our foreign operations.
The overall tax provision recognized in the nine months ended September 30, 2010 is primarily the result of operating profits generated in our foreign operations as well as our recognition of significant net exchange gains in our domestic operations, partially offset by the tax benefit associated with an impairment of tax deductible goodwill and intangible assets.
The tax benefits recognized in the 2009 periods primarily reflect our recognition of deferred tax benefits associated with domestic net operating losses as well as tax benefits related to our recognition of net exchange losses in our domestic operations, partially offset by operating profits in our foreign operations. The income tax benefit for the nine months ended September 30, 2009 was favorably impacted by a reduction in our uncertain tax position reserves of $3.2 million associated with the conclusion of a foreign income tax examination.
The net impact of changes in our uncertain tax positions during the three and nine months ended September 30, 2010 were not material. See Note 8 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.

Liquidity and Capital Resources
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our overall business strategies. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans.
As of September 30, 2010, we had $100.8 million of cash and cash equivalents on hand and our compensating cash balance totaled $93.0 million. As of September 30, 2010, we had $2,786.8 million of outstanding indebtedness, including $1,427.3 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $531.8 million of Senior Subordinated Notes and $93.0 million of compensating cash indebtedness. We also had unused availability of $214.8 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of September 30, 2010. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin.
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
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of September 30, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. The Company did not make an election to pay PIK Interest for the interest periods ending on July 15, 2010 and January 15, 2011 and so it has or will satisfy the related interest payments with Cash Interest. See Note 4 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our PIK interest election options and the extent of any resulting mandatory principal redemption obligations.
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

Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Nine Months Ended September 30,
	2010	2009
Cash flow from operations, excluding working capital	$88.2	$90.2
Cash flow from working capital changes, net	(24.1)	8.0

Cash flow from operations	$64.1	$98.2

Cash flow provided by operations was $64.1 million and $98.2 million during the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash flow from operations is primarily due to changes in certain working capital components, partially offset by lower cash paid for interest.
Cash flow associated with trade accounts receivable and inventories decreased during the 2010 period when compared to the 2009 period. This decrease is primarily attributable to a return to more stable commercial activity in 2010 after a decline in commercial activity in 2009 due to more challenging economic conditions, which significantly lowering our cash investment in these working capital components during that year. In addition, we also increased our cash investment in inventories during 2010 in an effort to expand our product offerings and develop our fulfillment capabilities in emerging markets. Cash flow associated with accounts payable exhibited an increase during the 2010 period when compared to the 2009 period. Our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with accounts payable from period to period based on the calendar. Cash flow associated with other current assets decreased during the 2010 period primarily as a result of a change in timing associated with certain of our supplier rebates and taxes receivable.
We paid cash interest of $134.0 million and $165.7 million during the nine months ended September 30, 2010 and 2009, respectively. Cash interest decreased during the 2010 period as a result of our election to pay PIK Interest of approximately $38.0 million under our Senior Notes for the semi-annual interest period ending in January 2010. Cash flows associated with accrued expenses and other liabilities in the 2010 period reflect a source of cash of $29.0 million primarily relating to our accrual of interest as a result of our return to Cash Interest payments under our Senior Notes in July 2010. See Note 4 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our PIK Interest election options.
Investing Activities
Net cash used in investing activities was $59.3 million and $14.9 million for the nine months ended September 30, 2010 and 2009, respectively. This increase was primarily attributable to the recent acquisitions of EBOS Lab and Labart discussed above and is further attributable to higher capital expenditures during the 2010 period. We expect capital expenditures for the years ending December 31, 2010 and 2011 to approximate $40 million and $50 million, respectively, reflecting incremental investments in facilities, infrastructure and information technology.
Financing Activities
Net cash used in financing activities was $22.0 million and $45.7 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in the 2010 period was primarily due to $22.8 million of net repayments of debt, primarily relating to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility. Cash used in the 2009 period was primarily due to $37.7 million of net cash repayments of debt and further due to $3.6 million paid to repurchase redeemable equity units.

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
Commitments and Contingencies
Refer to Note 15 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 11 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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
On an ongoing basis, management evaluates its estimates and judgments, including, among others, those related to goodwill and intangible assets, interest rate swap valuations, accounts receivable and reserves, inventories, rebates from suppliers, agreements with customers, product liability, pension plans, income taxes and estimates and other accounting policies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when it believes relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company’s critical accounting policies. See Notes 3 and 9(d) included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on our recent impairment assessments and associated fair value measurements.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Note 2 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2009 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of September 30, 2010.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 11 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference into this item.
Item 1A. Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 that could affect our business, results of operations and financial condition.
Item 6. Exhibits

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

VWR FUNDING, INC.
Date: November 12, 2010	By:	/s/ Theresa A. Balog
		Name:	Theresa A. Balog
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.