Form 10-K
period 2010-12-31
VWR Funding, Inc.
filed 2011-02-25
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 31, 2010, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at February 18, 2011 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE

None

VWR FUNDING, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
Products we distribute include chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. We maintain operations in 25 countries and process approximately 50,000 order lines daily from a logistical network, which includes 25 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities.
The roots of our business date back to 1852. Following a series of business combinations, the Company became part of Univar Corporation. In 1986, the Company became a publicly-traded company following a spin-off from Univar Corporation and embarked on a substantial expansion program. In 1995, the Company acquired Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of the Company’s then outstanding shares and, in 1999, Merck KGaA took the Company private by acquiring the remainder. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the U.S. and European distribution businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global laboratory supply industry. On April 7, 2004, the Company was acquired from Merck KGaA by CDRV Investors, Inc. (“CDRV”) (the “CD&R Acquisition”). CDRV was controlled by a private equity fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”).
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
We report our financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, clinical and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment. We maintain shared services operations in Coimbatore, India and Mauritius to which we have transferred certain functions from our North American and European operations. The costs of operating our shared services functions have been allocated to our business segments based on relative utilization. See Note 15 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.

Customers and Markets
Management estimates that industry-wide revenues in the global laboratory supply industry in which our North American Lab and European Lab segments operate were approximately $28 billion in 2010 based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.
In relation to our Science Education segment, management estimates that industry-wide annual sales of scientific supplies to primary and secondary schools in North America in 2010 were approximately $0.5 billion. Industry sales levels are subject to fluctuations driven by state budgetary status, changes in state and local government funding and spending patterns, the timing of state by state new textbook adoption cycles and population changes. Our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school purchases of supplies in preparation for the beginning of the new school year.
We maintain a diverse and stable customer base across a diversified array of end-users and geographies. Our customers include pharmaceutical, biotechnology, medical device, chemical, technology, food processing, clinical and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools. We serve our customers globally through our operations in 25 countries. We established a presence in Asia Pacific in 2006 and plan to further expand in this region to respond to the needs of our global customers who are also expanding operations there.
We seek to be the principal provider of laboratory supplies to our customer base. We are a significant provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies. Pharmaceutical and biotechnology companies represented approximately 36% of our 2010 net sales, and together with universities and colleges, accounted for approximately 51% of our 2010 net sales. In 2010, our top 20 customers accounted for approximately 23% of our net sales, with no single customer representing more than 4% of our net sales.
Products
We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately 75% of our net sales in each of 2010, 2009 and 2008. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes and cold storage equipment.
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
The Internet is an important tool for us. Net sales are derived, in part, from e-business sales and marketing channels. Our website features a fully indexed and searchable catalog covering our entire product line, is available in several languages and has been custom-designed for many of the countries in which we do business. This electronic catalog includes product descriptions, technical specifications and cross-referenced data in different languages through individual country sites. This website allows customers to enter orders directly and enables us to communicate new product releases, promotions and other news to our customers.
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
Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term through April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement in Germany. See Note 13(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the investigation and related court proceedings.
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
Merck KGaA and its affiliates supplied products accounting for approximately 11%, 13% and 13% of our consolidated net sales in each of 2010, 2009, and 2008, respectively.
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

Competition
We operate in a highly competitive environment. We compete in the global laboratory supply industry primarily with Thermo Fisher Scientific Inc., which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers, including Sigma-Aldrich Corporation, Life Technologies and others. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers.
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
Government Regulation
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “Environmental, Health and Safety Matters.”
Employees
As of December 31, 2010, we had approximately 7,000 employees, including approximately 3,300 in North America, approximately 2,900 in Europe and approximately 800 in Asia Pacific. As of December 31, 2010, approximately 7% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.
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
Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs or penalties which could have a material impact on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation, may have in future periods. We currently do not maintain third-party insurance for most of our current or future environmental liabilities.

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
Corporate Information
Our principal executive offices are located at 100 Matsonford Road, P.O. Box 6660, Radnor, PA 19087 and our telephone number is (610) 386-1700. Our Internet website is located at www.vwr.com.

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
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2010, we had an aggregate principal amount of debt outstanding of $2,757.7 million. Our high level of debt could have important consequences to us including the following:
•	making it more difficult for us to satisfy our debt or contractual obligations;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the funds available for working capital, capital expenditures, investments, acquisitions and other general corporate purposes;

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
The credit agreement governing our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	purchase or redeem stock;

•	make investments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	enter into mergers, consolidations and sales of substantially all assets.

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
Upon a change of control, as defined in the indentures governing the Senior Notes and the Senior Subordinated Notes (collectively, the “Notes”), subject to certain conditions, we will be required to offer to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity. We may not have sufficient funds from such sources at the time of any change of control to make required repurchases of Notes tendered. In addition, the terms of our Senior Secured Credit Facility limit our ability to repurchase the Notes and certain change of control events will constitute an event of default under the indentures. If the holders of the Notes exercise their right to require us to repurchase all of the Notes upon a change of control, the financial effect of this repurchase could cause a default under our other debt, even if the change of control itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our other debt and the Notes or that restrictions in our Senior Secured Credit Facility and the indentures will not allow such repurchases.
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
Risks Related to Our Business
Our business is affected by general economic conditions in the United States, Europe and the other regions in which we operate, and unfavorable global economic conditions or instability in the capital and credit markets could adversely impact our business.
Unfavorable global economic conditions, such as the recent recession in the United States, Europe and other regions in which we operate, and volatility in the global capital and credit markets, could materially and adversely affect our business, financial condition and results of operations. In particular, a deterioration of global economic conditions, or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:
•	a reduction in revenues from and/or less favorable pricing or terms with new and existing customers;

•	the inability to expand our customer base in existing or new markets;

•	difficulties in collecting accounts receivable;

•	an increase in product prices from our suppliers that we are not able to pass through to our customers;

•	an acceleration of payment terms to our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements;

•	an increased risk of excess and obsolete inventory;

•	a reduction in research and development spending by our customers, especially those in the pharmaceutical and biotechnology industries;

•	a decrease in the discretionary spending by schools and other customers to which we sell products and services through our Science Education business;

•	the inability to access additional capital or refinance existing indebtedness;

•	a limited availability to enter into new derivative financial instruments; and

•	the need to record additional impairment charges against our goodwill and/or intangible and other long-lived assets.

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
Many of our customers in the healthcare industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental support of healthcare services, expirations of significant patents, lower reimbursements for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of healthcare services or mandated benefits. In response to these and other changes, some of our customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:
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
The ability of our healthcare industry customers to develop new products to replace revenue decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the healthcare industry may result in our healthcare industry customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or move facilities to low-cost offshore locations or outsource certain activities domestically or to low-cost offshore locations. For instance, we intend to continue our expansion into the Asia Pacific region, but there is no assurance that we will be successful in maintaining relationships with our existing customers who have established operations in that region or in developing new customer relationships with the outsourcing organizations in that region.
We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
We compete in the global laboratory supply industry primarily with Thermo Fisher Scientific Inc., which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers, including Sigma-Aldrich Corporation, Life Technologies and others. The bases upon which we compete include price, service and delivery, breadth of customer support, e-business capabilities and the ability to meet the special requirements of customers.

Some of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of products or services provided pursuant to the agreement with little or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory supply industry could result in existing competitors increasing their market share, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete.
Our business, financial condition and results of operations depend upon maintaining our relationships with manufacturers.
We offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 11% of our net sales in 2010. Certain of our chemical distribution agreements with Merck KGaA are currently set to expire in April 2014.
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
A significant part of our growth strategy is to engage in acquisitions, which will subject us to a variety of risks that could harm our business.
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

•
future acquisitions might have a material adverse effect on our business relationships with manufacturers; in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;

•	we may assume substantial actual or contingent liabilities;

•	we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

The international scope of our operations may adversely affect our business.
We derived approximately 46% of our 2010 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities internationally. Accordingly, we face certain risks, including:
•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	political risks;

•	differing laws or administrative practices;

•	local business practices that are inconsistent with local or U.S. law, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or other applicable anti-bribery regulations;

•
disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, operations, supply chain and certain important administrative functions, including those that have been or in the future may be transferred to our shared services operations;

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
In 2008 and 2010, we incurred, and we may in the future incur, impairment charges related to our goodwill and intangible assets, which could negatively impact our results of operations.
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the Merger and acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names.
Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. The results of our 2010 impairment testing identified impairments of our goodwill and indefinite-lived intangible assets aggregating $48.1 million. We recorded impairment charges in 2008 of $392.1 million. We continue to be subject to the risks which led to the impairment charges recognized during 2010 and 2008. See “Item 7 — Managements Discussion & Analysis of Financial Condition — Critical Accounting Policies — Goodwill & Intangible Assets” in this Annual Report on Form 10-K for more information.
As of December 31, 2010, goodwill and intangible assets represented approximately $3.6 billion or 72% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic pressures, including but not limited to rising interest rates.

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
Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular in the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe upon such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe upon these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected. See Note 13(b) of “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding our appeal of the German Federal Cartel Office’s decision to invalidate in Germany the exclusivity and non-competition provisions of our European Distribution Agreement with Merck KGaA.
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
Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional liabilities, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they may have in future periods. We currently do not maintain third-party insurance for most of our current or future environmental liabilities.

We are subject to product liability and other claims in the ordinary course of business.
Our business involves risks of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate acquisitions that vertically integrate portions of our business. We maintain insurance policies, including certain product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufactures’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, for many years, new insurance for liability relating to asbestos, lead and silica exposure has not been available on commercially reasonable terms or at all, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
We rely upon our distribution centers and third parties to ship products to our customers, and significant interruptions in the operations of our distribution centers or the operations of such third parties could harm our business, financial condition and results of operations.
Our distribution network primarily consists of strategically located distribution centers and various smaller regional service centers where we receive products from manufacturers, manage inventory and fill and ship customer orders. We also ship a significant amount of our orders through various independent package delivery providers. Prompt shipment of our products is important to our business. Any significant disruptions to the operations of our distribution centers or such third parties for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond the control of us or such third parties, could cause our operating expenses to rise or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by our third party carriers, due to increases in fuel prices or otherwise, could adversely impact our financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.
Problems with or failure of our information services and its connectivity to our customers, suppliers and certain service providers could significantly disrupt our operations, which could reduce our customer or supplier base and could harm our business, financial condition and results of operations.
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems and our telephone systems at our customer call centers and distribution centers. Our systems, the systems of our customers, suppliers and service providers, and the connectivity among such systems are vulnerable to disruption and damage from a variety of sources, including system or network failures, malicious human acts and natural disasters. While we have taken appropriate steps to improve system redundancy and disaster recovery procedures, reduce our reliance on legacy systems and reinforce the security of our information services, these steps would not be adequate to prevent or address all potential failures, disruptions, data breaches or unauthorized intrusions that we may encounter. In addition, we currently do not maintain third-party insurance for most of these types of events. Sustained or repeated system failures, service disruptions or unauthorized intrusions that interrupt our ability to receive and process orders, receive and process customer payments and deliver products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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
We plan to continue to make significant technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, reliability and effectiveness of our operations to continue to provide high quality service to our customers. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term.
We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.
We serve our customers globally through our operations in 25 countries, and we have more than 50 different registered and unregistered trademarks and service marks for our products and services. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.
The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.
We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2010 approximately 46% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.
Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2010, we had €715.1 million ($955.5 million on a U.S. dollar equivalent basis as of December 31, 2010) of foreign currency-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 35% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which could require us to record foreign exchange losses. For example, during the years ended December 31, 2010, 2009 and 2008, we recognized foreign exchange gains (losses) of $66.8 million, $(23.9) million and $22.1 million, respectively.
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
We own and lease office and warehouse space globally. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2010, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Arlington Heights, Illinois (1)	Leased	15,418 sq. ft.	Offices
Batavia, Illinois (1) *	Owned/Leased	350,000 sq. ft.	Distribution
Briare, France (2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey (1) *	Owned/Leased	416,766 sq. ft.	Distribution
Brisbane, California (1)	Leased	248,280 sq. ft.	Distribution
Bruchsal, Germany (2)	Owned/Leased	218,906 sq. ft.	Distribution
Buffalo, New York (3) *	Owned	121,600 sq. ft.	Distribution/Assembly/Offices
Coimbatore, India (1)(2)(3)	Leased	33,022 sq. ft.	Shared Services
Darmstadt, Germany (2)	Leased	58,007 sq. ft.	Offices
Debrecen, Hungary (2)	Leased	67,188 sq. ft.	Distribution/Repackaging and Mixing
Denver, Colorado (1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland (2)	Leased	77,067 sq. ft.	Distribution
Edmonton, Alberta, Canada (1)	Leased	44,449 sq. ft.	Distribution
Franklin, Massachusetts (1)	Leased	55,486 sq. ft.	Distribution
Haasrode, Belgium (2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden (2)	Leased	129,167 sq. ft.	Distribution
Llinars del Vallés, Spain (2)	Leased	72,955 sq. ft.	Distribution
Lutterworth, United Kingdom (2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico (1)	Owned	130,450 sq. ft.	Distribution
Mexico City, Mexico (1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy (2)	Leased	13,563 sq. ft.	Distribution
Mississauga, Ontario, Canada (1)	Leased	110,194 sq. ft.	Distribution
Morrisville, North Carolina (1)	Leased	17,816 sq. ft.	Distribution
Radnor, Pennsylvania (1)(3)	Leased	149,858 sq. ft.	Offices
Rochester, New York (3) *	Owned	339,600 sq. ft.	Distribution/Assembly/Manufacturing/Offices
San Dimas, California (1)	Leased	52,800 sq. ft.	Distribution
Singapore (1)(2)	Leased	74,034 sq. ft.	Distribution
St. Catharines, Ontario, Canada (3)	Leased	24,318 sq. ft.	Distribution/Offices
Sugar Land, Texas (1)	Leased	62,280 sq. ft.	Distribution
Suwanee, Georgia (1)	Leased	168,925 sq. ft.	Distribution
Tempe, Arizona (1)	Leased	34,908 sq. ft.	Distribution
Tualatin, Oregon (1)	Leased	56,400 sq. ft.	Distribution

*	Subject to a mortgage lien under the Senior Secured Credit Facility.

(1)	North American Lab

(2)	European Lab

(3)	Science Education
We also lease various regional distribution centers and service facilities in North America, Europe and Asia Pacific that support our sales and warehouse functions. For information regarding our lease commitments, see Note 13(a) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
For information regarding legal and regulatory proceedings and matters, see Note 13(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, from which information is incorporated by reference into this item.

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at February 18, 2011 was 1,000, all of which was held by VWR Investors.
Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 18, 2011, Holdings had 1,410,484 preferred units outstanding and 14,027,724 common units outstanding, and 271 holders of record of its common units. See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.
Dividends
Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 8 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2009 or 2010. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of company fees and expenses.
Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.
Recent Sales and Purchases of Unregistered Equity Securities
VWR Funding, Inc. did not sell or purchase any equity securities in 2010.
In 2010, Holdings sold 1,662.30 preferred units and 67,697.27 common units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for all issuances to management investors in 2010 was $1,000 per preferred unit and $0.01 per common unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 52,374.26 common units in 2010 from employees whose employment with VWR was terminated in 2009 or 2010, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.
All of the equity issued by Holdings under the Holdings Equity Plan in 2010 were deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Holdings.

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see “Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” for additional information regarding the Holdings Equity Plan. See Note 11 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company’s accounting pursuant to the Holdings Equity Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2010, 2009, 2008, and 2007 and for the years ended December 31, 2010, 2009 and 2008 and for the period June 30 through December 31, 2007 are derived from the consolidated financial statements of VWR Funding, Inc. subsequent to the Merger. The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2006 and for the period January 1 through June 29, 2007 and the year ended December 31, 2006 are derived from the consolidated financial statements of the Company prior to the Merger. The term “Predecessor” refers to the Company prior to the Merger. The term “Successor” refers to the Company following the Merger. As a result of the Merger, the Successor and Predecessor periods are each presented on a different cost basis and, therefore, are not comparable.

	Successor				Predecessor
				June 30 —	January 1 —	Year Ended
	Year Ended December 31,			December 31,	June 29,	December 31,
(In millions)	2010	2009	2008	2007	2007	2006
Income Statement Data:
Net sales	$3,638.7	$3,561.2	$3,759.2	$1,822.7	$1,699.3	$3,257.6
Cost of goods sold	2,599.8	2,545.6	2,693.8	1,311.3	1,230.1	2,374.3

Gross profit	1,038.9	1,015.6	1,065.4	511.4	469.2	883.3
SG&A expenses (1)(2)(3)(4)	853.5	806.8	1,253.7	408.5	408.1	692.3

Operating income (loss)	185.4	208.8	(188.3)	102.9	61.1	191.0
Interest expense, net (5)	(202.7)	(224.5)	(283.9)	(127.4)	(98.5)	(110.4)
Other income (expense), net (6)	66.8	(23.9)	22.1	(67.2)	3.5	(1.5)

Income (loss) before taxes	49.5	(39.6)	(450.1)	(91.7)	(33.9)	79.1
Income tax (provision) benefit	(28.0)	25.5	115.5	42.7	8.3	(32.7)

Net income (loss)	$21.5	$(14.1)	$(334.6)	$(49.0)	$(25.6)	$46.4

Other Financial Data:
Depreciation and amortization	$116.5	$116.6	$116.1	$53.2	$19.4	$41.4
Capital expenditures	41.6	23.9	29.7	16.3	15.7	23.6
Gross profit as a percentage of net sales	28.6%	28.5%	28.3%	28.1%	27.6%	27.1%
Balance Sheet Data:
Cash and cash equivalents	$142.1	$124.4	$42.0	$45.0	—	$139.4
Total assets	5,001.4	5,127.3	5,084.9	5,615.3	—	2,646.2
Total debt	2,757.7	2,871.7	2,815.6	2,797.4	—	1,723.7
Total stockholders’ equity	965.2	1,042.6	1,008.4	1,407.3	—	62.9

(1)
We recognized share-based compensation expense of $3.4 million, $3.4 million, $3.8 million, $2.7 million, $9.0 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, and for the year ended December 31, 2006, respectively.

(2)
During 2010 and 2008, we recognized aggregate impairment charges of $48.1 million and $392.1 million, respectively, relating to the impairment of goodwill and intangible assets. See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(3)
Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 through June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger.

(4)
We recognized charges (credits) relating to cost reduction initiatives of $3.1 million, $11.4 million, $4.2 million, $0.3 million, $0.7 million and $(1.0) million, during the years ended December 31, 2010, 2009 and 2008, for the periods from June 30 through December 31, 2007 and January 1 through June 29, 2007, and for the year ended December 31, 2006, respectively.

(5)
Interest rate swap arrangements have contributed to volatility in interest expense, net. See Note 12 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(6)
As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. See Note 2(c) included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

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
Overview
We generate our net sales primarily through the sale of products, and also, to a lesser extent, through the provision of services, in the global laboratory supply industry. We offer exclusive, branded and private label products that we source from a wide range of manufacturers. Our customer base is highly diversified. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities. We report our financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. See Note 15 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.
Our results of operations, including our consolidated operating income (loss) and net income (loss), have been volatile. For example, our consolidated net income (loss) for the years ended December 31, 2010, 2009, and 2008 was $21.5 million, $(14.1) million and $(334.6) million, respectively. Our results of operations during the three year period ending December 31, 2010 were impacted, in particular, by the following factors:
•
volatility in customer spending with reductions in spending pronounced during the latter part of 2008 and in 2009 due, in part, to a general deterioration of global economic conditions, especially with respect to (i) certain of our customers in the pharmaceutical industry, which initiated restructuring of research functions resulting in workforce reductions, facility closures and budget reductions; (ii) certain of our customers in the biotechnology industry, which experienced increased economic and liquidity pressures; and (iii) certain of our customers in the primary and secondary educational market, which experienced, and for the most part continue to experience, budget reductions and/or funding deficits;

•	our recognition of non-cash impairment charges during 2010 and 2008 associated with goodwill and intangible assets, primarily as a result of macroeconomic and industry-specific factors;

•	changes in foreign currency exchange rates as well as changes in variable interest rates;

•	acquisitions of certain businesses; and

•	foreign currency translation, including our recognition of net unrealized translation gains (losses) on certain portions of our debt.
Strategy
Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:
Increase Productivity and Profitability. Achieving operational excellence in our customer service and support and distribution operations remains a cornerstone of our strategy. We will continue to leverage our shared service operations to provide cost-effective business support and enhanced service capabilities. Ongoing standardization of processes and systems within our customer service network will bring enhanced service to our customer and supplier base.
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
Factors Affecting Our Operating Results
General
As a result of the acquisition of the Company by affiliates of Madison Dearborn Partners, LLC in June 2007 (the “Merger”), we have a significant amount of goodwill, amortizable and indefinite-lived intangible assets, we are highly leveraged, and we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. These and other related factors have had, and will continue to have, a significant impact on our financial condition and results of operations.
Impairments of Goodwill and Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet, as a result of the Merger and acquisitions subsequent to the Merger.
During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million, relating to an impairment of goodwill and intangible assets in Science Education, attributable to ongoing negative industry-specific factors (continued reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding).
During the fourth quarter of 2008, we recognized aggregate impairment charges of $392.1 million, relating to the impairment of goodwill and intangible assets for each of the Company’s segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that these impairment charges were due to a mix of negative macroeconomic (global recession and volatility in financial markets) and industry-specific factors (reduction in discretionary spending by schools).
We did not recognize any impairment charges during 2009.
See Notes 3 and 12(e) included in “Item 8 — Financial Statements and Supplementary Data” for more information on our impairment assessments and associated fair value measurements. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic pressures, including but not limited to rising interest rates. See “Critical Accounting Policies” below for a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.
Foreign Currency
We maintain operations primarily in North America and in Europe. In 2010, approximately 46% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” assessments in the following discussion and analysis to remove the impact of fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the prior period(s). We believe that our constant currency assessments are a useful measure, indicating the actual results of our operations.
Earnings from our subsidiaries are not generally repatriated to the United States; therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange gains for the years ended December 31, 2010 and 2008 of $66.8 million and $22.1 million, respectively, are substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange loss of $23.9 million for the year ended December 31, 2009 is substantially related to an unrealized loss due to the strengthening of the Euro against the U.S. dollar.

Recent Acquisitions
The below table depicts the acquisitions made by the Company during 2010, 2009 and 2008. The operating results of acquired businesses are included in our operating results from the date of acquisition and therefore will affect the comparability of our operating results from period to period.

Acquisition		Product / Service		Business
Date	Entity Name	Offering	Location	Segment

September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab
September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “EBOS Lab”)	Laboratory supply	Australia & New Zealand	North American Lab
December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab
October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science and technology enthusiasts	United States	Science Education
October 1, 2008	Omnilab AG (“Omnilab”)	Laboratory supply	Switzerland	European Lab
August 1, 2008	Spektrum-3D Kft (“Spektrum”)	Laboratory supply	Hungary	European Lab
April 1, 2008	Jencons (Scientific) Limited (“Jencons”)	Laboratory supply	United Kingdom	European Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and, to a limited extent, incremental borrowings made under the Company’s Senior Secured Credit Facility.
On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic manufacturer and supplier of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production. AMRESCO has annual net sales of approximately $50 million. The acquisition of AMRESCO was funded through a borrowing made under our Senior Secured Credit Facility.
Seasonality and Inflation
Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and operating income in the third calendar quarter in comparison to other quarters of the year. For example, in 2010, 2009 and 2008, approximately 35%, 36% and 40%, respectively, of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends. For example, the Science Education segment’s publisher kitting business tends to follow a seven to nine-year business cycle based on certain large states’ adoption rates for new textbooks. We believe that 2007 represented the height of the most recent business cycle.
During 2010, 2009 and 2008, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.
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

Selling general and administrative (“SG&A”) expenses primarily reflect the costs of operations dedicated to generating sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. SG&A expenses also include our corporate, administrative and shared-service costs and depreciation and amortization expense.
Results of Operations
2010 Compared With 2009
Net Sales
The following table presents net sales by reportable segment for the years ended December 31, 2010 and 2009 and net sales growth (decline) by reportable segment from 2009 to 2010 (in millions):

	Year Ended December 31,
	2010	% Change	2009

North American Lab	$2,081.0	3.2%	$2,017.0
European Lab	1,430.0	1.6%	1,407.2
Science Education	127.7	(6.8)%	137.0

Total	$3,638.7	2.2%	$3,561.2

Net sales for 2010 increased $77.5 million or 2.2% over 2009. Changes in foreign currency exchange rates caused net sales to decrease by approximately $31.0 million while the acquisitions of XGeek, OneMed, EBOS Lab, and Labart (collectively the “Acquisitions”) increased net sales by approximately $37.0 million. Accordingly, net sales from comparable operations increased approximately $71.5 million or 2.0% in 2010 over 2009.
Net sales in our North American Lab segment for 2010 increased $64.0 million or 3.2% over 2009. Changes in foreign currency exchange rates and the acquisition of EBOS Lab caused net sales to increase by approximately $35.0 million. Accordingly, net sales from comparable operations increased approximately $29.0 million or 1.4% in 2010 over 2009. Net sales in our European Lab segment for 2010 increased $22.8 million or 1.6% over 2009. Changes in foreign currency exchange rates caused net sales to decrease by approximately $52.7 million while the acquisitions of OneMed and Labart increased net sales by approximately $22.0 million. Accordingly, net sales from comparable operations increased approximately $53.5 million or 3.8% in 2010 over 2009.
We believe the comparable increases in net sales across our laboratory distribution businesses are attributable to increased consumer demand in 2010 compared to 2009, when the global economic slowdown generally reduced demand, and further due to securing business with new pharmaceutical customers in 2010. Within our laboratory distribution businesses, net sales of consumable products, including chemicals, experienced low-single digit growth in 2010 compared to 2009 while net sales of capital goods, including equipment, instruments and furniture experienced mid-single digit increases over the same period. Net sales to pharmaceutical and biotechnology customers were flat during 2010 compared to 2009, while net sales to industrial customers increased by mid-single digit rates, net sales to colleges and universities increased by low to mid-single digit rates and net sales to governmental entities increased by low-single digit rates over the same period.
Net sales in our Science Education segment for 2010 decreased $9.3 million or 6.8% from 2009. The acquisition of XGeek increased net sales by approximately $1.7 million. Accordingly, net sales from comparable operations decreased approximately $11.0 million or 8.0% in 2010 from 2009. This decrease was primarily due to reductions in sales volume in the publisher kitting business and reduced order flow from customers outside of North America. Our Science Education segment results continue to be negatively impacted by a reduction in discretionary spending by schools.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,
	2010	2009

Gross profit	$1,038.9	$1,015.6
Percentage of net sales (gross margin)	28.6%	28.5%
Gross profit for 2010 increased $23.3 million or 2.3% over 2009. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $10.2 million while the Acquisitions increased gross profit by approximately $12.4 million. Accordingly, gross profit from comparable operations increased approximately $21.1 million or 2.1% in 2010 over 2009. The comparable increase in consolidated gross profit was partially offset by the adverse impact of lower pricing associated with the sale of certain chemical products, which had experienced tight supply conditions in the first half of 2009, and further offset by an overall reduction in sales volume in our Science Education segment.
Consolidated gross margin for 2010 increased approximately 10 basis points to 28.6% from 28.5% in 2009. Gross margin performance varied among our business segments. North American Lab segment gross margins were favorably impacted due to expansion of private label sales and changes in product and customer mix. European Lab segment gross margins were unfavorably impacted due to lower net pricing, whereby product cost increases exceed customer price increases, compared to the prior year, and in particular lower pricing associated with the sale of certain chemical products. Gross margin attributable to our Science Education segment improved during 2010 from 2009 primarily as a result of lower transportation costs and lower product costs.
SG&A Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,
	2010	2009

SG&A expenses	$805.4	$806.8
Percentage of net sales	22.1%	22.7%
SG&A expenses for 2010 decreased $1.4 million or 0.2% from 2009. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $7.2 million while the Acquisitions increased SG&A expenses by approximately $10.1 million. Accordingly, SG&A expenses from comparable operations decreased approximately $4.3 million or 0.5% in 2010 from 2009. The comparable decrease in SG&A expenses primarily reflects an $8.3 million reduction in charges associated with implementing cost reduction initiatives as well as lower performance-based incentive compensation in 2010 compared to 2009, partially offset by increases in wage rates and related costs and net pension expense.
We recognized $3.1 million in charges associated with implementing cost reduction actions in our North American Lab segment in 2010. During the year ended December 31, 2009, we recognized $11.4 million in charges associated with implementing cost reduction initiatives ($3.4 million in North American Lab, $7.8 million in European Lab and $0.2 million in Science Education). Notwithstanding these charges, SG&A expenses from comparable operations increased by approximately $4.0 million or 0.5% in 2010 over 2009.
Impairment of Goodwill and Intangible Assets
During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million relating to an impairment of goodwill and intangible assets in Science Education. We believe that the impairment charges were due to a mix of macroeconomic and industry-specific factors. We did not recognize any impairment charges during 2009.

Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,
		% of		% of
	2010	Net Sales	2009	Net Sales
Operating income (loss):
North American Lab	$122.3	5.9%	$113.7	5.6%
European Lab	111.7	7.8%	93.1	6.6%
Science Education	(48.6)	(38.1)%	2.0	1.5%

Total	$185.4	5.1%	$208.8	5.9%

Operating income for 2010 decreased $23.4 million or 11.2% from 2009. As discussed above, impairment charges in our Science Education segment negatively impacted consolidated operating income by $48.1 million in 2010. Changes in foreign currency exchange rates caused operating income to decrease by approximately $3.0 million while the Acquisitions increased operating income by approximately $2.3 million. The following table highlights the changes in operating income (loss) from 2009 to 2010 by segment (in millions):

		Impairment of	Foreign
	2009	goodwill &	currency and	Other	2010
	operating	intangible	the	(explained	operating
	income	assets	Acquisitions	below)	income (loss)

North American Lab	$113.7	$—	$0.5	$8.1	$122.3
European Lab	93.1	—	(1.2)	19.8	111.7
Science Education	2.0	(48.1)	—	(2.5)	(48.6)

	$208.8	$(48.1)	$(0.7)	$25.4	$185.4

Operating income in our North American Lab segment for 2010 increased $8.6 million or 7.6% over 2009. Changes in foreign currency exchange rates, net of the acquisition of EBOS Lab, increased operating income in 2010 by approximately $0.5 million. Accordingly, operating income from comparable operations increased approximately $8.1 million or 7.1% over 2009. The increase for 2010 was primarily the result of an approximate $15.4 million increase in gross profit due to sales growth and gross margin expansion, partially offset by an approximate $7.3 million increase in SG&A expenses due to increases in employee-related expenses and other costs to expand our global sourcing activities.
Operating income in our European Lab segment for 2010 increased $18.6 million or 20.0% over 2009. Changes in foreign currency exchange rates, net of the acquisitions of OneMed and Labart, decreased operating income in 2010 by approximately $1.2 million. Accordingly, operating income from comparable operations increased approximately $19.8 million or 21.3% over 2009. The increase for 2010 was primarily due to an approximate $10.8 million decrease in SG&A expenses mostly due to lower charges associated with implementing cost reduction initiatives and overall discretionary spending discipline, in addition to an approximate $9.0 million increase in gross profit due to increased sales volume.
Operating income in our Science Education segment decreased $50.6 million from $2.0 million of income in 2009 to a $48.6 million loss in 2010. As discussed above, impairment charges of $48.1 million negatively impacted operating income during 2010. Notwithstanding the impairment charges, operating income from comparable operations decreased approximately $2.5 million from 2009, as a result of a decrease in gross profit of approximately $3.3 million from reduced customer demand, partially offset by a decrease in SG&A expenses of approximately $0.8 million related to a decrease in variable costs associated with reduced business activity and overall discretionary spending discipline.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $202.7 million and $224.5 million for 2010 and 2009, respectively. The reduction in net interest expense during 2010 is primarily attributable to changes in the fair value of our interest rate swaps and a decrease of approximately $7.2 million in interest associated with our variable rate debt. We recognized $14.6 million and $0.1 million of unrealized gains on interest rate swaps in 2010 and 2009, respectively, such variability being primarily attributable to changes in forecasted market rates of interest underlying our determination of the fair market value of the interest rate swaps. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods. See Note 12 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.

Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gain was $66.8 million for 2010 compared to a net exchange loss of $23.9 million for 2009. Our net exchange gain for 2010 is substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange loss for 2009 is substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the year ended December 31, 2010, we recognized an income tax provision of $28.0 million, on pretax income of $49.5 million, resulting in an effective income tax rate of 56.6%. During the year ended December 31, 2009, we recognized an income tax benefit of $25.5 million, on a pretax loss of $39.6 million, resulting in an effective income tax rate of 64.4%.
The tax provision recognized in 2010 is the result of operating profits generated in our foreign operations and net exchange gains recognized in our domestic operations, partially offset by the tax benefit associated with an impairment of indefinite-lived intangible assets in our Science Education segment. Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2010 effective tax rate was negatively impacted.
The tax benefit in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.
Changes to our uncertain tax positions during 2010 and 2009 are described in Note 9 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
2009 Compared With 2008
Net Sales
The following table presents net sales by reportable segment for the years ended December 31, 2009 and 2008 and net sales decline by reportable segment from 2008 to 2009 (in millions):

	Year Ended December 31,
	2009	% Change	2008

North American Lab	$2,017.0	(3.6)%	$2,092.2
European Lab	1,407.2	(6.4)%	1,503.4
Science Education	137.0	(16.3)%	163.6

Total	$3,561.2	(5.3)%	$3,759.2

Net sales for 2009 decreased $198.0 million or 5.3% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $108.8 million while the acquisitions of Jencons, Spektrum, Omnilab, XGeek and OneMed (collectively the “2009/2008 Acquisitions”) increased net sales by approximately $25.5 million. Accordingly, net sales from comparable operations decreased approximately $114.7 million or 3.1% in 2009 from 2008.
Within our laboratory distribution businesses, net sales of consumable products, including chemicals, were flat in 2009 compared to 2008 while net sales of capital goods, including equipment, instruments and furniture experienced a mid to high-single digit decrease over the same period. Further, net sales to pharmaceutical and biotechnology customers experienced low single digit decreases during 2009 compared to 2008, while net sales to colleges and universities increased at about the same rate. Net sales to governmental entities were essentially unchanged while net sales to industrial customers experienced a mid single digit decrease.
Net sales in our North American Lab segment for 2009 decreased $75.2 million or 3.6% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $21.7 million. Accordingly, net sales from comparable operations decreased approximately $53.5 million or 2.6% in 2009 from 2008. Net sales in our European Lab segment for 2009 decreased $96.2 million or 6.4% from 2008. Changes in foreign currency exchange rates caused net sales to decrease by approximately $87.1 million while the 2009/2008 Acquisitions increased net sales by approximately $22.8 million. Accordingly, net sales from comparable operations decreased approximately $31.9 million or 2.1% in 2009 from 2008. We believe the comparable decreases in net sales across our laboratory distribution businesses are primarily a function of the global economic recession and the resulting decline in spending by the customers we serve.

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
Gross profit for 2009 decreased $49.8 million or 4.7% from 2008. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $35.1 million while the 2009/2008 Acquisitions increased gross profit by approximately $7.5 million. Accordingly, gross profit from comparable operations decreased approximately $22.2 million or 2.1% in 2009 from 2008. Reductions in comparable gross profit are largely due to decreases in sales volume across each of our operating segments. Our Science Education segment accounted for approximately 56% of the consolidated reduction in comparable gross profit.
Consolidated gross margin for 2009 increased approximately 20 basis points to 28.5% from 28.3% in 2008. Our laboratory businesses benefited from efficient pricing actions and, to a lesser extent, from a shift in product mix including an increase in sales of private-label products. In addition, we experienced tight supply conditions in a portion of our chemical product offerings, which did contribute to gross margin improvement in 2009. These benefits were mostly offset by product price increases from our suppliers and by increases in the cost of foreign-sourced goods, especially in our European Lab segment and at our Canadian operations within our North American Lab segment. Gross margin attributable to Science Education declined during 2009 from 2008 primarily as a result of a less favorable sales mix.
SG&A Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2009 and 2008 (in millions):

	Year Ended December 31,
	2009	2008

SG&A expenses	$806.8	$861.6
Percentage of net sales	22.7%	22.9%
SG&A expenses for 2009 decreased $54.8 million or 6.4% from 2008. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $32.3 million while the 2009/2008 Acquisitions increased SG&A expenses by approximately $6.4 million. Accordingly, SG&A expenses from comparable operations decreased approximately $28.9 million or 3.4% in 2009 from 2008. The comparable decrease in SG&A expenses reflects our implementation of cost reduction initiatives across all segments and is further influenced by decreases in net periodic pension costs, partially offset by increases in charges associated with implementing cost reduction initiatives.
Cost reductions were achieved primarily through personnel reductions, operating efficiencies and discretionary spending discipline. Pension costs associated with our primary defined benefit obligations decreased during 2009 primarily in North American Lab where we recognized $3.7 million of pension income in 2009, due to an increase in the expected return on pension plan assets, compared to $1.7 million of pension expense in 2008. Partially offsetting the decreases in SG&A expenses noted above, we recognized $11.4 million in charges associated with implementing cost reduction initiatives during 2009, such charges representing an increase of $7.2 million ($2.9 million in North American Lab, $4.1 million in European Lab and $0.2 million in Science Education) over the comparable 2008 period. See Note 10 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit obligations.

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

Operating income (loss) increased $397.1 million from a $188.3 million loss in 2008 to $208.8 million of income in 2009. Changes in foreign currency exchange rates caused operating income (loss) to decrease by approximately $2.8 million while the 2009/2008 Acquisitions increased operating income (loss) by approximately $1.1 million. As discussed above, impairment charges negatively impacted operating income (loss) by $392.1 million in 2008. The following table highlights the changes in operating income (loss) from 2008 to 2009 by segment (in millions):

	2008	Impairment of	Foreign currency
	operating	goodwill &	and the 2009/2008	Other (explained	2009 operating
	income (loss)	intangible assets	Acquisitions	below)	income (loss)

North American Lab	$(95.3)	$202.1	$(1.2)	$8.1	$113.7
European Lab	2.8	88.0	(0.5)	2.8	93.1
Science Education	(95.8)	102.0	—	(4.2)	2.0

	$(188.3)	$392.1	$(1.7)	$6.7	$208.8

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
Operating income in our European Lab segment for 2009 increased $90.3 million from 2008. Impairment charges of $88.0 million negatively impacted our operating income during 2008. Foreign currency and the 2009/2008 Acquisitions decreased operating income in 2009 by approximately $0.5 million. Accordingly, operating income increased approximately $2.8 million over 2008, from comparable operations. The increase for 2009 was primarily due to a $2.2 million increase in gross profit as a result of gross margin expansion and a $0.6 million decrease in SG&A expenses attributable to implemented cost saving initiatives, mostly offset by the increase in charges associated with cost saving initiatives.

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
Income Taxes
During the years ended December 31, 2009 and 2008, we recognized an income tax benefit of $25.5 million and $115.5 million, on pretax losses of $39.6 million and $450.1 million, respectively, resulting in an effective income tax benefit rate of 64.4% and 25.7%, respectively.
The higher tax benefit rate in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.
The tax benefit in 2008 primarily reflects tax benefits for the impairment charges associated with our indefinite-lived intangible assets. Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2008 tax benefit rate was negatively impacted.
Changes to our uncertain tax positions during 2009 and 2008 are described in Note 9 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
As of December 31, 2010, we had $142.1 million of cash and cash equivalents on hand and our compensating cash balance totaled $85.4 million. We had $2,757.7 million of outstanding indebtedness as of December 31, 2010, including $1,410.0 million of indebtedness under our Senior Secured Credit Facility, $713.0 million under our Senior Notes, $528.2 million under our Senior Subordinated Notes and $85.4 million of compensating cash indebtedness. We also had unused availability of $215.3 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of December 31, 2010.

Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. All borrowings under the multi-currency revolving loan facility bear interest at variable rates. The average borrowing outstanding under our multi-currency revolving loan facility during 2010 was approximately $23 million. From time-to-time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. For example, in January and February 2011, we made borrowings under our multi-currency revolving loan facility to fund our acquisition financing needs and, to a more limited extent, our debt service obligations. As of February 18, 2011, we had unused availability of approximately $127 million under our multi-currency revolving loan facility.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of December 31, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
We had the ability to elect to make non-cash payment-in-kind (“PIK”) interest elections under certain of our debt instruments. On June 25, 2009, we made an election to pay PIK interest on our Senior Notes for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we classified $35.0 million of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt. The Company did not make an election to pay PIK interest on its Senior Notes for the interest period ending on July 15, 2010, January 15, 2011 or July 15, 2011 and so it has or will satisfy the related interest payments with cash interest. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of $5.3 million and €1.9 million ($2.6 million on a U.S. dollar equivalent basis as of December 31, 2010) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates. We made these PIK interest elections in order to enhance our liquidity to fund acquisition and investment opportunities. There are no future eligible PIK interest elections under our debt instruments. See “Indebtedness — Senior Notes and Senior Subordinated Notes” section below for more information.
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
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature between 2014 and 2017, although the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Year Ended December 31,
	2010	2009	2008

Cash flow from operations, excluding working capital	$130.6	$133.9	$45.5
Cash flow from working capital changes, net	(8.3)	35.1	(36.8)

Cash flow from operations	$122.3	$169.0	$8.7

We generated $122.3 million of cash from operating activities during 2010 compared to $169.0 million and $8.7 million during 2009 and 2008, respectively. The decrease in operating cash flows from 2009 to 2010 is primarily due to increased investments in our working capital (due in part to growth in our business in 2010), partially offset by lower cash paid for interest. The increase in operating cash flows from 2008 to 2009 is primarily due to improvements in our working capital components (after consideration of our PIK interest deferrals) and lower cash paid for interest.
We paid cash interest of $167.2 million, $200.7 million and $242.8 million during 2010, 2009 and 2008, respectively. Cash interest decreased in 2010 from 2009 primarily as a result of our election to pay PIK interest of approximately $38.0 million under our Senior Notes for the semi-annual interest period ending in January 2010. Cash interest decreased from 2008 to 2009 primarily as a result of lower interest rates associated with our variable rate debt and, to a lesser extent, as a result of our elections to capitalize approximately $8.0 million of interest under our Senior Subordinated Notes, as discussed above.
Cash flows from working capital components, specifically trade accounts receivable and inventories, decreased in 2010 compared to 2009. This decrease in cash flows is generally attributable to an increase in commercial activity during 2010 after a decline in commercial activity during 2009 due to more challenging economic conditions, which significantly lowered our cash investment in certain working capital components during that year. For example, trade accounts receivable reflect a use of cash of $49.9 million during 2010 compared to a $12.2 million source of cash during 2009. Inventories reflect a use of $34.2 million during 2010, as, in addition to changes in commercial activity, we increased our inventories in an effort to expand our product offerings and develop our fulfillment capabilities in emerging markets, compared to 2009 when inventories provided $30.2 million of cash. Cash flows provided by trade accounts payable were $41.0 million and $18.1 million in 2010 and 2009, respectively. The increase in cash provided by trade accounts payable was primarily due to timing. Our cash disbursement routines follow a standardized process for payment, and so we may experience fluctuations in cash flows associated with trade accounts payable from period to period. Cash flow associated with other current assets decreased during the 2010 period primarily as a result of a change in timing associated with certain of our supplier rebates and further due to increased supplier rebates earned in 2010 compared to 2009.
We experienced generally favorable cash flows from working capital components in 2009 compared to 2008. For example, trade accounts receivable provided cash of $12.2 million during 2009 compared to an $11.7 million use of cash during 2008. In addition, the reduction in inventories in 2009 provided $30.2 million of cash compared to only $2.4 million during 2008. These improvements in our cash flows from trade accounts receivable and inventories are primarily attributable to a decline in commercial activity and, to a lesser extent, our continued focus on cash collections and inventory management. Lastly, our trade accounts payable in 2009 represented an $18.1 million source of cash as compared to a $22.3 million use of cash in 2008. The increase in cash provided by trade accounts payable was primarily due to timing.
Investing Activities
Net cash used in investing activities was $74.4 million, $38.1 million and $74.9 million during 2010, 2009 and 2008, respectively. The change in investing cash flows from period to period is primarily due to differences in the aggregate size and number of acquisitions completed. Net cash used in the 2010 period was primarily associated with the acquisitions of EBOS Lab and Labart and ongoing capital expenditures. Net cash used in the 2009 period was primarily associated with the acquisitions of OneMed and XGeek and ongoing capital expenditures, partially offset by the proceeds from sales of property and equipment. Net cash used in the 2008 period was primarily associated with the acquisitions of Jencons, Spektrum and Omnilab and ongoing capital expenditures, partially offset by proceeds from sales of property and equipment.
Capital expenditures increased in 2010 from 2009 reflecting incremental investments in facilities, infrastructure and information technology. Capital expenditures decreased in 2009 from 2008 partly due to timing of cash outflows and partly reflecting our desire to manage our resources prudently during the economic downturn. We anticipate approximately $50 million of capital expenditures in 2011 and ongoing annual expenditures ranging from $20 million to $40 million thereafter.
Financing Activities
Net cash used in financing activities was $22.3 million and $51.1 million during 2010 and 2009, respectively, while net cash provided by financing activities was $65.0 million during 2008. The decrease in cash used in 2010 from 2009 is primarily related to fluctuations in net repayments of debt.
Cash used in 2010 was primarily due to $23.2 million of net repayments of debt, mostly attributable to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility. Cash used in 2009 was primarily related to $41.5 million of net repayments of debt and $6.6 million paid to repurchase redeemable equity units. Cash provided during 2008 was primarily due to $62.5 million in net cash proceeds, drawn primarily from our Senior Secured Credit Facility and used to meet our debt service, acquisition financing and general working capital needs.

Schedule of Contractual Obligations
The following table details the Company’s contractual obligations as of December 31, 2010 (in millions):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Senior Secured Credit Facility — term loans	$1,388.8	$7.4	$28.4	$1,353.0	$—
Senior Secured Credit Facility — revolving facility	21.2	21.2	—	—	—
Senior Notes due 2015	713.0	—	—	713.0	—
Senior Subordinated Notes due 2017	528.2	—	—	—	528.2
Predecessor Senior Subordinated Notes due 2014	1.0	—	—	1.0	—
Interest (1)	927.1	186.7	374.1	281.1	85.2
Capital leases (2)	19.2	2.5	5.5	4.2	7.0
Operating leases (2)	157.0	32.6	43.6	22.3	58.5
Compensating cash balance and other debt (3)	86.3	86.3	—	—	—
Underfunded pension obligations (4)	53.1	1.9	4.4	4.7	42.1

Total	$3,894.9	$338.6	$456.0	$2,379.3	$721.0

(1)
For purposes of calculating interest above, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes and our interest rate swap arrangements were assumed to be unchanged from December 31, 2010. In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, were assumed to remain outstanding through the remaining term of the multi-currency revolving loan facility (2013).

(2)	See Notes 8 and 13 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for more information on our lease commitments.

(3)
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2010, our compensating cash balance was $85.4 million.

(4)
The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain underfunded pension obligations. These pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2010.

Noncurrent deferred income tax liabilities as of December 31, 2010 were $478.8 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $4.9 million, exclusive of interest and penalties, as of December 31, 2010. In addition, we do not provide for deferred income tax liabilities nor foreign withholding taxes on approximately $396.5 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2010, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and available credit under our Senior Secured Credit Facility will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $13.3 million at December 31, 2010.

Indebtedness
See Note 8 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.
Senior Secured Credit Facility. Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 million ($785.9 million on a U.S. dollar equivalent basis as of December 31, 2010), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.9 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
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
As of December 31, 2010, an aggregate U.S. dollar equivalent of $21.2 million was outstanding under the multi-currency revolving loan facility as a result of £13.7 million outstanding in revolving loans. In addition, we had $13.5 million of undrawn letters of credit outstanding. As of December 31, 2010, we had $215.3 million of available borrowing capacity under the multi-currency revolving loan facility.
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments commencing on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 million on the outstanding term loans in March 2010. The excess cash flow payment has been and will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011. We classified the excess cash flow payment within the short term portion of debt in our balance sheet as of December 31, 2009.
As of December 31, 2010, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.76% and 3.30%, respectively, which include a variable margin of 2.5%, and amounts drawn under the multi-currency revolving loan facility bear interest at a rate of 2.84%. As of December 31, 2010, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling.
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
The Senior Notes, which amount to $713.0 million as of December 31, 2010, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we have classified $35.0 million of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt in our balance sheet. The Company did not make an election to pay PIK Interest for any of the remaining PIK Interest eligible periods and so it has or will satisfy the related interest payments with Cash Interest.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($169.5 million on a U.S. dollar equivalent basis as of December 31, 2010) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. On any interest payment date through and including March 31, 2010, the Company had the option to capitalize a portion of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 million and €1.9 million ($2.6 million on a U.S. dollar equivalent basis as of December 31, 2010) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates.
Interest Rate Swap Arrangements. Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007 and mature on December 31, 2012 for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 million (the “USD Swap”) and €300.0 (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 million through December 29, 2011 and carries a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 31, 2012. Beginning on December 31, 2007, the notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011 and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 31, 2012. Under the USD Swap and Euro Swap, the Company receives monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and pay monthly interest at a fixed rate of 5.40% and 4.55%, respectively.
As of December 31, 2010, the interest rate swaps effectively convert $325.0 million of variable rate U.S. dollar-denominated debt and €220.0 million ($294.0 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.
The aggregate fair value of the interest rate swaps as of December 31, 2010 was a liability of $35.2 million and is reflected in other long-term liabilities. During the years ended December 31, 2010 and 2009, we recognized non-cash net unrealized gains on our swaps of $14.6 million and $0.1 million, respectively, as a component of interest expense. See Note 12 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a further discussion of our interest rate swap arrangements.
Compensating Cash Balance. Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. The borrowings drawn by our foreign subsidiaries from local banks are limited in aggregate by certain covenants contained within the Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2010, our compensating cash balance was $85.4 million.
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

Goodwill and Intangible Assets. We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2010. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger and acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names and are not amortized.
We believe that accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life, to apply the impairment testing model required by U.S. GAAP and, when necessary, to determine various related fair value measurements.
We re-evaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
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
Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1st of each year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”), used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.
The fair value of our indefinite-lived intangible assets was determined using a discounted cash flow approach which incorporates an estimated royalty rate and discount rate (among other estimates) applicable to trademarks and tradenames.
The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We select an acquisition control premium by referring to historical control premiums observed in the marketplace. We believe the estimates and assumptions used in the valuation methods are reasonable.
2010 Assessments
We observed a material decline in the operating results of our Science Education reporting unit during the seasonally-significant third calendar quarter of 2010, such decline representing a significant shortfall against both budgeted and prior period performance. The financial results of this reporting unit have been negatively impacted by a continued reduction in spending by schools in response to the prolonged negative economic conditions in the United States and the resultant uncertainty in state and local sources of funding and, to a lesser extent, reductions in international order flow. In addition, we observed a continued tendency on the part of state educational institutions to defer adopting new textbooks, negatively impacting Science Education’s ability to capitalize on the related publisher kitting business. These developments led management to reduce forecasted sales and profitability for this reporting unit for the remainder of 2010 and the next several years. Accordingly, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2010.

We first determined that the fair value of Science Education’s indefinite-lived intangible assets was $18.7 million as of September 30, 2010, and when compared to its carrying value of $30.0 million, we recognized a pre-tax impairment of $11.3 million. As of September 30, 2010, any further decrease in the fair value of our Science Education’s trademarks and tradenames would result in additional impairment charges. We next evaluated the recoverability of Science Education’s amortizable intangible assets by comparing the carrying value of the asset group to its estimated undiscounted future cash flows expected to be generated. As the undiscounted future cash flows of the Science Education asset group, over its expected remaining useful life, exceeded their carrying value as of September 30, 2010, there was no indication of a lack of recoverability and therefore no impairment was measured. We then commenced a two-step impairment test of Science Education’s goodwill, which had a carrying value of $36.8 million prior to this test. In Step 1, the carrying value of the Science Education reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, our calculation revealed the implied fair value of Science Education’s goodwill was zero and, accordingly, we recognized an impairment of the entire $36.8 million carrying value of goodwill as of September 30, 2010. As a result of the interim impairment tests, we recognized aggregate pre-tax impairment charges of $48.1 million during the three months ended September 30, 2010.
As of our latest annual assessment of our indefinite-lived intangible assets and goodwill on October 1, 2010, we determined that there was no measured impairment of our North American Lab and European Lab indefinite-lived intangible assets and that the estimated fair values of our North American Lab and European Lab reporting units each exceeded its respective carrying values. Accordingly, no impairment was recognized. For our annual assessment of goodwill, the amount by which the estimated fair value exceeded its carrying value was approximately $250 million in our North American Lab reporting unit and approximately $525 million in our European Lab reporting unit. For our annual assessment of indefinite-lived intangible assets, the amount by which the estimated fair value exceeded its carrying value was approximately $8 million in our North American Lab reporting unit and approximately $70 million in our European Lab reporting unit. In connection with our interim and annual impairment tests, we re-affirmed that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
The carrying value of goodwill and intangible assets as of December 31, 2010 was $948.7 million and $1,058.1 million, respectively, for North American Lab, $808.4 million and $672.8 million, respectively, for European Lab and $0.0 million and $127.3 million, respectively, for Science Education. As of December 31, 2010, we determined that there were no impairments of our goodwill or intangible assets in any of our reporting units.
Should our planned revenue or cash flow growth or market conditions be adversely affected due to, among other things, ongoing or worsening recessionary or other macroeconomic pressures; or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions; additional impairment charges against goodwill and intangible assets may be required. Since we recognized impairments on our indefinite-lived intangible assets at each of our reporting units in 2008 and again in 2010 for our Science Education reporting unit, we will likely incur additional impairment charges if we experience any decrease in the fair value of these assets going forward.
2009 and 2008 Assessments
See Note 3 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our assessments prior to 2010.
Interest Rate Swap Valuations. We apply the fair value provisions of U.S. GAAP to our interest rate swap arrangements. We determine the fair value of all of our interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap valuation measurements within Level 2 of the valuation hierarchy. We consider our interest rate swap valuations to be a critical accounting policy as we do not apply hedge accounting and therefore changes in fair value are recognized as a component of income or loss each period. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2010.

As of December 31, 2010, the incorporation of credit spreads into our discounted cash flow model had the effect of lowering the fair value (liability) of our interest rate swap arrangements by $1.2 million. As of December 31, 2010, a 100 basis point (or 1.00%) improvement (deterioration) in our own credit spread would have had the impact of increasing (decreasing) our liability for interest rate swaps by approximately $0.3 million. As of December 31, 2010, counterparty credit spread did not have a material impact on the fair value of our interest rate swaps. See Note 12 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swaps.
Accounts Receivable and Reserves. The carrying amount of trade accounts receivable includes a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. During 2010, bad debt expense was $2.5 million.
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
Pension Plans. We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly. See Note 10 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit pension plans.
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
We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities and estimates of the amount of future taxable income, if any. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates. See Note 9 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on income taxes.

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
New Accounting Standards
See Note 2 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a complete description of new accounting standards, including those standards adopted as of December 31, 2010 and to be adopted in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our Senior Secured Credit Facility contains variable interest rates, which exposes the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps. As of December 31, 2010, our two interest rate swaps effectively convert $325.0 million of variable rate U.S. dollar-denominated debt and €220.0 million ($294.0 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. As of December 31, 2010, an instantaneous 100 basis point (or 1.00%) change in the variable rates for the Senior Secured Credit Facility would, on an annualized basis, impact interest expense by approximately $7.9 million on a pre-tax basis and inclusive of our interest rate swaps. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K for more information on our variable rate debt and our interest rate swap arrangements.
Foreign Currency Exchange Rate Risk
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10.00% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our operating income by approximately $7.7 million. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.
Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. These activities have not been material to our consolidated financial statements. Due to recent volatility in global capital and credit markets, our availability to enter into new derivative financial instruments has been limited and may continue to be limited; consequently, our future results of operations may be subject to increased variability. See Note 12 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our hedging programs.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2010 would have impacted our exchange gain or loss by approximately $83.8 million on a pre-tax basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page 39. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2011

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$142.1	$124.4
Compensating cash balance	85.4	105.0
Trade accounts receivable, less reserves of $9.1 and $10.8, respectively	512.0	471.3
Other receivables	45.2	28.9
Inventories	293.0	263.6
Other current assets	28.4	24.0

Total current assets	1,106.1	1,017.2
Property and equipment, net	194.2	191.4
Goodwill	1,757.1	1,833.0
Other intangible assets, net	1,858.2	1,986.7
Deferred income taxes	9.8	12.6
Other assets	76.0	86.4

Total assets	$5,001.4	$5,127.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$117.4	$152.4
Accounts payable	406.0	378.2
Accrued expenses	206.5	158.2

Total current liabilities	729.9	688.8
Long-term debt and capital lease obligations	2,640.3	2,719.3
Other long-term liabilities	137.2	135.3
Deferred income taxes	478.8	495.5

Total liabilities	3,986.2	4,038.9
Redeemable equity units	50.0	45.8
Commitments and contingences (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.2	1,361.7
Accumulated deficit	(376.2)	(397.7)
Accumulated other comprehensive (loss) income	(19.8)	78.6

Total stockholders’ equity	965.2	1,042.6

Total liabilities, redeemable equity units and stockholders’ equity	$5,001.4	$5,127.3

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions)

	Year Ended December 31,
	2010	2009	2008

Net sales	$3,638.7	$3,561.2	$3,759.2
Cost of goods sold	2,599.8	2,545.6	2,693.8

Gross profit	1,038.9	1,015.6	1,065.4
Selling, general and administrative expenses	805.4	806.8	861.6
Impairments of goodwill and intangible assets	48.1	—	392.1

Operating income (loss)	185.4	208.8	(188.3)
Interest income	1.9	2.3	5.7
Interest expense	(204.6)	(226.8)	(289.6)
Other income (expense), net	66.8	(23.9)	22.1

Income (loss) before income taxes	49.5	(39.6)	(450.1)
Income tax (provision) benefit	(28.0)	25.5	115.5

Net income (loss)	$21.5	$(14.1)	$(334.6)

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
(In millions, except share data)
For the Years Ended December 31, 2010, 2009, and 2008

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Balance at January 1, 2008	1,000	$—	$1,360.2	$(49.0)	$96.1	$1,407.3
Capital contributions from parent	—	—	2.3	—	—	2.3
Share-based compensation expense associated with our parent company equity plan	—	—	3.8	—	—	3.8
Reclassifications of redeemable equity units	—	—	(5.9)	—	—	(5.9)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(334.6)	—	(334.6)
Other comprehensive loss	—	—	—	—	(64.5)	(64.5)

Total comprehensive loss						(399.1)

Balance at December 31, 2008	1,000	—	1,360.4	(383.6)	31.6	1,008.4
Capital contributions from parent	—	—	1.4	—	—	1.4
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassifications of redeemable equity units	—	—	(3.5)	—	—	(3.5)
Comprehensive (loss) income (Note 2(r)):
Net loss	—	—	—	(14.1)	—	(14.1)
Other comprehensive income	—	—	—	—	47.0	47.0

Total comprehensive income						32.9

Balance at December 31, 2009	1,000	—	1,361.7	(397.7)	78.6	1,042.6
Capital contributions from parent	—	—	1.7	—	—	1.7
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassification of redeemable equity units	—	—	(5.6)	—	—	(5.6)
Comprehensive income (loss) (Note 2(r)):
Net income	—	—	—	21.5	—	21.5
Other comprehensive loss	—	—	—	—	(98.4)	(98.4)

Total comprehensive loss						(76.9)

Balance at December 31, 2010	1,000	$—	$1,361.2	$(376.2)	$(19.8)	$965.2

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$21.5	$(14.1)	$(334.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116.5	116.6	116.1
Net unrealized translation (gain) loss	(65.1)	26.5	(30.1)
Net unrealized (gain) loss on interest rate swaps	(14.6)	(0.1)	35.4
Impairments of goodwill and intangible assets	48.1	—	392.1
Non-cash payment-in-kind interest accretion	3.0	43.0	—
Non-cash equity compensation expense	3.4	3.4	3.8
Amortization of debt issuance costs	9.6	9.6	9.6
Deferred income tax provision (benefit)	1.2	(58.4)	(150.9)
Other, net	7.0	7.4	4.1
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(49.9)	12.2	(11.7)
Inventories	(34.2)	30.2	2.4
Other current and non-current assets	(20.2)	(4.3)	(0.1)
Accounts payable	41.0	18.1	(22.3)
Accrued expenses and other liabilities	55.0	(21.1)	(5.1)

Net cash provided by operating activities	122.3	169.0	8.7

Cash flows from investing activities:
Acquisitions of businesses and other intangible assets	(32.8)	(17.9)	(54.2)
Capital expenditures	(41.6)	(23.9)	(29.7)
Proceeds from sales of property and equipment	—	3.7	9.0

Net cash used in investing activities	(74.4)	(38.1)	(74.9)

Cash flows from financing activities:
Proceeds from debt	115.0	268.3	381.7
Repayment of debt	(138.2)	(309.8)	(319.2)
Net change in bank overdrafts	(18.9)	(0.1)	14.7
Net change in compensating cash balance	19.6	(4.3)	(13.3)
Proceeds from equity incentive plans	1.7	1.4	2.3
Debt issuance costs	—	—	(1.2)
Repurchase of redeemable equity units	(1.5)	(6.6)	—

Net cash (used in) provided by financing activities	(22.3)	(51.1)	65.0

Effect of exchange rate changes on cash	(7.9)	2.6	(1.8)

Net increase (decrease) in cash and cash equivalents	17.7	82.4	(3.0)
Cash and cash equivalents beginning of period	124.4	42.0	45.0

Cash and cash equivalents end of period	$142.1	$124.4	$42.0

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share data)
(1) Background and Nature of Operations
VWR Funding, Inc. (the “Company,” “we,” “us,” or “our”) offers products and services through its wholly-owned subsidiary, VWR International, LLC (“VWR”), and VWR’s subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, clinical and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment.
Until June 2007, the Company was owned by affiliates of Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, the Company was acquired from CD&R by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and the related transactions, the Company became a direct, wholly-owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly-owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) beneficially own approximately 75% of our outstanding common stock through their ownership interests in Holdings.
As a result of the Merger, our assets and liabilities were adjusted to their estimated fair values as of June 30, 2007. This resulted in a significant increase in the carrying value of our identifiable intangible assets and goodwill. In addition, we revalued our pension obligations, recorded significant deferred tax liabilities and certain deferred tax assets and we incurred substantial additional indebtedness.
In preparation of this Annual Report on Form 10-K, we evaluated subsequent events from December 31, 2010 through the date of issuance.
(2) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets (Note 3), the fair value of our financial instruments (Note 12), the need for valuation allowances on deferred taxes (Note 9) and the discount rates and expected return on plan assets (Note 10), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when we believe relevant facts and circumstances warrant an adjustment. Recent adverse economic conditions, illiquid credit markets, volatile equity and foreign currency markets, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continued changes in the economic environment will be reflected in our consolidated financial statements in future periods.
(b) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc. and its subsidiaries after elimination of all intercompany balances and transactions. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. The consolidated financial statements exclude the accounts of Holdings and VWR Investors, but include Holdings’ investment cost basis allocated to assets and liabilities acquired in the Merger.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(c) Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations, except for gains and losses associated with the purchase of inventories and related derivative financial instruments, which are reported in costs of goods sold within our statements of operations (see Note 12(c)).
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to foreign currency risk, principally with respect to the Euro. An instantaneous 10.00% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2010 would have impacted our exchange gains or losses by approximately $83.8 on a pre-tax basis.
Foreign currency exchange gains and losses included in other income (expense), net were as follows:

	Year Ended December 31,
	2010	2009	2008

Exchange gains (losses), net	$66.8	$(23.9)	$22.1
During the years ended December 31, 2010, 2009, and 2008, we recorded foreign currency exchange gains (losses) based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the Euro against the British pound sterling during such time periods. Our net exchange gains for the years ended December 31, 2010 and 2008 are substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange losses for the year ended December 31, 2009 are substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar.
(d) Cash and Cash Equivalents
Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Our cash and cash equivalents primarily consisted of Euro-denominated overnight deposits and investments in money market funds. The amount of restricted cash was $0.8 and $0.2 as of December 31, 2010 and 2009, respectively.
While our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we classify a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our global cash pooling arrangement, as a compensating cash balance separate from cash and cash equivalents. Due to the nature of these bank overdraft positions, amounts have been classified within the short-term portion of debt as of each period end.
(e) Trade Accounts Receivable
The carrying amount of trade accounts receivable includes a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.
Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2010 and 2009.

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

	December 31,
	2010	2009

Percent using LIFO method	54%	55%
Amount less than current cost	$11.4	$9.9
(g) Property and Equipment
Property and equipment are recorded at cost. Property and equipment held under capital leases are recorded at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the following estimated useful lives: buildings and improvements ranges from 10 to 40 years; equipment and software ranges from 3 to 15 years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.
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
(i) Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of net assets acquired in connection with the Merger and acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and trade names and are not amortized.
We re-evaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and trade names have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
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
Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1st of each year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”), used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Impairment losses associated with goodwill and intangible assets were recorded in 2010 and 2008. No impairment losses were recognized during 2009. See Note 3.
(j) Advertising
We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2010 and 2009 were $5.4 and $5.7, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods.

	Year Ended December 31,
	2010	2009	2008

Advertising expense	$21.8	$21.8	$24.9
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(m) Insurance
We maintain commercial insurance programs with third parties in the areas of executive risk, commercial property, business interruption and casualty (including product liability). We also self-insure certain risks inherent in our business which, taken together with the deductible levels and exclusions contained within our third party programs, results in our recording of accruals for incurred claims. Our ultimate exposure may be mitigated by amounts we expect to recover from third parties associated with such claims.
(n) Pensions and Other Postretirement Plans
We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and health care. Benefits are accrued over the employees’ service periods. The Company is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets are not recognized in earnings as they occur but, rather, systematically over subsequent periods. See Note 10.
(o) Share-Based Compensation
The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. Share-based compensation expense that has been included in selling, general and administrative (“SG&A”) expenses amounted to $3.4, $3.4, and $3.8 for the years ended December 31, 2010, 2009, and 2008, respectively.
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
(q) Asset Retirement Obligations
A liability for an asset retirement obligation is recognized at fair value in the period when the asset is placed in service. The fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value or the estimate of the obligation at the asset retirement date. The accretion charge is reflected as a component of SG&A expenses. A corresponding retirement asset equal to the fair value of the retirement obligation when the asset is placed in service is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. Our conditional asset retirement obligations primarily relate to restoration costs for leased facilities, including the removal of certain leasehold improvements. Costs related to our asset retirement obligations have not been material.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(r) Comprehensive (Loss) Income
Other comprehensive (loss) income components include foreign currency translation adjustments, pension and other postretirement benefit plan adjustments and realized and unrealized (losses) gains on derivatives. Accumulated other comprehensive (loss) income, net of tax, consists of:

	December 31,
	2010	2009

Foreign currency translation adjustments	$(12.6)	$78.5
Realized loss on derivatives, net of taxes of $3.9 and $5.9	(7.3)	(10.5)
Unrealized loss on derivatives, net of taxes of $0.4 in 2010	(1.0)	(0.2)
Retirement benefit plans, net of taxes of $4.2 and $9.1	1.1	10.8

	$(19.8)	$78.6

Comprehensive (loss) income is determined as follows:

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$21.5	$(14.1)	$(334.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(91.1)	68.4	(107.2)
Benefit plan adjustments, net of tax(1)	(9.7)	(19.6)	32.1
Unrealized (loss) gain on derivatives, net of tax(2)	(0.8)	(3.7)	8.7
Amortization of realized losses on derivatives, net of tax(3)	3.2	3.2	1.9
Amortization of net actuarial gain, net of tax(4)	—	(1.3)	—

Comprehensive (loss) income	$(76.9)	$32.9	$(399.1)

(1)	Benefit plan adjustments are net of taxes of $4.9, $12.4, and $22.0 for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)	Unrealized (loss) gain on derivatives is net of taxes of $0.4, $1.5, and $5.5 for the years ended December 31, 2010, 2009, and 2008, respectively.

(3)	Amortization of realized losses on derivatives is net of taxes of $2.0, $2.2, and $1.5 for the years ended December 31, 2010, 2009, and 2008, respectively.

(4)	Amortization of net actuarial gain is net of taxes of $0.9 for the year ended December 31, 2009.
(s) Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008

Cash paid for interest	$167.2	$200.7	$242.8
Cash paid for income taxes, net	24.1	32.7	28.1
See Note 8(e) for information on non-cash capital lease additions during the years ended December 31, 2010 and 2009.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(t) New Accounting Standards
The following accounting standard was adopted during 2010:
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This updated guidance requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the additional Level 3 activity on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Our adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and we do not expect the adoption of the remaining guidance to have a material impact on our consolidated financial statements.
The following accounting standard will be adopted in the future:
Revenue Recognition
In October 2009, the FASB issued updated revenue recognition guidance which eliminates the requirement that all undelivered elements have vendor specific objective evidence of selling price or third party evidence of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This update is effective for the Company on January 1, 2011 and will be applied prospectively for revenue arrangements entered into or materially modified after this date. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.
(3) Impairments of Goodwill and Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet, as a result of the Merger and acquisitions subsequent to the Merger. These assets are evaluated periodically for impairment under US GAAP as further described in Note 2(i).
(a) 2010 Assessments
Annual Assessment — As of our latest annual assessment of our indefinite-lived intangible assets and goodwill on October 1, 2010, we determined that there was no measured impairment of our North American Lab and European Lab indefinite-lived intangible assets and that the estimated fair values of our North American Lab and European Lab reporting units each exceeded its respective carrying values. Accordingly, no impairment was recognized. For our annual assessment of goodwill, the amount by which the estimated fair value exceeded its carrying value was approximately $250 in our North American Lab reporting unit and approximately $525 in our European Lab reporting unit. For our annual assessment of indefinite-lived intangible assets, the amount by which the estimated fair value exceeded its carrying value was approximately $8 in our North American Lab reporting unit and approximately $70 in our European Lab reporting unit. In connection with our interim and annual impairment tests, we re-affirmed that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
Interim Assessments — We observed a material decline in the operating results of our Science Education reporting unit during the seasonally-significant third calendar quarter of 2010, such decline representing a significant shortfall against both budgeted and prior period performance. The financial results of this reporting unit have been negatively impacted by a continued reduction in spending by schools in response to the prolonged negative economic conditions in the United States and the resultant uncertainty in state and local sources of funding and, to a lesser extent, reductions in international order flow. In addition, we observed a continued tendency on the part of state educational institutions to defer adopting new textbooks, negatively impacting Science Education’s ability to capitalize on the related publisher kitting business. These developments led management to reduce forecasted sales and profitability for this reporting unit for the remainder of 2010 and the next several years. Accordingly, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2010.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
We first determined that the fair value of Science Education’s indefinite-lived intangible assets was $18.7 as of September 30, 2010, and when compared to its carrying value of $30.0, we recognized a pre-tax impairment of $11.3. As of September 30, 2010, any further decrease in the fair value of our Science Education’s trademarks and tradenames would result in additional impairment charges. We next evaluated the recoverability of Science Education’s amortizable intangible assets by comparing the carrying value of the asset group to its estimated undiscounted future cash flows expected to be generated. As the undiscounted future cash flows of the Science Education asset group, over its expected remaining useful life, exceeded their carrying value as of September 30, 2010, there was no indication of a lack of recoverability and therefore no impairment was measured. We then commenced a two-step impairment test of Science Education’s goodwill, which had a carrying value of $36.8 prior to this test. In Step 1, the carrying value of the Science Education reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, our calculation revealed the implied fair value of Science Education’s goodwill was zero and, accordingly, we recognized an impairment of the entire $36.8 carrying value of goodwill as of September 30, 2010. As a result of the interim impairment tests, we recognized aggregate pre-tax impairment charges of $48.1 during the three months ended September 30, 2010.
Should our planned revenue or cash flow growth or market conditions be adversely affected due to, among other things, ongoing or worsening recessionary or other macroeconomic pressures; or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions; additional impairment charges against goodwill and indefinite-lived intangible assets may be required. See Note 12(e) for a discussion of our non-recurring fair value measurements made in connection with our impairment testing of goodwill and intangible assets as of September 30 and October 1, 2010.
(b) 2009 Assessments
Annual Assessment — Our annual assessment of indefinite-lived intangible assets and goodwill on October 1, 2009 determined that there was no measured impairment of our indefinite-lived intangible assets and that the estimated fair values of our North American Lab and European Lab reporting units each exceeded its respective carrying value. Accordingly, no impairment was recognized. The amount by which the estimated fair value exceeded its carrying value was approximately $90 in our North American Lab reporting unit and was approximately $300 in our European Lab reporting unit.
Interim Assessments — We observed a decline in the operating results of Science Education during the seasonally-significant third calendar quarter of 2009. We were also aware of the reduction in spending by schools due to the general economic conditions in the United States and the impact that unresolved state budgets have had on results and, accordingly, as of September 30, 2009, we reduced forecasted sales in the near term. As a result, we performed an interim impairment test of Science Education’s goodwill and intangible assets as of September 30, 2009. We determined that there was no measured impairment of the intangible assets. Our evaluation of reporting unit goodwill revealed a failure of Step 1. However, our Step 2 measurement of the implied fair value of goodwill exceeded the carrying value of goodwill primarily as a result of a decrease in the fair value of amortizable intangible assets. Accordingly, we did not recognize any impairment charges.
The December 2009 German appellate court ruling on our and Merck KGaA’s appeal of the German Federal Cartel Office’s order relating to our exclusive European Distribution Agreement had the potential to negatively affect our operations in Germany (see Note 13(b)). Consequently, we tested the recoverability of our chemical supply agreement intangible asset, relating to the entire geographic scope of the European Distribution Agreement, as of December 31, 2009 (see Note 4). There was no impairment recognized, as the fair value exceeded the respective carrying value.
See Note 12(e) for a discussion of our non-recurring fair value measurements made in connection with our impairment testing of goodwill and intangible assets as of September 30, October 1 and December 31, 2009.
(c) 2008 Assessments
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
These impairment charges reduced the carrying value of our reporting units during the fourth quarter of 2008 as follows:

	North	European	Science
	American Lab	Lab	Education	Total
Asset category:
Indefinite-lived intangible assets	$106.6	$88.0	$39.0	$233.6
Goodwill	95.5	—	63.0	158.5

Total impairment charges	$202.1	$88.0	$102.0	$392.1

(4) Goodwill and Other Intangible Assets
The following table reflects changes in the carrying value of goodwill by segment:

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2009:
Goodwill	$1,011.2	$832.5	$99.5	$1,943.2
Accumulated impairment losses	(95.5)	—	(63.0)	(158.5)

	915.7	832.5	36.5	1,784.7
Acquisitions (Note 5)	—	4.6	—	4.6
Currency translation changes	9.4	29.9	—	39.3
Other	4.8	(0.4)	—	4.4

Balance at December 31, 2009:
Goodwill	1,025.4	866.6	99.5	1,991.5
Accumulated impairment losses	(95.5)	—	(63.0)	(158.5)

	929.9	866.6	36.5	1,833.0
Acquisitions (Note 5)	13.3	1.6	—	14.9
Goodwill impairment charges (Note 3)	—	—	(36.8)	(36.8)
Currency translation changes	4.3	(60.8)	—	(56.5)
Other	1.2	1.0	0.3	2.5

Balance at December 31, 2010:
Goodwill	1,044.2	808.4	99.8	1,952.4
Accumulated impairment losses	(95.5)	—	(99.8)	(195.3)

	$948.7	$808.4	$—	$1,757.1

During the year ended December 31, 2009, we reclassified $6.6 from goodwill to identifiable intangible assets relating to customer relationships and other amortizable intangible assets in our European Lab segment as a result of our finalization of purchase accounting for acquisitions completed in 2008. The other adjustments for 2010 and 2009 primarily represent inconsequential corrections of errors related to various consolidation adjustments associated with and for periods prior to the Merger. Management believes that the corrections are inconsequential to any previously reported annual or interim consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Other intangible assets for each of the reporting periods is shown in the table below:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$765.8	$132.3	$633.5	$750.9	$93.8	$657.1
European Lab	478.2	84.7	393.5	513.2	64.1	449.1
Science Education	131.2	23.1	108.1	131.2	16.4	114.8
Chemical supply agreement	53.4	26.7	26.7	57.5	20.6	36.9
Other	16.6	9.1	7.5	19.0	7.9	11.1

Total amortizable intangible assets	1,445.2	275.9	1,169.3	1,471.8	202.8	1,269.0
Indefinite-lived intangible assets:
Trademarks and tradenames	688.9	—	688.9	717.7	—	717.7

Total intangible assets	$2,134.1	$275.9	$1,858.2	$2,189.5	$202.8	$1,986.7

During the year ended December 31, 2010, we recognized customer relationship and other amortizable intangible assets associated with our purchase of EBOS Lab and Labart with an aggregate gross carrying amount of $13.5 (Note 5). During the year ended December 31, 2010, we recognized an impairment of $11.3 related to the indefinite-lived trademarks and tradenames of our Science Education reporting unit (Note 3).
As of December 31, 2010, the weighted average amortization periods for customer relationships in North American Lab, European Lab, and Science Education were 19.8 years, 19.5 years, and 20.0 years, respectively. The weighted average amortization periods for the chemical supply agreement, other amortizable intangible assets and total amortizable intangible assets were 7.0 years, 5.3 years and 19.4 years, respectively.
The following table shows amortization expense for each of the reporting periods:

	Year Ended December 31,
	2010	2009	2008

Amortization expense	$81.6	$81.6	$82.4
The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year ended December 31:
2011	$82.2
2012	80.5
2013	78.5
2014	74.5
2015	70.5
Thereafter	783.1

$1,169.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(5) Acquisitions
Our results of operations for the years ended December 31, 2010, 2009, and 2008 includes the effects of certain business combinations and acquisitions (collectively, the “Acquisitions”) noted below:
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
•
On September 1, 2010, we acquired the scientific distribution businesses of EBOS Group Limited (collectively “EBOS Lab”). EBOS Lab distributes general laboratory supplies and life science products in Australia and New Zealand.

•	On September 1, 2010, we acquired Labart sp. z o.o. (“Labart”), a scientific laboratory supply distributor operating in Poland.
The results of EBOS Lab have been included in our North American Lab segment from September 1, 2010. The results of Jencons, Spektrum, Omnilab, OneMed and Labart have been included in the European Lab segment from the dates of acquisition. The results of XGeek have been included in our Science Education segment from October 1, 2009. The purchase price allocation for the acquisitions of EBOS Lab and Labart are preliminary and may be adjusted in 2011, although we are unaware of any information that would cause the final allocations to differ materially from preliminary estimates. The Acquisitions were funded through a combination of cash and cash equivalents on hand and, to a limited extent, incremental borrowings made under the Company’s Senior Secured Credit Facility. The accumulated excess of the purchase price over the fair value of the acquired net assets of the Acquisitions is summarized below:

Purchase price	$103.4
Net tangible assets acquired	(7.6)
Intangible assets acquired, other than goodwill	(43.4)

Goodwill	$52.4

On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic manufacturer and supplier of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production. AMRESCO has annual net sales of approximately $50. The acquisition of AMRESCO was funded through a borrowing made under our Senior Secured Credit Facility.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(6) Property and Equipment
Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2010	2009

Land	$18.4	$16.6
Buildings and improvements	116.2	112.2
Equipment and computer software	152.9	128.7
Capital additions in process	9.4	13.4

	296.9	270.9
Less accumulated depreciation	(102.7)	(79.5)

Property and equipment, net	$194.2	$191.4

Depreciation expense, including amortization of assets recorded under capital leases, for each of the reporting periods is shown in the table below:

	Year Ended December 31,
	2010	2009	2008

Depreciation expense	$34.9	$35.0	$33.7
(7) Accrued Expenses
The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2010	2009

Other accrued expenses	$89.1	$69.1
Employee-related accruals	61.1	63.8
Accrued interest	33.9	0.2
Deferred income taxes	8.6	12.0
Income taxes payable	11.8	8.2
Cost reduction-related accruals	2.0	4.9

	$206.5	$158.2

As discussed in Note 8(b), we classified $35.0 of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt in the accompanying balance sheet.
The Company has undertaken cost reduction initiatives at acquired businesses, and from time to time, outside the context of an acquisition. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statements of operations during the year ended December 31, 2010, 2009, and 2008 were $3.1, $11.4, and $4.2, respectively. As of December 31, 2010 and 2009, $2.0 and $4.9, respectively, of our aggregate liabilities are included in accrued expenses and $5.9 and $4.0, respectively, are included in other long-term liabilities.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(8) Debt
The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed in part by the issuance of senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 (the “Senior Secured Credit Facility”), $675.0 aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (“Senior Notes”) and the issuance of $353.3 and €125.0 aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (“Senior Subordinated Notes”). The following is a summary of our debt obligations as of each period end:

	December 31,
	2010	2009

Senior Secured Credit Facility	$1,410.0	$1,495.3
Senior Notes	713.0	710.0
Senior Subordinated Notes	528.2	541.4
Compensating cash balance	85.4	105.0
Capital leases	19.2	17.9
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	0.9	1.1

Total debt	2,757.7	2,871.7
Less short-term portion	(117.4)	(152.4)

Total long term-portion	$2,640.3	$2,719.3

The following table summarizes the principal maturities of our debt as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Senior Secured Credit Facility — term loans	$7.4	$14.2	$14.2	$1,353.0	$—	$—	$1,388.8
Senior Secured Credit Facility — revolving facility	21.2	—	—	—	—	—	21.2
Senior Notes	—	—	—	—	713.0	—	713.0
Senior Subordinated Notes	—	—	—	—	—	528.2	528.2
Compensating cash balance	85.4	—	—	—	—	—	85.4
Capital leases	2.5	2.7	2.8	2.6	1.6	7.0	19.2
Predecessor Senior Subordinated Notes	—	—	—	1.0	—	—	1.0
Other debt	0.9	—	—	—	—	—	0.9

Total debt	$117.4	$16.9	$17.0	$1,356.6	$714.6	$535.2	$2,757.7

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 ($785.9 on a U.S. dollar equivalent basis as of December 31, 2010), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.9 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
As of December 31, 2010, an aggregate U.S. dollar equivalent of $21.2 was outstanding under the multi-currency revolving loan facility as a result of £13.7 outstanding in revolving loans. In addition, we had $13.5 of undrawn letters of credit outstanding. As of December 31, 2010, we had $215.3 of available borrowing capacity under the multi-currency revolving loan facility.
Maturity; Prepayments
The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments which commenced on September 30, 2009 equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 on the outstanding term loans in March 2010. The excess cash flow payment has been and will be applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011. We classified the excess cash flow payment within the short term portion of debt in the accompanying balance sheet as of December 31, 2009.
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
As of December 31, 2010, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.76% and 3.30%, respectively, which include a variable margin of 2.5%, and amounts drawn under the multi-currency revolving loan facility bear interest at a rate of 2.84%. As of December 31, 2010, there were no loans under our Senior Secured Credit Facility denominated in currencies other than the U.S. dollar, Euro and British pound sterling. See Note 12(c) for related interest rate swap arrangements.
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
Maturity; Interest Payments
The Senior Notes, which amount to $713.0 as of December 31, 2010, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. For any interest period through July 15, 2011, the Company may elect to pay interest on the Senior Notes (1) entirely in cash (“Cash Interest”), (2) entirely by increasing the principal amount of the Senior Notes (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. PIK Interest accrues on the Senior Notes at a rate per annum equal to the Cash Interest rate of 10.25% plus 100 basis points. Prior to July 15, 2009, the Company paid its Senior Note interest obligations as Cash Interest. On June 25, 2009, we made an election to pay PIK Interest for the semi-annual interest period commencing July 15, 2009 and ending on January 15, 2010. Accordingly, we classified $35.0 of accrued but unpaid interest on our Senior Notes as of December 31, 2009 within the long-term portion of debt in the accompanying balance sheet. The Company did not make an election to pay PIK Interest for any of the remaining PIK Interest eligible periods and so it has or will satisfy the related interest payments with Cash Interest.
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 ($169.5 on a U.S. dollar equivalent basis as of December 31, 2010) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2007. For any interest payment date through and including March 31, 2010, the Company had the option to capitalize a portion of the interest payable on such date by capitalizing such interest and adding it to the then outstanding principal amount of the Senior Subordinated Notes. On June 25 and September 21, 2009, we made elections to capitalize an aggregate amount of approximately $5.3 and €1.9 ($2.6 on a U.S. dollar equivalent basis as of December 31, 2010) of cash interest payable on our Senior Subordinated Notes for the June 30 and September 30, 2009 interest payment dates.
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
The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2010, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record a contingent liability.
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
As of December 31, 2010, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(e) Other
During the year ended December 31, 2010 and 2009, we recognized aggregate capital lease obligations of approximately $2.2 and $12.3, respectively, related to facilities in Singapore and Spain with a corresponding non-cash increase to property and equipment, net.
Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2010 and 2009, $1.0 of 8% unsecured senior subordinated notes due 2014 (“Predecessor Senior Subordinated Notes”) remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.
(9) Income Taxes
(a) Income Tax (Provision) Benefit
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

United States	$(47.9)	$(119.9)	$(406.1)
Foreign	97.4	80.3	(44.0)

Total income (loss) before income taxes	$49.5	$(39.6)	$(450.1)

The components of income tax (provision) benefit are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$0.5
State	(0.3)	(0.3)	—
Foreign	(26.5)	(32.6)	(35.9)

	(26.8)	(32.9)	(35.4)

Deferred:
Federal	(4.0)	38.2	88.3
State	(2.0)	6.2	19.5
Foreign	4.8	14.0	43.1

	(1.2)	58.4	150.9

Total income tax (provision) benefit	$(28.0)	$25.5	$115.5

During the years ended December 31, 2010 and 2009, in addition to providing an income tax (provision) benefit of $(28.0) and $25.5, respectively, in our statement of operations, the Company also recorded deferred taxes through goodwill of $0.2 and $2.3, respectively, and through stockholders’ equity of $5.2 and $13.1, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The income tax (provision) benefit in the accompanying consolidated statements of operations differs from the (provision) benefit calculated by applying the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2010	2009	2008

Statutory tax (provision) benefit	$(17.3)	$13.9	$157.6
State income taxes, net of federal benefit	(1.6)	3.7	12.9
Change in foreign tax rates	—	3.5	—
Foreign rate differential	4.1	4.2	(5.7)
Asset impairments	(8.0)	—	(44.9)
Foreign tax settlement	—	3.3	—
Nondeductible expenses	(1.3)	(1.4)	(1.7)
Change in valuation allowance	(3.5)	(1.8)	(2.8)
Other, net	(0.4)	0.1	0.1

Total income tax (provision) benefit	$(28.0)	$25.5	$115.5

The tax provision recognized in 2010 is the result of operating profits generated in our foreign operations and net exchange gains (see Note 2(c)) recognized in our domestic operations, partially offset by the tax benefit associated with an impairment of indefinite-lived intangible assets in our Science Education segment (see Note 3). Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2010 effective tax rate was negatively impacted. The change in valuation allowance for the year ended December 31, 2010 excludes valuation allowances recongnized with respect to intercompany transactions, foreign taxes and state net operating losses.
The tax benefit in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.
The tax benefit in 2008 primarily reflects our recognition of tax benefits for net operating losses and impairment charges associated with indefinite-lived intangible assets. Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. The foreign rate differential for 2008 primarily relates to rate differences applied to impairment charges associated with indefinite-lived intangible assets.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$255.4	$251.0
Pension and other compensation benefits	5.5	0.2
Foreign currency translation loss	—	17.9
Derivative financial instruments	14.1	19.5
Foreign tax credit and alternative minimum tax carryforwards	8.3	7.6
Inventory overhead capitalization	2.9	2.4
Accrued expenses	5.9	4.5
Receivables	3.0	3.6
Transaction fees	8.6	9.6

	303.7	316.3
Valuation allowances	(67.5)	(56.6)

Total deferred tax assets, net of valuation allowances	236.2	259.7
Deferred tax liabilities:
Intangible assets	645.0	693.5
Property and equipment	11.1	14.7
Inventory valuation	15.0	16.5
Goodwill amortization	22.4	17.1
Foreign currency translation gain	9.0	—
Other	3.3	3.3

Total deferred tax liabilities	705.8	745.1

Net deferred tax liability	$469.6	$485.4

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	December 31,
	2010	2009

Deferred tax asset — current (included in other current assets)	$8.0	$9.5
Deferred tax asset — noncurrent	9.8	12.6
Deferred tax liability — current (included in accrued expenses)	(8.6)	(12.0)
Deferred tax liability — noncurrent	(478.8)	(495.5)

Net deferred tax liability	$(469.6)	$(485.4)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2010, the Company had valuation allowances of $67.5 associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our tax (provision) benefit.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(c) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Substantially all state and local income tax matters have been finalized through 2005. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
As of December 31, 2010 and 2009, the Company had $5.1 and $5.2, respectively, of unrecognized tax benefits, including $0.2 at each period end for the payment of interest and penalties. Accruals for interest and penalties were immaterial during the years ended December 31, 2010, 2009, and 2008. Although substantially all tax uncertainties pertain either directly to the Merger or relate to uncertain positions from periods prior to the Merger, should such tax uncertainties ultimately be different, the resultant reduction in tax uncertainties will generally be recognized as a component of our income tax (provision) benefit.
The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties:

	Year Ended December 31,
	2010	2009	2008

Balance at January 1	$5.0	$8.6	$13.9
Tax positions related to the current year — additions	—	—	4.9
Tax positions related to prior years — additions	—	0.3	—
Tax positions related to prior years — reductions	—	(3.3)	(8.7)
Reductions for settlements or payments	(0.1)	(0.6)	(1.5)

Balance at December 31	$4.9	$5.0	$8.6

During the year ended December 31, 2009, a French income tax examination was formally concluded. During the year ended December 31, 2008, the U.S. federal income tax and German income tax audits for the 2004 and 2005 tax years were concluded, we benefited from a Belgian court decision and we favorably resolved certain other foreign and state tax matters, offset by charges related to a pre-Merger uncertain tax position that became known to us.
(d) Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $396.5 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2010. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States.
As of December 31, 2010, the Company has federal net operating loss carryforwards of $494.1 that begin to expire in 2025 and state net operating loss carryforwards of $488.2, with a corresponding state tax benefit of $19.5, that expire at various times through 2030. In addition, the Company has foreign net operating loss carryforwards of $225.5, which predominantly have indefinite expirations. Further, as of December 31, 2010, there are U.S. foreign tax credit carryforwards of $7.7 that will expire at various times through 2020.
The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(10) Benefit Programs
The Company sponsors various retirement plans, and our significant plans are summarized below.
(a) U.S. Defined Benefit Plan
The U.S. defined benefit plan (“U.S. Retirement Plan”) is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2010, the U.S. Retirement Plan covered approximately 3,700 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.
The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31,
	2010	2009

Change in benefit obligation:
Benefit obligation — beginning of year	$163.9	$159.1
Service cost	0.6	0.4
Interest cost	9.3	9.2
Actuarial loss	11.7	0.2
Benefits paid	(5.8)	(5.6)
Early retirement benefits	—	0.6

Benefit obligation — end of year	179.7	163.9

Change in plan assets:
Fair value of plan assets — beginning of year	201.9	216.6
Actual gain (loss) on plan assets	17.7	(9.1)
Benefits paid	(5.8)	(5.6)

Fair value of plan assets — end of year	213.8	201.9

Funded status	$34.1	$38.0

Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows:

	December 31,
	2010	2009

Other assets	$34.1	$38.0
Accumulated other comprehensive income or loss — pretax	(31.4)	(37.9)
The amount in accumulated other comprehensive income (loss) that has not been recognized as net periodic pension income as of December 31, 2010 relates to an actuarial gain. The accumulated benefit obligation was $179.7 and $163.9 as of December 31, 2010 and 2009, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Net periodic pension (income) cost includes the following components:

	Year Ended December 31,
	2010	2009	2008

Service cost	$0.6	$0.4	$1.1
Interest cost	9.3	9.2	8.9
Expected return on plan assets	(12.0)	(11.7)	(8.3)
Recognized net actuarial gain	(0.6)	(2.2)	—
Early retirement benefits	—	0.6	—

Net periodic pension (income) cost	$(2.7)	$(3.7)	$1.7

The following net actuarial (losses) gains were included in other comprehensive income or loss:

	Year Ended December 31,
	2010	2009	2008

Net actuarial (loss) gain included in other comprehensive income or loss	$(6.0)	$(20.9)	$61.9
The net periodic pension (income) cost and the projected benefit obligation were based on the following assumptions:

	Year Ended December 31,
	2010	2009	2008

Discount rate for benefit obligation as of year end	5.40%	5.75%	5.80%
Discount rate for net periodic pension (income) cost	5.75%	6.05% / 5.80%	6.05%
Expected rate of return on plan assets for net periodic pension (income) cost	6.03%	6.82% / 5.20%	5.70%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension (income) cost	Not applicable	4.00%	4.00%
We select our discount rate by comparing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA,” respectively. Based on our review as of December 31, 2010, we selected 5.40% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
As of December 31, 2010, the overall investment strategy of the U.S. Retirement Plan continues to be to correlate asset returns with expected plan liabilities while maintaining a sufficient amount of cash on hand to satisfy near-term benefit payments. The current target allocations for plan assets are 90% fixed income funds and 10% cash and money market funds. The fixed income fund investment is managed by a single institution. The fair values of the U.S. Retirement Plan’s assets as of December 31, 2010, by asset class were as follows (see Note 12 for more discussion on fair value measurements):

	December 31, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$12.1	$—	$12.1	$—	$18.7	$—	$18.7	$—
Fixed income fund	201.7	—	201.7	—	183.2	—	183.2	—

Total	$213.8	$—	$213.8	$—	$201.9	$—	$201.9	$—

The Company does not expect to make contributions to the U.S. Retirement Plan in 2011. The following benefit payments are expected to be paid:

2011	$6.5
2012	7.1
2013	7.7
2014	8.3
2015	9.0
2016 – 2020	53.0
(b) Other U.S. Benefit Plans
The Company sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan was frozen on May 31, 2005, is unfunded and covered 15 participants (3 current employees) as of December 31, 2010. In addition, certain employees are covered under union-sponsored, collectively bargained, multi-employer plans. Expenses under these union-sponsored, multi-employer plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows:

	Year Ended December 31,
	2010	2009	2008

Defined contribution plans	$8.1	$8.8	$8.0
Union-sponsored, multi-employer plans	0.6	0.6	0.8
Supplemental pension plan	0.4	0.5	0.5
Nonqualified deferred compensation plan	0.2	0.1	0.1
In addition, the Company provides health benefits to certain retirees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2010	2009

Postretirement benefit obligations	$2.1	$1.5
Weighted average discount rate	5.40%	5.75%
Health care cost trend rate assumed for next year	8.50%	8.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would change our postretirement benefit obligation as of December 31, 2010 by approximately $0.4. The postretirement benefit obligation as of December 31, 2010 includes a reduction of $0.3 related to anticipated savings associated with a federal subsidy.

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

	Year Ended December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation — beginning of year	$110.4	$82.6
Service cost	2.0	1.8
Interest cost	5.7	5.2
Plan participants’ contributions	0.3	0.3
Actuarial loss	7.0	16.8
Benefits paid	(3.8)	(3.6)
Currency translation changes	(5.9)	7.3

Benefit obligation — end of year	115.7	110.4

Change in plan assets:
Fair value of plan assets — beginning of year	58.4	45.3
Actual gain on plan assets	7.2	8.7
Company contributions	1.9	1.3
Plan participants’ contributions	0.3	0.3
Benefits paid	(2.8)	(2.5)
Currency translation changes	(2.4)	5.3

Fair value of plan assets — end of year	62.6	58.4

Funded status	$(53.1)	$(52.0)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2010	2009

Other assets	$0.3	$0.2
Other long-term liabilities	(53.4)	(52.2)
Accumulated other comprehensive income or loss — pretax	19.5	16.4
The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2010 relates to net actuarial losses. The combined accumulated benefit obligation was $108.1 and $102.3 as of December 31, 2010 and 2009, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Combined net periodic pension cost includes the following components:

	Year Ended December 31,
	2010	2009	2008

Service cost	$2.0	$1.8	$3.1
Interest cost	5.7	5.2	5.4
Expected return on plan assets	(3.8)	(2.9)	(4.4)
Recognized net actuarial loss	0.4	—	—

Net periodic pension cost	$4.3	$4.1	$4.1

The following net actuarial losses were included in other comprehensive income or loss:

	Year Ended December 31,
	2010	2009	2008

Net actuarial loss included in other comprehensive income or loss	$(3.6)	$(11.4)	$(6.0)
The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008

Discount rate for benefit obligation as of year end	5.21%	5.54%	6.13%
Discount rate for net periodic pension cost	5.54%	5.85%	5.78%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.86%	6.13%	6.50%
Assumed annual rate of compensation increase for benefit obligation	3.53%	3.57%	3.19%
Assumed annual rate of compensation increase for net periodic pension cost	3.59%	3.26%	3.42%
The Company expects to make contributions to the French and UK plans of approximately $0.9 in 2011. The French and UK plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 65% equity index funds and 35% debt securities, equally divided between corporate bonds and government securities. The combined fair values of the French and UK plan’s assets as of December 31, 2010, by asset class are as follows (see Note 12 for more discussion on fair value measurements):

	December 31, 2010				December 31, 2009
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Insurance contracts	$62.6	$—	$62.6	$—	$58.4	$—	$58.4	$—

Total	$62.6	$—	$62.6	$—	$58.4	$—	$58.4	$—

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following combined benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2011	$3.3
2012	3.2
2013	3.4
2014	3.8
2015	3.9
2016 – 2020	22.0
(d) Other Non-U.S. Postemployment Benefits
Certain of the Company’s European subsidiaries provide post employment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France, Italy and Belgium. The combined liability recorded for these plans was $4.2 and $3.3 as of December 31, 2010 and 2009, respectively.
(11) Share-Based Compensation
(a) Overview
Holdings has established the 2007 Securities Purchase Plan (“Holdings Equity Plan”) pursuant to which members of management, members of the Board of Directors (“Board Members”) and consultants (“Consultants”) may be provided the opportunity to purchase equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), and unvested Class A Common Units (“Founders Units”). The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions.
The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8.0% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2010, the aggregate accrued yield on the outstanding Preferred Units was $451.8, which is recorded at Holdings.
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
(b) Holdings Equity Plan Activity — Management Investors
During the years ended December 31, 2010, 2009, and 2008, certain members of management (“Management Investors”) acquired equity units of Holdings in the aggregate of $1.7, $1.4 and $2.3, respectively. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions (the “Preferred/Common Ratio”). The Founders Units are only available to Management Investors.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the excess is recognized as compensation expense over the applicable four-year vesting period. The fair value of equity units issued during the year ended December 31, 2010, 2009, and 2008 exceeded their original cost by $1.1, $0.1 and $1.9, respectively. During the years ended December 31, 2010, 2009, and 2008, we recognized non-cash compensation expense relating to the Founders Units of $3.4, $3.4, and $3.8, respectively, which is included in SG&A expenses. As of December 31, 2010, there was $3.0 of unamortized compensation related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period (a weighted average period of 1.0 years as of December 31, 2010).
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
Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. The funding to effect repurchases of units from terminated employees with cash is dependent on dividends, payments or other distributions from the Company, through its subsidiaries. During the years ended December 31, 2010, 2009, and 2008, the Company, through its subsidiaries, provided the funding to effect various repurchases of units from terminated employees in accordance with the applicable Management Agreements, and the Company expects to continue to provide the funding to effect future repurchases of units.
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

	Year Ended December 31,
	2010	2009

Balance at January 1	$45.8	$46.4
Reclassifications from permanent equity, net	5.6	3.5
Reclassifications to accrued expenses upon notification of redemption	(1.4)	(4.1)

Balance at December 31	$50.0	$45.8

As of December 31, 2010 and 2009, $0.1 and $0.2, respectively, was included within accrued expenses in the accompanying balance sheets relating to the committed repurchase of units by Holdings.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(12) Financial Instruments and Fair Value Measurements
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
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below. The following table presents information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31,
Description	2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(35.2)	$—	$(35.2)	$—
Foreign currency forward contracts	$(2.2)	$—	$(2.2)	$—

	December 31,
Description	2009	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(49.8)	$—	$(49.8)	$—
Foreign currency forward contracts	$(0.5)	$—	$(0.5)	$—
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Secured Credit Facility	$1,410.0	$1,344.3	$1,495.3	$1,415.0
Senior Notes	713.0	748.6	710.0	738.4
Senior Subordinated Notes	528.2	554.6	541.4	516.0

	$2,651.2	$2,647.5	$2,746.7	$2,669.4

The fair values of our debt instruments as of December 31, 2010 and 2009 are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that the inputs to our pricing models qualify as Level 2 measurements, except for our publicly-traded Senior Notes which we believe qualify as a Level 1 measurement.
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
As of December 31, 2010, the Amended Swaps effectively convert $325.0 of variable rate U.S. dollar-denominated debt and €220.0 ($294.0 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty, in an effort to understand and evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $61.3 and $25.7 as of December 31, 2010 and 2009, respectively.
In 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward agreements. These foreign currency forward agreements, designated as cash-flow hedges, were settled upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.
Tabular Disclosures
The following tables reflect the balance sheet classification and fair value of our derivative instruments on a gross basis as of December 31, 2010 and 2009:

	Liability Derivatives
	December 31,
	2010		2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued expenses	$(1.3)	Accrued expenses	$(0.5)
Derivatives not designated as hedging instruments
Interest rate swap derivatives	Other long-term liabilities	(35.2)	Other long-term liabilities	(49.8)
Foreign currency forward contracts	Accrued expenses	(0.9)		—

Total derivatives		$(37.4)		$(50.3)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following table reflects the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations, or equity in the case of any effective portion of cash flow hedges, for the years ended December 31, 2010 and 2009:

				Amount of Gain (Loss)
	Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Other
	Recognized in Other		Reclassified from Other	Comprehensive Income
	Comprehensive Income		Comprehensive Income	into Earnings
	(Effective Portion)		into Earnings	(Effective Portion)
Derivatives in cash flow hedging relationships	2010	2009	(Effective Portion)	2010	2009
Interest rate swap derivatives	$—	$—	Interest expense	$(4.0)	$(4.2)
Foreign currency forward contracts	—	—	Interest expense	(1.2)	(1.2)
Foreign currency forward contracts	(2.5)	(2.6)	Cost of goods sold	(1.4)	2.0
Foreign currency forward contracts	—	—	Other income (expense)	—	0.7

Total	$(2.5)	$(2.6)		$(6.6)	$(2.7)

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Earnings
Derivatives not designated as hedging instruments	Recognized in Earnings	2010	2009

Interest rate swap derivatives — realized	Interest expense	$(31.0)	$(32.2)
Interest rate swap derivatives — unrealized	Interest expense	14.6	0.1
Foreign currency forward contracts	Other income (expense)	(1.1)	(0.3)

Total		$(17.5)	$(32.4)

During the year ended December 31, 2008, we recognized a non-cash net unrealized loss included in interest expense of $35.4 on our Amended Swaps and we recognized a gain from settled foreign currency forward contracts included in cost of goods sold of $1.3.
As of December 31, 2010, approximately $5.0 of pretax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.
(d) Pension Investments
See Note 10 for a description of the material pension plans that we sponsor, including investment strategies, major classes of plan assets and their respective fair values and classification within the fair value hierarchy (for funded plans) and discussion of concentrations of risk, if any. In determining the funded status of these pension plans, we evaluate the fair value of investments held by each plan. The fair value of pension plan holdings is determined through observing values for underlying investment holdings, either directly or indirectly, through market corroboration.
(e) Non-Recurring Fair Value Measures
As discussed in Notes 3 and 5, the Company applied the fair value measurement principles of GAAP to certain of its non-recurring nonfinancial assets as follows:
•
On October 1, 2010 and 2009, the Company determined the fair value of the North American Lab and European Lab reporting units in connection with an annual goodwill impairment Step 1 test required under GAAP;

•
On September 30, 2010 and 2009, the Company determined the fair value of indefinite-lived intangible assets and also the fair value of the Science Education reporting unit in support of interim tests for impairment triggered as a result of a change in circumstances;

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
•
On December 31, 2009, the Company determined the fair value of a chemical supply agreement in its European Lab segment in connection with an interim impairment test triggered as a result of a change in circumstances; and

•	On various dates during 2010 and 2009, the Company determined the fair value of acquired intangible assets related to the Acquisitions.
The following table presents the Company’s nonfinancial assets measured on a non-recurring basis and impairment charges recognized, if applicable:

			Impairment Charges
	Carrying value		Year Ended December 31,
	2010	2009	2010	2009
Significant unobservable inputs (Level 3)
Annual impairment test of reporting unit goodwill — October 1st:
North American Lab	$940.5	$929.9	$—	$—
European Lab	823.8	866.6	—	—
Interim impairment test of Science Education reporting unit — September 30th:
Goodwill	—	36.5	36.8	—
Indefinite-lived intangible assets	18.7	30.0	11.3	—
Chemical supply agreement — December 31, 2009	Not applicable	36.9	Not applicable	—
Acquired intangible assets — various dates	12.7	6.9	Not applicable	Not applicable

			$48.1	$—

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We select an acquisition control premium by referring to historical control premiums observed in the marketplace.
The fair value of our indefinite-lived intangible assets was determined using a discounted cash flow approach which incorporates an estimated royalty rate and discount rate (among other estimates) applicable to trademarks and tradenames.
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
(13) Commitments and Contingencies
(a) Lease Commitments
The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Year Ended December 31,
	2010	2009	2008

Rental expense	$30.8	$34.2	$34.6
Future minimum lease payments as of December 31, 2010, under capital leases and under non-cancelable operating leases having initial lease terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases

Year ended December 31:
2011	$3.5	$32.6
2012	3.6	26.1
2013	3.5	17.5
2014	3.1	12.4
2015	2.0	9.9
Thereafter	7.6	58.5

Total minimum payments	23.3	$157.0

Less amounts representing imputed interest	4.1

Present value of minimum lease payments	$19.2

(b) Contingencies
Our business involves a risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate acquisitions that vertically integrate portions of our business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufactures’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As a result of the Merger on June 29, 2007 and related purchase accounting, we recorded certain amortizable intangible assets related to the entire geographic scope of our European Distribution Agreement with Merck KGaA. As of December 31, 2010, the net book value of these intangible assets was $26.7. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
We also are involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and which include being named from time to time as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
(c) Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $13.3 as of December 31, 2010.
(d) Significant Relationship
Merck KGaA and its affiliates are one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term through April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. See Note 13(b) for a discussion of legal matters relating to the European Distribution Agreement with Merck KGaA.
The Company also has distribution agreements with affiliates of Merck KGaA to distribute certain chemical products in North America. The North American chemical distribution agreement was originally entered into in April 2004 with a five-year term and automatically extended for a second five-year term, ending April 2014. Affiliates of Merck KGaA may terminate the North America chemical distribution agreement if certain events occur.
Merck KGaA and its affiliates supplied products accounting for approximately 11%, 13%, and 13% of our consolidated net sales during the years ended December 31, 2010, 2009 and 2008, respectively, representing less than 10% of our North American Lab net sales and 25% or less of our European Lab net sales in each of 2010, 2009 and 2008.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(14) Transactions with Related Parties
As of December 31, 2010, Madison Dearborn and Avista Capital Partners, L.P. (“Avista”), through certain of their investment funds, beneficially own approximately 75.4% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. The Company is party to a management services agreement with affiliates of Madison Dearborn and Avista (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors. As of December 31, 2009, the Company had an accrued but unpaid balance of $1.1 included in accrued expenses on the accompanying balance sheet, due to affiliates of Madison Dearborn and Avista related to the Management Services Agreement. As of December 31, 2010, all such amounts had been paid and no amounts were due.
(15) Segment and Geographical Financial Information
We report financial results on the basis of the following three business segments: North American Lab, European Lab, and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area. North American Lab and European Lab are organized as distinct operating segments primarily because of geographic dispersion and the inherent differences in business models. The North American Lab segment is highly standardized and operated as an integrated business, whereas the European Lab business is more fragmented and its customer markets are more localized. The Science Education operating segment has been differentiated from the North American Lab segment because of its unique and specialized product lines, concentration of customers in the educational sector and because it has higher gross margins. Operations within each of North American Lab and European Lab have been aggregated due to the similarity of economic characteristics, product lines, customers and distribution methods.
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
We maintain shared services operations in Coimbatore, India and Mauritius to which we have transferred certain functions from our North American and European operations. The costs of operating our shared services operations have been allocated to our business segments based on relative utilization.
Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)

	Year Ended December 31,
	2010	2009	2008
Net sales
North American Lab	$2,081.0	$2,017.0	$2,092.2
European Lab	1,430.0	1,407.2	1,503.4
Science Education	127.7	137.0	163.6

Total	$3,638.7	$3,561.2	$3,759.2

Operating income (loss)
North American Lab	$122.3	$113.7	$(95.3)
European Lab	111.7	93.1	2.8
Science Education	(48.6)	2.0	(95.8)

Total	$185.4	$208.8	$(188.3)

Capital expenditures
North American Lab	$32.2	$12.8	$18.1
European Lab	7.8	9.9	9.7
Science Education	1.6	1.2	1.9

Total	$41.6	$23.9	$29.7

Depreciation and amortization
North American Lab	$63.9	$62.7	$61.5
European Lab	44.7	46.4	47.1
Science Education	7.9	7.5	7.5

Total	$116.5	$116.6	$116.1

The operating loss of Science Education for the year ended December 31, 2010 is primarily due to $48.1 in pre-tax charges relating to an impairment of goodwill and intangible assets. Our total operating loss during the year ended December 31, 2008 is primarily due to $392.1 in pre-tax charges relating to the impairment of goodwill and intangible assets, including $202.1, $88.0, and $102.0 of charges recorded in our North American Lab, European Lab and Science Education segments, respectively. See Note 3.
Total assets by segment are as follows:

	December 31,
	2010	2009
Total assets
North American Lab	$2,650.2	$2,576.5
European Lab	2,172.2	2,313.1
Science Education	179.0	237.7

Total	$5,001.4	$5,127.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
The following is a reconciliation of operating income (loss) by segment to loss before income taxes:

	Year Ended December 31,
	2010	2009	2008
Operating income (loss)
North American Lab	$122.3	$113.7	$(95.3)
European Lab	111.7	93.1	2.8
Science Education	(48.6)	2.0	(95.8)

Total	185.4	208.8	(188.3)
Interest income	1.9	2.3	5.7
Interest expense	(204.6)	(226.8)	(289.6)
Other income (expense), net	66.8	(23.9)	22.1

Income (loss) before income taxes	$49.5	$(39.6)	$(450.1)

Net sales, long-lived assets and total assets by geographic area are as follows:

	Year Ended December 31,
	2010	2009	2008
Net sales
United States	$1,961.8	$1,890.5	$1,979.3
International	1,676.9	1,670.7	1,779.9

Total	$3,638.7	$3,561.2	$3,759.2

	December 31,
	2010	2009
Long-lived assets
United States	$101.2	$93.3
International	93.0	98.1

Total	$194.2	$191.4

Total assets
United States	$2,522.0	$2,555.4
International	2,479.4	2,571.9

Total	$5,001.4	$5,127.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
(16) Unaudited Quarterly Financial Information

	2010 Quarterly Periods
	First	Second	Third	Fourth

Net sales	$874.3	$881.8	$903.3	$979.3
Gross profit	256.7	251.2	256.5	274.5
Operating income	54.1	48.4	12.8	70.1
Interest expense, net	(53.7)	(49.3)	(53.3)	(46.4)
Other income (expense), net	58.3	70.5	(80.7)	18.7
Income (loss) before income taxes	58.7	69.6	(121.2)	42.4
Net income (loss)	38.4	40.9	(85.6)	27.8
Operating income in the third quarter of 2010 includes $48.1 million of changes relating to the impairment of goodwill and intangible assets. See Note 3.

	2009 Quarterly Periods
	First	Second	Third	Fourth

Net sales	$841.2	$876.0	$902.1	$941.9
Gross profit	244.4	244.8	260.1	266.3
Operating income	42.4	44.0	63.0	59.4
Interest expense, net	(62.3)	(50.4)	(59.1)	(52.7)
Other income (expense), net	36.6	(46.0)	(30.0)	15.5
Income (loss) before income taxes	16.7	(52.4)	(26.1)	22.2
Net income (loss)	11.2	(26.8)	(15.7)	17.2
(17) Condensed Consolidating Financial Information
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
The following condensed consolidating financial statements present the balance sheets as of December 31, 2010 and 2009 and statements of operations and cash flows for the years ended December 31, 2010, 2009, and 2008 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Balance Sheet
December 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$0.4	$10.5	$131.2	$—	$142.1
Compensating cash balance	—	—	85.4	—	85.4
Trade accounts receivable, net	—	211.4	300.6	—	512.0
Inventories	—	149.1	143.9	—	293.0
Other current assets	—	27.2	46.4	—	73.6
Intercompany receivables	18.5	3.4	—	(21.9)	—

Total current assets	18.9	401.6	707.5	(21.9)	1,106.1
Property and equipment, net	—	83.6	110.6	—	194.2
Goodwill	—	867.5	889.6	—	1,757.1
Other intangible assets, net	—	1,071.2	787.0	—	1,858.2
Deferred income taxes	195.8	—	9.8	(195.8)	9.8
Investment in subsidiaries	2,513.8	1,694.5	—	(4,208.3)	—
Other assets	33.9	36.3	5.8	—	76.0
Intercompany loans	1,033.0	110.6	21.3	(1,164.9)	—

Total assets	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$28.7	$0.4	$88.3	$—	$117.4
Accounts payable	—	193.0	213.0	—	406.0
Accrued expenses	35.8	63.5	107.2	—	206.5
Intercompany payables	—	1.0	20.9	(21.9)	—

Total current liabilities	64.5	257.9	429.4	(21.9)	729.9
Long-term debt and capital lease obligations	2,622.5	1.1	16.7	—	2,640.3
Other long-term liabilities	35.8	25.5	75.9	—	137.2
Deferred income taxes	—	436.0	238.6	(195.8)	478.8
Intercompany loans	57.4	1,031.8	75.7	(1,164.9)	—

Total liabilities	2,780.2	1,752.3	836.3	(1,382.6)	3,986.2
Redeemable equity units	50.0	—	—	—	50.0
Total stockholders’ equity	965.2	2,513.0	1,695.3	(4,208.3)	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,928.5	$1,724.2	$(14.0)	$3,638.7
Cost of goods sold	—	1,432.8	1,181.0	(14.0)	2,599.8

Gross profit	—	495.7	543.2	—	1,038.9
Selling, general and administrative expenses	3.3	386.8	437.0	(21.7)	805.4
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(3.3)	61.3	105.7	21.7	185.4
Interest expense, net of interest income (1)	(164.0)	(35.2)	(3.5)	—	(202.7)
Other income (expense), net	63.8	34.0	(9.3)	(21.7)	66.8

(Loss) income before income taxes and equity in earnings of subsidiaires	(103.5)	60.1	92.9	—	49.5
Income tax benefit (provision)	44.1	(52.1)	(20.0)	—	(28.0)
Equity in earnings of subsidiaries, net of tax	80.9	72.9	—	(153.8)	—

Net income (loss)	$21.5	$80.9	$72.9	$(153.8)	$21.5

(1)
The Parent’s net interest expense for the year ended December 31, 2010 of $164.0 relates to long-term debt of approximately $2.6 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations.

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,885.0	$1,690.7	$(14.5)	$3,561.2
Cost of goods sold	—	1,405.0	1,155.1	(14.5)	2,545.6

Gross profit	—	480.0	535.6	—	1,015.6
Selling, general and administrative expenses	3.2	380.8	445.6	(22.8)	806.8

Operating (loss) income	(3.2)	99.2	90.0	22.8	208.8
Interest expense, net of interest income	(179.8)	(40.7)	(4.0)	—	(224.5)
Other income (expense), net	(29.7)	20.2	8.4	(22.8)	(23.9)

(Loss) income before income taxes and equity in earnings of subsidiaires	(212.7)	78.7	94.4	—	(39.6)
Income tax benefit (provision)	84.3	(34.9)	(23.9)	—	25.5
Equity in earnings of subsidiaries, net of tax	114.3	70.5	—	(184.8)	—

Net (loss) income	$(14.1)	$114.3	$70.5	$(184.8)	$(14.1)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,983.1	$1,797.9	$(21.8)	$3,759.2
Cost of goods sold	—	1,476.2	1,239.4	(21.8)	2,693.8

Gross profit	—	506.9	558.5	—	1,065.4
Selling, general and administrative expenses	3.1	411.5	468.4	(21.4)	861.6
Impairment of goodwill and intangible assets	—	290.7	101.4	—	392.1

Operating (loss) income	(3.1)	(195.3)	(11.3)	21.4	(188.3)
Interest expense, net of interest income	(210.3)	(67.8)	(5.8)	—	(283.9)
Other income (expense), net	41.7	24.5	(22.7)	(21.4)	22.1

Loss before income taxes and equity in earnings of subsidiaries	(171.7)	(238.6)	(39.8)	—	(450.1)
Income tax benefit	63.9	46.5	5.1	—	115.5
Equity in loss of subsidiaries, net of tax	(226.8)	(34.7)	—	261.5	—

Net (loss) income	$(334.6)	$(226.8)	$(34.7)	$261.5	$(334.6)

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2010

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(137.3)	$181.5	$78.1	$—	$122.3

Cash flows from investing activities:
Intercompany investing transactions	158.6	8.5	—	(167.1)	—
Acquisitions of businesses	—	—	(32.8)	—	(32.8)
Capital expenditures	—	(31.4)	(10.2)	—	(41.6)

Net cash provided by (used in) investing activities	158.6	(22.9)	(43.0)	(167.1)	(74.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(158.6)	(8.5)	167.1	—
Proceeds from debt	113.1	0.1	1.8	—	115.0
Repayment of debt	(135.5)	(0.4)	(2.3)	—	(138.2)
Other financing activities, net	0.2	0.7	—	—	0.9

Net cash used in financing activities	(22.2)	(158.2)	(9.0)	167.1	(22.3)

Effect of exchange rate changes on cash	—	—	(7.9)	—	(7.9)

Net (decrease) increase in cash and cash equivalents	(0.9)	0.4	18.2	—	17.7
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$0.4	$10.5	$131.2	$—	$142.1

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(In millions, except share data)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(150.7)	$187.8	$131.9	$—	$169.0

Cash flows from investing activities:
Intercompany investing transactions	194.9	25.6	—	(220.5)	—
Acquisitions of businesses and other intangible assets	—	(1.0)	(16.9)	—	(17.9)
Capital expenditures	—	(11.0)	(12.9)	—	(23.9)
Proceeds from the sales of property and equipment	—	—	3.7	—	3.7

Net cash provided by (used in) investing activities	194.9	13.6	(26.1)	(220.5)	(38.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(194.9)	(25.6)	220.5	—
Proceeds from debt	267.0	—	1.3	—	268.3
Repayment of debt	(307.8)	(0.4)	(1.6)	—	(309.8)
Other financing activities, net	(5.2)	(4.6)	0.2	—	(9.6)

Net cash used in financing activities	(46.0)	(199.9)	(25.7)	220.5	(51.1)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6

Net (decrease) increase in cash and cash equivalents	(1.8)	1.5	82.7	—	82.4
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$1.3	$10.1	$113.0	$—	$124.4

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(157.1)	$86.7	$79.1	$—	$8.7

Cash flows from investing activities:
Intercompany investing transactions	94.4	(5.6)	—	(88.8)	—
Acquisitions of businesses and other intangible assets	—	—	(54.2)	—	(54.2)
Capital expenditures	—	(18.5)	(11.2)	—	(29.7)
Proceeds from the sales of property and equipment	—	0.3	8.7	—	9.0

Net cash provided by (used in) investing activities	94.4	(23.8)	(56.7)	(88.8)	(74.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(94.4)	5.6	88.8	—
Proceeds from debt	381.0	—	0.7	—	381.7
Repayment of debt	(317.4)	(0.2)	(1.6)	—	(319.2)
Other financing activities, net	1.1	24.2	(22.8)	—	2.5

Net cash provided by (used in) financing activities	64.7	(70.4)	(18.1)	88.8	65.0

Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	2.0	(7.5)	2.5	—	(3.0)
Cash and cash equivalents beginning of period	1.1	16.1	27.8	—	45.0

Cash and cash equivalents end of period	$3.1	$8.6	$30.3	$—	$42.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited VWR Funding, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following chart sets forth certain information regarding our directors and executive officers as of December 31, 2010:

Name	Age	Position
John M. Ballbach	50	Chairman, President and Chief Executive Officer
Gregory L. Cowan	57	Senior Vice President and Chief Financial Officer
Matthew Malenfant	49	Senior Vice President and President of North America, Lab Distribution and Services
Manuel Brocke-Benz	52	Senior Vice President and Managing Director of Europe, Lab Distribution and Services
Wu Ming Kei (a/k/a Eddy Wu)	44	Senior Vice President and President of Asia Pacific
George Van Kula	47	Senior Vice President, General Counsel and Secretary
Theodore C. Pulkownik	53	Senior Vice President, Strategy and Corporate Development
Paul A. Dumas	44	Senior Vice President, Human Resources
Jon Michael Colyer	37	Vice President and General Manager of Science Education
Charles R. Patel	41	Senior Vice President and Chief Information Officer
Theresa A. Balog	49	Vice President and Corporate Controller
Nicholas W. Alexos	47	Director
Robert L. Barchi	64	Director
Edward A. Blechschmidt	58	Director
Thompson Dean	52	Director
Robert P. DeCresce	61	Director
Pamela Forbes Lieberman	56	Director
Harry M. Jansen Kraemer Jr.	55	Director
Carlos del Salto	67	Director
Timothy P. Sullivan	52	Director
Robert J. Zollars	53	Director
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

Gregory L. Cowan is our Senior Vice President and Chief Financial Officer, a position he has held since June 2009. In his current role, Mr. Cowan is responsible for the Company’s financial operations on a global basis and for overseeing VWR’s Investor Relations activities. Prior to assuming his current position, Mr. Cowan served as Vice President and Corporate Controller since December 2004. Since joining VWR, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures as well as internal and external reporting processes. Prior to joining VWR, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, he was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit capacities for eleven years. Mr. Cowan serves on the Board of Directors of Emtec, Inc. He graduated from Rutgers University with a degree in accounting.
Matthew Malenfant is our Senior Vice President and President of North America, Lab Distribution and Services, a position he has held since January 2006. In his current role, Mr. Malenfant is responsible for all sales, marketing, services and operations for the Company’s North American Lab business. Mr. Malenfant joined the Company in 1995 when it acquired Baxter International Inc.’s industrial distribution business, which was the successor to American Hospital Supply Corporation. Prior to assuming his present position with VWR, Mr. Malenfant served as Senior Vice President of Sales for the Eastern Zone from 1997 to 1999, as Senior Vice President Marketing and Global Sourcing from 1999 to 2004, as Senior Vice President Global Marketing from 2004 to 2005, and as Senior Vice President, Supplier Management and Services during 2005. Mr. Malenfant serves on the Board of Advisors for the Center for Services Leadership, W.P. Carey School of Business at Arizona State University and on the Life Science Advisory Board at Safeguard Scientifics, Inc. In the past five years, Mr. Malenfant also served as a Director of Cellumen, Inc. Mr. Malenfant graduated from Arizona State University with a bachelor of arts degree in marketing and a bachelor of science degree in communication.
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
Theodore C. Pulkownik is our Senior Vice President, Strategy and Corporate Development, a position he has held since July 2004. Mr. Pulkownik is responsible for global mergers & acquisitions, corporate-center led initiatives and strategy. He is also responsible for VWR’s Global Export organization. Prior to joining VWR in 2004, Mr. Pulkownik held two positions with Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc.. From 2002 until 2004, he was a Managing Director of Standard & Poor’s Corporate Value Consulting and from 2000 to 2002 was its Senior Vice President, Business Development. Before joining Standard & Poor’s, Mr. Pulkownik was a Senior Vice President for Holberg Industries, Inc., a

diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, he was a Managing Director, Corporate Development, for General Electric Capital Corporation. Prior to General Electric, Mr. Pulkownik spent five years with McKinsey & Company, a global management consulting firm, as a consultant in its New York and Connecticut offices and nine years with Procter & Gamble Co., a global manufacturer of a wide range of consumer goods, in Brand Management and Finance. Mr. Pulkownik holds a bachelor of business administration degree from the University of Wisconsin and a master of business administration from the University of Michigan.
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
Nicholas W. Alexos has served on our Board since June 2007 and currently is the Chair of the Audit Committee, as well as a member of the Finance Committee. Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, he was with First Chicago Venture Capital for four years. Prior to that position, Mr. Alexos was with The First National Bank of Chicago. He concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of Sirona Dental Systems, Inc., Boys and Girls Clubs of Chicago, Children’s Inner City Educational Fund and the University of Chicago Booth School of Business Council. Mr. Alexos is a Certified Public Accountant and holds a bachelor of business administration degree from Loyola University and a master of business administration degree from the University of Chicago. Mr. Alexos’ senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, financial accounting (including qualification as an audit committee financial expert), international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

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
Edward A. Blechschmidt has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis, Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Aditya Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a Director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public, from March 1999 to March 2000. He also served as President of Olsten Corporation from October 1998 to March 1999. He served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology Corporation from July 1996 to October 1998. Prior to Siemens, Mr. Blechschmidt spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt currently serves as a Director of HealthSouth Corporation, Diamond Foods, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. and is Chair of the Audit Committees of HealthSouth Corporation, Diamond Foods, Inc. and Columbia Laboratories, Inc. In the past five years, Mr. Blechschmidt also served on the Boards of OptionCare Inc., Novelis, Inc., Neoforma, Inc. and Gentiva Health Services, Inc. He holds a bachelor of business administration degree from Arizona State University. Mr. Blechschmidt’s prior senior leadership experience at several companies, including as chief executive officer and chief financial officer, current and past experience as a board member at other companies, and his expertise in finance, strategy and financial accounting (including qualification as an audit committee financial expert), along with his independence, make him a valuable member of our Board of Directors.
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

Pamela Forbes Lieberman has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., The Martin-Brower Company, L.L.C. and Fel-Pro Inc., as well as financial leadership positions at Kraft Foods, Inc. and Bunzl Building Supply Inc. Ms. Forbes Lieberman currently serves on the Board of Directors and Audit Committees of A.M. Castle & Co. and Standard Motor Products, Inc., and serves on the advisory board of WHI Capital Partners. In addition, Ms. Forbes Lieberman is on the Boards of two non-profit organizations, The Chicago Network and Winning Workplaces, and serves on several other non-profit advisory councils and guild boards. Ms. Forbes Lieberman holds a master of business administration degree from Northwestern University Kellogg School of Management and a bachelor of science degree in accounting from the University of Illinois, Champaign. Ms. Forbes Lieberman is a Certified Public Accountant. Ms. Forbes Lieberman’s senior leadership experience at several distribution and manufacturing companies, including as chief executive officer, chief financial officer and board member, and her expertise in finance and financial accounting (including qualification as an audit committee financial expert), along with her independence, make her a valuable member of our Board of Directors.
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
Timothy P. Sullivan has served on our Board since June 2007 and currently is the Chair of the Compensation Committee and Nominating and Governance Committee, as well as a member of the Finance Committee. Mr. Sullivan is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sirona Dental Systems, Inc. In addition, he is on the Board of Trustees of Northlight Theatre where he is Chairman, Northwestern Memorial Hospital, Northwestern University and the Stanford Graduate School of Business Trust. He also serves on the Investment Committee of Cristo Rey Jesuit High School and on the Investment and Finance Committees of the Archdiocese of Chicago. Mr. Sullivan received a bachelor of science degree from the United States Naval Academy, a master of science degree from the University of Southern California and a master of business administration degree from the Stanford Graduate School of Business. Mr. Sullivan’s senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

Robert J. Zollars served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communications systems company, since June 2007. Prior to Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare, from June 2006 through April 2007. From June 1999 until March 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International Inc. Mr. Zollars currently serves as a Director of Diamond Foods, Inc., InterAct911 Corporation and Silk Road Technology Inc. In the past five years, Mr. Zollars also served on the Board of Reliant Technologies, Inc. He is the Chairman of the Center for Services Leadership at Arizona State University. He holds a bachelor of science degree from Arizona State University and a master of business administration degree from John F. Kennedy University. Mr. Zollars’ current and prior experience as a chief executive officer, extensive senior management experience in various positions within the healthcare industry, and board member experience at other companies, along with his independence, make him a valuable member of our Board of Directors.
Composition of our Board of Directors
Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2010, our Board was composed of eleven directors, none of whom, with the exception of Mr. Ballbach, are executive officers of the Company.
Audit Committee
As of December 31, 2010, our audit committee consisted of Ms. Forbes Lieberman and Messrs. Alexos (Chairman), Blechschmidt, Kraemer and del Salto. Our Board of Directors has determined that each of the audit committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman and Mr. Blechschmidt is an independent director within the meaning of the Securities and Exchange Act of 1934. Our audit committee has responsibility for, among other things, assisting our Board of Directors in monitoring:
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
In addition, each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established at the time of the Merger, as further described below under “Components of Compensation-Equity Participation under Holdings Equity Plan.” Madison Dearborn established the Holdings Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business following the Merger in a manner that enhances the Company’s equity value.
The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2010, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.
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

(iii)
Align the interests of the management investors with those of our other equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders. As discussed above, the alignment of the interests of our executive officers with those of our other equity investors is being fostered through management’s purchases of the equity of Holdings pursuant to the Holdings Equity Plan.

Benchmarking
Our Compensation Committee reviews and evaluates both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process in 2009 for potential compensation changes to be effective in 2010, the Compensation Committee reviewed market data gathered by management regarding the compensation programs implemented by certain peer group companies, including the following peer group of companies:

Agilent Technologies, Inc.	Omnicare, Inc.
Amgen, Inc.	Owens & Minor, Inc.
Applied Industrial Technologies, Inc.	Patterson Companies Inc.
Becton Dickinson & Co.	PSS World Medical Inc.
Cintas Corp.	Sigma-Aldrich Corp.
Genentech, Inc.	Thermo Fisher Scientific Inc.
Grainger (W.W.) Inc.	Waters Corp.
Henry Schein, Inc	Wesco International
Hospira Inc.
The Compensation Committee believed that these companies were an appropriate peer group for comparison purposes for potential compensation changes to be effective in 2010 because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries). Our Compensation Committee adjusted the weight given to the compensation information concerning these companies, as appropriate, to reflect the relative size of each company versus our size (in terms of annual revenues), so that a proper comparison of compensation programs could be made.
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
For its evaluation in 2010 of potential compensation changes to be effective in 2011, the Compensation Committee made certain changes to the above list of peer group companies and reviewed benchmarking data gathered by management for comparison purposes. In future years, the Compensation Committee expects to engage a consulting firm on an as-needed basis to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.
Components of Compensation
The primary components of our executive compensation program are:
•	base salary;

•	annual performance-based cash incentive compensation;

•	equity participation through the Holdings Equity Plan;

•	retirement and other benefits; and

•	perquisites and other personal benefits.
We believe that these components support our compensation philosophy of providing competitive pay for performance and aligning the interests of our executives and equity holders, while seeking to attract and retain talented executives.
Our Compensation Committee does not have a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews relevant internal and external compensation data to determine the appropriate level and mix of incentive compensation, consistent with the goals noted above.

We currently expect short-term incentive compensation to continue to consist of annual cash bonuses based upon Company and individual performance. With respect to long-term incentive compensation, we believe that management’s investment in Holdings pursuant to the Holdings Equity Plan provides appropriate long-term incentive to grow equity holder value. We continue to expect that future investment opportunities will generally be limited to incoming members of management. Although we previously have not made equity incentive grants under the Holdings Equity Plan, we may make such grants from time to time in the future as an additional long-term incentive to grow equity holder value.
The following summary of our compensation plans should be read in conjunction with the information contained below under the heading “Executive Compensation Tables.”
Base Salary
The Compensation Committee determines (or, in the case of Mr. Ballbach, recommends to the Board of Directors, which then determines) base salaries for our executive officers that it believes aligns with its compensation objectives to reward strong performance and to attract and retain key executives. Base salaries are subject to the Compensation Committee’s annual review, and the Compensation Committee generally targets the market median (or 50th percentile) of our peer group when setting or recommending base salaries for the executive officers. The annual review includes a review of competitive market compensation data from any engaged compensation consultant, internally prepared market compensation data, the executive officer’s compensation relative to other officers in the Company, the executive officer’s position and responsibilities, and the executive officer’s individual performance over given periods. The Committee also considers general economic and industry conditions, company performance and executive compensation trends. In addition, the Compensation Committee consults with the Chief Executive Officer when reviewing and considering changes to the base salaries of the executive officers other than our Chief Executive Officer.
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
The table below provides the annualized base salaries of our named executive officers for 2010 and 2009.

		Annualized
Name	Time Period	Salary
John M. Ballbach	2010	$1,052,909
Chairman, President and Chief Executive Officer	2009	939,008
Gregory L. Cowan (1)	2010	455,000
Senior Vice President and Chief Financial Officer	06/26/09-12/31/09	400,000
	01/01/09-06/25/09	309,008
Matthew Malenfant	2010	460,464
Senior Vice President and President of North America, Lab Distribution and Services	2009	394,004
Manuel Brocke-Benz (2)	2010	409,693
Senior Vice President and Managing Director of Europe, Lab Distribution and Services	2009	390,090
Wu Ming Kei (a/k/a Eddy Wu) (3)	2010	384,056
Senior Vice President and President, Asia-Pacific	2009	352,197

(1)
Effective June 26, 2009, Mr. Cowan was promoted from the Company’s Vice President and Controller to the Company’s Senior Vice President and Chief Financial Officer, and his annualized base salary was increased upon the effective date of his promotion.

(2)
The 2010 and 2009 annualized base salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2010 (1.32694) and 2009 (1.39318), respectively.

(3)
The 2010 and 2009 annualized base salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2010 (0.12871) and 2009 (0.12901), respectively.

It is currently expected that there will be no increases to the base salaries of any of the executive officers for 2011.

Performance-Based Cash Incentive Compensation
The Compensation Committee administers our annual performance-based cash incentive compensation program, or the Management Incentive Plan (the “MIP”).
Under the MIP, target cash bonus percentages (expressed as a percentage of base salary paid for the year) are reviewed annually by the Compensation Committee. When determining the annual cash incentive target opportunity for each executive officer, the Compensation Committee considers the combination of base salary plus performance-based cash incentive compensation and generally targets at or near the 60th percentile of our peer group. The table below sets forth the target cash bonus percentages for the named executive officers for 2010.

Target % of Base Salary
Name	Paid
John M. Ballbach	100%
Gregory L. Cowan	75%
Matthew Malenfant	75%
Manuel Brocke-Benz	75%
Wu Ming Kei (a/k/a Eddy Wu)	75%
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
For 2010, each of our named executive officer’s cash MIP payment was awarded based upon achievement of the following components:
•
Year-over-year growth in an internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established during the fourth quarter of the preceding year in connection with the development of the operating plan for the year. In addition, Internal EBITDA targets are adjusted for acquisitions made during the year. Our final Internal EBITDA for 2009, calculated and adjusted as described above, was $354.5 million, and our year-over-year growth target for 2010 to receive 100% of the potential payout for the Internal EBITDA component was 10%, which was set by our Compensation Committee as challenging, but achievable with considerable effort. The Internal EBITDA component was given a weighting of 60% of the total potential MIP award as we believe it to be a very strong measure of contribution to our performance and alignment with the interest of our stockholders. For Messrs. Malenfant, Brocke-Benz and Wu, half of this 60% weighting was based on the Internal EBITDA attributable to the respective business units that they manage, and the targets to receive 100% of the potential payout for the business units’ Internal EBITDA were also set at challenging, but achievable levels.

•
Year-over-year growth in sales, calculated using fixed foreign currency exchange rates established as described above and adjusted for acquisitions made during the year. Our final sales for 2009, calculated and adjusted as described above, were $3,681.3 million, and our year-over-year growth target for 2010 to receive 100% of the potential payout for the sales component was 6.6%. This component was given a weighting of 10% of the total potential MIP award.

•
Year-over-year growth in the percentage of sales (calculated as described in the immediately preceding bullet point) that are comprised of private label sales, calculated using fixed foreign currency exchange rates as described above (the “Private Label Sales Percentage”). In order to receive the potential payout for this component, year-over-year sales growth was required to be positive and the Private Label Sales Percentage for 2010 was required to be one percentage point higher than the Private Label Sales Percentage for 2009. This component was given a weighting of 10% of the total potential MIP award.

•
Year-over-year improvements in or maintenance of various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. For 2010, this component was given a weighting of 10% of the total potential MIP award.

•
Various strategic objectives, which include safety goals and individual performance goals. For 2010, performance with respect to these objectives was given a weighting of 10% of the total potential MIP award.

The 2010 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target cash bonus amount (i.e., based on the participant’s target cash bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA year-over-year growth (2010 vs. 2009) of 5.0% (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% for the Internal EBITDA component and 100% for each of the other components (and the Private Label Sales Percentage component was a pass/fail measure). To the extent that the MIP for future years does not include Component Percentage Achievement caps, Mr. Ballbach’s Executive Officer Employment Agreement provides that his cash bonus payment would be subject to a cap of 200% of his base salary for the year. No other named executive officer’s Executive Officer Employment Agreement includes such a cap.
Based on 2010 performance, our named executive officers earned the annual incentive cash compensation reflected for 2010 in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table, which will be paid in March 2011. The year-over-year Internal EBITDA growth for the Company was 5.63%, and the corresponding achievement of the Internal EBITDA component of the 2010 MIP awards was 56.36% for Messrs. Ballbach and Cowan (based on the Company’s Internal EBITDA), and 50.85%, 64.86% and 86.23% for Messrs. Malenfant, Brocke-Benz and Wu, respectively (based on the Company’s Internal EBITDA and the Internal EBITDA of the business units that they manage). In addition, Mr. Brocke-Benz’s 2010 MIP award includes an additional discretionary amount of the Euro equivalent of $29,000 (to be converted from United States dollars to Euros based on the exchange rate as of the close of business on February 14, 2011) for Mr. Brocke-Benz’s performance in 2010, which was granted by our Compensation Committee at its February 14, 2011 meeting.
Equity Participation under Holdings Equity Plan
Each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Holdings Equity Plan, which was established at the time of the Merger. These investment opportunities are designed to encourage participants to put their financial resources “at risk” and focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other equity holders. When determining the equity participation opportunity for each executive officer, the Compensation Committee considers the combination of total cash compensation plus equity participation and generally targets at or near the 75th percentile of our peer group. For more information regarding the current equity arrangements between our named executive officers and Holdings see “Item 13 - Certain Relationships and Related Transactions, and Director Independence — Management Equity Arrangements” in this Annual Report on Form 10-K.
The following table sets forth the number of common units and preferred units of Holdings purchased by our named executive officers under the Holdings Equity Plan.

	Number of Class A	Number of Class A
Name	Common Units (1)	Preferred Units
John M. Ballbach (2)	298,679.81	6,000.60
Gregory L. Cowan	14,244.52	349.77
Matthew Malenfant	39,131.37	960.87
Manuel Brocke-Benz	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43

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
All of the purchases of equity units reflected in the table above were made in 2007, except Mr. Wu’s purchase was made in 2008, shortly after he commenced employment.
Retirement and Other Benefits
U.S. Pension Plans. VWR sponsors a defined benefit pension plan that was frozen on May 31, 2005. The pension plan covered substantially all of VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005 (except employees covered by collective bargaining agreements who participate in independently operated plans). Because the pension plan complies with ERISA and Internal Revenue Code (the “Code”) maximum compensation and defined benefit limitations, certain of the annual retirement benefits will be paid pursuant to our Supplemental Benefits Plan. Mr. Malenfant is the only named executive officer entitled to benefits under these pension plans. Additional details regarding these pension plans are provided under “Executive Compensation Tables - Pension Benefits.”
German Pension Plan. Mr. Brocke-Benz is entitled to benefits under a Pension Scheme (the “German Pension Plan”) the obligations under which VWR’s German subsidiary, VWR International GmbH, assumed from Merck KGaA in connection with the CD&R Acquisition. Additional details regarding this pension plan are provided under “Executive Compensation Tables — Pension Benefits.”
Savings Plan. VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including our U.S. based named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This performance-based contribution also is subject to earnings limitations under applicable federal income tax rules. In March 2011, VWR will make a performance-based contribution of 1.14% of pay to all eligible participants, based on our 2010 performance. All contributions to the Savings Plan are fully-vested upon contribution. Messrs. Ballbach, Cowan and Malenfant are eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.
Retirement Contribution. VWR does not sponsor a retirement or pension plan or benefit for associates in Asia, but it provides Mr. Wu with a contribution equal to 15% of his base salary toward his Hong Kong voluntary retirement plan. The Company’s contribution to Mr. Wu for 2009 and 2010 is reflected in the column “All Other Compensation” of the Summary Compensation Table.
Nonqualified Deferred Compensation Plan. Our U.S. based executive officers and certain other key employees are eligible to participate in the VWR Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”). The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual cash bonus awards. In addition, the Nonqualified Deferred Compensation Plan provides for VWR to credit certain matching amounts to the notional account of each eligible participant for each year, provided certain company performance goals are satisfied. These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under federal income tax rules. The Company matching amounts that will be credited to the participants’ notional accounts in March 2011 as a result of our satisfaction of the relevant 2010 performance goal are included in the column “All Other Compensation” of the Summary Compensation Table. Additional details regarding this plan are provided under “Executive Compensation Tables — Nonqualified Deferred Compensation Plan.”

Perquisites and Other Personal Benefits
The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to our named executive officers in 2010 included an annual financial planning assistance allowance for all named executive officers other than Mr. Brocke-Benz, an automobile allowance for Messrs. Brocke-Benz and Wu, coverage under a Group Personal Excess Liability plan, and club membership dues reimbursement for Messrs. Ballbach and Malenfant.
Attributed costs of the personal benefits described above for our named executive officers are included in the column “All Other Compensation” of the Summary Compensation Table.
In addition, from time to time, the Company provides tickets to cultural and sporting events to the named executive officers for business purposes. If not utilized for business purposes, they are made available to the named executive officers and other employees for personal use.
Our named executive officers are offered health coverage, life and disability insurance under the same programs as all other salaried employees.
Tax and Accounting Considerations
Deductibility of Executive Compensation. We generally structure our compensation programs so that the compensation is deductible for federal income tax purposes.
Accounting for Share-Based Compensation. We account for share-based compensation, including the “founders common units” purchased under the Holdings Equity Plan, in accordance with U.S. GAAP, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees.
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
Thompson Dean
Robert P. DeCresce
Robert J. Zollars
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members are officers or employees of the Company or its subsidiaries. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of another entity, one of whose executive officers served as a member of the Board of Directors or the Compensation Committee of the Company.
Executive Officer Employment Agreements
As described above, each of our named executive officers has an Executive Officer Employment Agreement. The Executive Officer Employment Agreements of our U.S. based executive officers were amended and restated in December 2010 to incorporate certain technical amendments relating to, among other things, compliance with Section 409A of the Code. The amended and restated agreements have been included as Exhibits to this Annual Report on Form 10-K. See “Termination and Change of Control Arrangements” below for information regarding payments to which the named executive officers are entitled upon certain employment termination events, as well as the confidentiality, non-compete and non-solicitation provisions to which the named executive officers are bound as partial consideration for such payments.

Executive Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of our named executive officers for the years since 2008 in which each qualified as a named executive officer.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary ($)	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	(1)	($)	($)	($)	($) (2)	Earnings ($)(3)	($) (4)	Total ($)

John M. Ballbach	2010	$1,052,909	—	—	—	$605,833	$—	$54,208	$1,712,950
Chairman, President and	2009	939,008	—	—	—	803,932	—	69,877	1,812,817
Chief Executive Officer	2008	925,008	—	—	—	565,180	—	70,070	1,560,258
Gregory L. Cowan	2010	455,000	—	—	—	196,352	—	43,430	694,782
Senior Vice President and	2009	356,124	—	—	—	207,790	—	37,083	600,997
Chief Financial Officer
Matthew Malenfant	2010	460,464	—	—	—	168,926	48,395	55,828	733,613
Senior Vice President and	2009	394,004	—	—	—	200,077	18,340	94,053	706,474
President of North America,	2008	380,004	—	—	—	203,207	29,870	59,685	672,766
Lab Distribution and Services
Manuel Brocke-Benz	2010	409,693	—	—	—	236,047	239,021	14,224	898,985
Senior Vice President and	2009	390,090	—	—	—	284,435	287,952	15,743	978,220
Managing Director of Europe,
Lab Distribution and Services
Wu Ming Kei (a/k/a Eddy	2010	384,056	—	—	—	248,353	—	810,352	1,442,761
Wu) Senior Vice President	2009	352,197	—	—	—	270,066	—	652,831	1,275,094
and President, Asia-Pacific

(1)
This column reflects the actual salaries earned in 2010, 2009 and 2008, as applicable. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information regarding the annualized base salaries of our named executive officers. The 2010 and 2009 salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2010 (1.32694) and 2009 (1.39318), respectively; and the 2010 and 2009 salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2010 (0.12871) and 2009 (0.12901), respectively.

(2)
This column represents amounts earned under the MIP for each of 2010, 2009 and 2008, as applicable. The 2010 and 2009 MIP award amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2010 (1.33620) and December 31, 2009 (1.44060), respectively; and the 2010 and 2009 MIP award amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2010 (0.12866) and December 31, 2009 (0.12896), respectively.

(3)
For Mr. Malenfant, this column represents the sum of the changes in actuarial present value of the aggregate accumulated benefit under the VWR International Retirement Plan and VWR International Supplemental Benefits Plan during the years indicated. For Mr. Brocke-Benz, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the German Pension Plan from 2009 to 2010 (for 2010) and from 2008 to 2009 (for 2009) (the amounts have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31 of each year). See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(4)
This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2010, 2009 and 2008, as applicable.

The perquisites and other personal benefits for 2010 included: financial planning assistance of less than $25,000 for each of the named executive officers other than Mr. Brocke-Benz; an automobile allowance of $36,198 for Mr. Wu (converted from Chinese RMB to United States dollars using the average of the monthly average applicable exchange rate for 2010 (0.14775)) and less than $25,000 for Mr. Brocke-Benz; coverage under a Group Personal Excess Liability plan; and reimbursement of club membership dues of less than $25,000 for each of Messrs. Ballbach and Malenfant.
“All Other Compensation” for 2010 for Messrs. Ballbach, Cowan and Malenfant also includes: Company contributions to the Savings Plan of $12,593, in the aggregate, for each of these officers (which includes the performance-based contribution of $2,793 to be made by the Company for each of them in March 2011 based on our 2010 performance - see the Compensation Discussion and Analysis under “Retirement and Other Benefits-Savings Plan” for more information); Company restoration matching contributions to the Nonqualified Deferred Compensation Plan made by the Company in 2010, based on assumed maximum contributions to the Savings Plan and actual contributions to the Nonqualified Deferred Compensation Plan made by these officers in 2010, in the amount of $12,200, $12,200 and $16,581, respectively (see “Nonqualified Deferred Compensation Plan” for additional information); and tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to these officers in the aggregate amount of $11,449, $7,709, and $10,356, respectively.
“All Other Compensation” for 2010 for Mr. Wu also includes aggregate contribution payments to him of $57,534 toward his Hong Kong voluntary retirement plan, in accordance with his Executive Officer Employment Agreement (which aggregate amount has been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2010 (0.12871)). In addition, Mr. Wu, who is a Hong Kong national but who has been assigned to work in Shanghai, China, receives certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with his Executive Officer Employment Agreement. This compensation, which also is included in “All Other Compensation” for 2010 for Mr. Wu, is set forth in the table below (the amounts in the table been have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2010 (0.14775), except that the reimbursements for tuition and home visits are paid in United States dollars):

		Housing
	Tuition	Allowance	Utilities	Home Visits	Tax Equalization	Total

Payment	$49,454	$124,110	$15,514	$11,499	$449,985	$650,562
Lastly, “All Other Compensation” for 2010 for Mr. Wu includes tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to him in the aggregate amount of $55,239 (which amount has been converted from Hong Kong dollars or Chinese RMB to United States dollars using the average of the monthly average applicable exchange rates for 2010 (0.12871 and 0.14775, respectively).

Grants of Plan-Based Awards
The following table provides information about non-equity award targets for 2010 performance. No “equity awards” were issued to our named executive officers in 2010.

	Estimated Future Payouts Under Non-
	Equity Incentive Plan Awards				Estimated Future Payouts
	(1)				Under Equity Incentive Plan Awards
								All Other			Grant
								Stock	All Other		Date Fair
								Awards:	Option	Exercise	Value of
								Number	Awards:	or Base	Stock
								of Shares	Number of	Price of	and
								of Stock	Securities	Option	Option
		Threshold		Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Grant Date	($)	Target ($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/sh)	($)

John M. Ballbach	11/9/2009	—	$1,052,909	$1,684,654	—	—	—	—	—	—	—
Gregory L. Cowan	11/9/2009	—	341,250	546,000	—	—	—	—	—	—	—
Matthew Malenfant	11/9/2009	—	345,348	552,557	—	—	—	—	—	—	—
Manuel Brocke-Benz (2)	11/9/2009	—	307,270	491,631	—	—	—	—	—	—	—
Wu Ming Kei (a/k/a Eddy Wu) (2)	11/9/2009	—	288,042	460,868	—	—	—	—	—	—	—

(1)
These columns reflect the potential payments under the MIP for 2010 performance. The 2010 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” The components of the 2010 MIP were formally approved by the Compensation Committee at its meeting on November 9, 2009, but the Minimum Internal EBITDA Growth Target was adjusted on February 22, 2010. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their target cash bonus percentages of base salary). The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components.

(2)
The Target and Maximum amounts for Messrs. Brocke-Benz and Wu are calculated based on the conversion of their 2010 base salaries to United States dollars using the exchange rates described in Note (1) to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-end
The following table provides information as of December 31, 2010 regarding the founders common units purchased by our named executive officers under the Holdings Equity Plan. See “Equity Participation under Holdings Equity Plan” for more information.

	Option Awards					Stock Awards
									Equity Incentive
									Plan Awards:
		Number of						Equity Incentive	Market or
	Number of	Securities						Plan Awards:	Payout Value of
	Securities	Underlying	Equity Incentive Plan			Number of	Market Value	Number of Unearned	Unearned
	Underlying	Unexercised	Awards: Number of			Shares or	of Shares or	Shares, Units or	Shares, Units or
	Unexercised	Options	Securities Underlying	Option	Option	Units of Stock	Units of Stock	Other Rights	Other Rights
	Options	Unexercisable	UnexercisedUnearned	Exercise	Expiration	That Have Not	That Have Not	That Have Not	That Have Not
Name	Exercisable (#)	(#)	Options (#)	Price ($)	Date (#)	Vested (#) (1)	Vested($) (2)	Vested (#)	Vested ($)

John M. Ballbach	—	—	—	—	—	29,960.97	$299.61	—	—
Gregory L. Cowan	—	—	—	—	—	1,358.32	13.58	—	—
Matthew Malenfant	—	—	—	—	—	3,731.48	37.31	—	—
Manuel Brocke-Benz	—	—	—	—	—	3,731.48	37.31	—	—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	—	—	—	1,865.74	18.66	—	—

(1)
This column reflects the portion of the founders common units purchased by our named executive officers that remained unvested at the end of 2010. Founders common units vest on a daily pro rata basis over four years from the date of issuance.

(2)
There is no established public trading market for the preferred units or common units (including the founders common units) of Holdings. The value of the founders common units at December 31, 2010, for purposes of the Holdings Equity Plan and the related transaction documents, was $0.01 per unit.

Option Exercises and Stock Vested
The following table provides information regarding the founders common units purchased by our named executive officers under the Holdings Equity Plan that vested during 2010. See “Equity Participation under Holdings Equity Plan” for more information regarding the founders common units.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized on
Name	Exercise (#)	Upon Exercise ($)	Vesting (#) (1)	Vesting ($) (2)

John M. Ballbach	—	—	61,093.60	—
Gregory L. Cowan	—	—	2,769.77	—
Matthew Malenfant	—	—	7,608.88	—
Manuel Brocke-Benz	—	—	7,608.88	—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	3,804.44	—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers under the Holdings Equity Plan that vested during 2010.

(2)	No value is realized as a result of vesting of the founders common units. See “Equity Participation under Holdings Equity Plan” for a description of the vesting of founders common units.
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
VWR Retirement Plan. The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applies. The three-year sunset does not apply to any of our executive officers. As of December 31, 2010, the plan covered approximately 3,700 participants. Annual retirement benefits under the U.S. Retirement Plan are generally calculated as a single life annuity as the greater of:
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

The Social Security taxable wage base for employees retiring at the end of 2010 was $106,800. Under the U.S. Retirement Plan, final average earnings includes the participant’s salary and bonus, as well as any other bonus or severance payments to which a participant may become entitled but may not exceed an IRS-prescribed limit applicable to tax-qualified plans ($245,000 for 2010).
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

Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Code. The Section 415 limit for 2010 is $195,000 per year for a single life annuity payable at an IRS-prescribed retirement age.
Supplemental Benefits Plan. Because the U.S. Retirement Plan complies with ERISA and Code maximum compensation and defined benefit limitations, VWR also sponsors the U.S. SERP, which is a benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The U.S. SERP also was frozen on May 31, 2005, with a similar three-year sunset provision as is applicable to the U.S. Retirement Plan. The U.S. SERP was available to certain officers to provide for retirement benefits above amounts available under the U.S. Retirement Plan. As of December 31, 2010, the U.S. SERP covered 15 participants, three of whom are current employees.
The only current named executive officer covered by the U.S. SERP is Mr. Malenfant. As a result of the freeze of the U.S. SERP, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for a non-executive officer to which the three-year sunset applies. However, Mr. Malenfant was granted an additional benefit under the U.S. SERP as described below under “Pension Plan Table.”
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
Germany
Mr. Brocke-Benz is entitled to benefits under the German Pension Plan, the obligations under which VWR International GmbH assumed from Merck KGaA in connection with the CD&R Acquisition. The German Pension Plan is a non-funded defined benefit retirement plan that covers certain associates who were employed by Merck KGaA prior to the CD&R Acquisition. As of December 31, 2010, the German Pension Plan covered approximately 270 participants. Annual retirement benefits under the German Pension Plan are generally calculated as a single life annuity as the sum of (i) .5% of a participant’s monthly salary (up to German Social Security Threshold Level, which for 2010 was Euro 66,000) plus (ii) 1.5% of a participant’s monthly salary (in excess of the German Social Security Threshold), in each case multiplied by the participant’s years of pensionable service. The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age of 65. Benefits are reduced for retirement prior to age 63. Early commencement of the benefit payout is contingent upon commencement of German social security benefits. In addition, the plan provides for a spouse’s pension and does not require employee contributions.
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
The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2010 for Messrs. Malenfant and Brocke-Benz under each plan based upon the assumptions described in the applicable footnotes. No payments were made in 2010 from any of the plans to either Mr. Malenfant or Mr. Brocke-Benz.

		Number of Years	Present Value of
Name	Plan Name	Credited Service	Accumulated Benefit

Matthew Malenfant (1)	VWR International Retirement Plan	9.667	$134,051
	VWR International Supplemental Benefits Plan	9.667	189,052
Manuel Brocke-Benz (2)	German Pension Plan	24	1,371,798

(1)
The accumulated benefit for Mr. Malenfant is based on service and earnings (as described above) considered by the plans for the period through December 31, 2010, and includes the additional amounts payable to him under the U.S. SERP described above. The present value has been calculated assuming Mr. Malenfant will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable (i) with respect to his U.S. SERP Lump Sum Amount (as defined above under “-Supplemental Executive Retirement Plan”), as a lump sum upon termination of employment, and (ii) with respect to the rest of the benefit, under the available forms of life annuity consistent with the assumptions as described in Note 10 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the discount rate assumption is 5.40%.

(2)
The accumulated benefit for Mr. Brocke-Benz is based on service and earnings (as described above) considered by the plan for the period through December 31, 2010. The present value has been calculated assuming Mr. Brocke-Benz will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 10 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The amount presented in the table has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2010 (1.33620). The discount rate assumption is 5.0%.

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
The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2010 was the Company’s achievement of Internal EBITDA year-over-year growth (2010 vs. 2009) of 5% (i.e., the Minimum Internal EBITDA Growth Target under the 2010 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts are generally credited to the participants’ accounts in March of the following year (e.g., the matching amounts as a result of our satisfaction of the relevant 2010 performance goal will be made in March 2011).
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

The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at Last
Name	Last FY (1)	Last FY (2)	FY (3)	Distributions	FYE (4)

John M. Ballbach	$—	$12,200	$60	—	$31,940
Gregory L. Cowan	—	12,200	75	—	36,847
Matthew Malenfant	18,378	16,581	10,183	—	138,920

(1)
Represents the amount of 2010 base salary and/or cash bonus under the 2010 MIP (paid in 2011, the “2010 MIP Deferrals”), if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. The amount reflected for Mr. Malenfant consists solely of 2010 base salary deferrals, which is included in the column “Salary” of the Summary Compensation Table for 2010.

(2)
Represents Company restoration matching amounts (described above) that will be made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2011 as a result of our satisfaction of the relevant 2010 performance goal (“2010 Matching Amounts”). These amounts are included in the column “All Other Compensation” of the Summary Compensation Table for 2010.

(3)	No portion of the amounts in this column constitute “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2010.

(4)
The amounts reflect the actual aggregate balances as of December 31, 2010 plus 2010 MIP Deferrals, if any, and 2010 Matching Amounts, less aggregate withdrawals and distributions. As indicated in Notes (1) and (2) above, amounts in this column that represent contributions by the named executive officer or by the Company are reported in the Summary Compensation Table for the applicable year if the officer qualified as a named executive officer in such year. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements
The following tables show potential payments to each of our named executive officers, other than Mr. Brocke-Benz, under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2010 effective date of such change of control or termination. Mr. Brocke-Benz is not a party to any existing contracts, agreements, plans or arrangements, whether written or unwritten, providing for the types of potential payments reflected in the tables below; Mr. Brocke-Benz’s rights to any such payments would be based on applicable laws in Germany. The named executive officers also have certain benefits that would be payable upon a change of control and/or termination as described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”
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

JOHN M. BALLBACH

				Involuntary
				Not for Cause
				Termination or
				Resignation for	Involuntary
	Voluntary	Early	Normal	Good Reason	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control (2)	Death (3)	Disability (4)
Severance or Lump Sum Payments	—	—	—	$4,230,447	—	—	$1,052,909	$1,052,909
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—
GREGORY L. COWAN

				Involuntary
				Not for Cause
				Termination or
				Resignation for	Involuntary
	Voluntary	Early	Normal	Good Reason	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	—	—	—	$1,206,780	—	—	$341,250	$341,250
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—
MATTHEW MALENFANT

				Involuntary
				Not for Cause
				Termination or
				Resignation for	Involuntary
	Voluntary	Early	Normal	Good Reason	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	—	—	—	$1,221,123	—	—	$345,348	$345,348
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—
WU MING KEI (a/k/a EDDY WU) (6)

				Involuntary
				Not for Cause
				Termination or
				Resignation for	Involuntary
	Voluntary	Early	Normal	Good Reason	for Cause	Change in
Executive Payments Upon Termination	Termination	Retirement	Retirement	(1)	Termination	Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	—	—	—	$1,029,981	—	—	$287,930	$287,930
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—

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

(5)
All founders common units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the founders common units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause,” vested founders common units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause,” both vested and unvested founders common units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. See “Equity Participation under Holdings Equity Plan” for more information.

(6)	The salary-based amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2010 (0.12866).
Director Compensation
Under the Board Compensation Policy in place since 2007 (the “Board Compensation Policy”), all directors who are not also (i) officers or employees of VWR or us or (ii) Managing Directors or Managing Partners of Madison Dearborn (“Eligible Directors”), receive annual cash compensation of $100,000 for their service on VWR’s and our Board. No separate compensation is paid to Eligible Directors for their service on the Board committees. In addition, at the discretion of the Board of Holdings, Eligible Directors may be granted the right to receive or purchase equity interests in Holdings in accordance with the Holdings Equity Plan. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Certain Stockholder Matters” in this Annual Report on Form 10-K for a listing of the equity interests in Holdings beneficially owned by Eligible Directors. Non-Eligible Directors (which include Messrs. Alexos, Dean and Sullivan) will not be entitled to separate cash compensation or rights under the Holdings Equity Plan in connection with their service on the Board or Board committees. All Board members, other than those affiliated with Madison Dearborn, will be entitled to be reimbursed for reasonable travel, lodging and other expenses incurred in connection with their service on the Board and Board committees.
The table below sets forth director compensation for 2010:

	Fees Earned		Option	Non-Equity	All Other
	or Paid in	Stock	Awards	Incentive Plan	Compensation
Name	Cash ($)	Awards ($)	($)	Compensation ($)	($)	Total ($)

Robert L. Barchi	$100,000	—	—	—	—	$100,000
Edward A. Blechschmidt	100,000	—	—	—	—	100,000
Robert P. DeCresce	100,000	—	—	—	—	100,000
Harry M. Jansen Kraemer, Jr.	100,000	—	—	—	—	100,000
Pamela Forbes Lieberman	100,000	—	—	—	—	100,000
Carlos del Salto	100,000	—	—	—	—	100,000
Robert J. Zollars	100,000	—	—	—	—	100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. As of February 18, 2011, Holdings had 1,410,484 preferred units outstanding and 14,027,724 common units outstanding.
The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 18, 2011 by:
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

	Class A Common Units(1)		Class A Preferred Units(1)
	Number	Percent of Class	Number	Percent of Class
Principal Stockholders:
Madison Dearborn (2)	10,572,738.12	75.37%	1,175,259.52	83.32%
Avista Capital Partners (3)	1,076,259.68	7.67%	117,685.69	8.34%
Directors and Executive Officers:
John M. Ballbach (4)	298,679.81	2.13%	6,000.60	*
Gregory L. Cowan	14,244.52	*	349.77	*
Matthew Malenfant	39,131.37	*	960.87	*
Manuel Brocke-Benz	39,131.37	*	960.87	*
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	*	480.43	*
George Van Kula	70,436.46	*	1,729.56	*
Theodore C. Pulkownik	97,828.42	*	2,402.17	*
Paul A. Dumas	29,348.52	*	720.65	*
Jon Michael Colyer	25,435.39	*	624.56	*
Charles R. Patel	12,717.69	*	312.28	*
Theresa A. Balog	19,565.70	*	480.43	*
Nicholas W. Alexos (2)	—	*	—	*
Robert L. Barchi	8,000.00	*	—	*
Edward A. Blechschmidt	8,000.00	*	—	*
Thompson Dean (3)	—	*	—	*
Robert P. DeCresce	12,249.55	*	170.75	*
Harry M. Jansen Kraemer, Jr. (2)	83,612.04	*	4,116.39	*
Pamela Forbes Lieberman	8,000.00	*	—	*
Carlos del Salto	8,896.88	*	99.10	*
Timothy P. Sullivan (2)	—	*	—	*
Robert J. Zollars (5)	9,722.02	*	190.28	*

All Directors and Executive Officers as a group (21 persons) (2)(3)	12,453,563.22	88.78%	1,312,543.92	93.06%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below.

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

(4)
Includes 37,466.31 common units and 752.78 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 37,940.26 common units and 762.03 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust; Mr. Ballbach is the sole trustee of each of these Trusts. Mr. Ballbach has voting and investment authority over the securities held by the Trusts, but disclaims beneficial ownership of the securities held by the Trusts except to the extent of his pecuniary interest therein. The address for the Trusts is: The Wilmington Trust Company, c/o Gerhard T. van Arkel, 797 East Lancaster Avenue, Villanova, PA 19085.

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

Equity Compensation Plan Information
In connection with the consummation of the Merger, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Holdings Equity Plan. For more information regarding the Holdings Equity Plan and the current equity arrangements between our named executive officers and Holdings see “Item 11 - Executive Compensation — Equity Issuances under Holdings Equity Plan,” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” in this Annual Report on Form 10-K.

Number of Securities
Remaining for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options	Outstanding Options (b)	Reflected in Column (a))
Plan Category	(a)(1)	(1)	(c)(1)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2010	—	—	—

(1)
The Holdings Equity Plan was approved by Holdings’ Board of Managers and its members on June 29, 2007. There are no options outstanding under the Holdings Equity Plan; the only securities that have been issued pursuant to the Holdings Equity Plan are preferred units and common units. See “Description of Equity Capital of Holdings” above for a description of the securities. There is no mandatory limitation on the number of securities remaining for issuance under the Holdings Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Payments to Madison Dearborn and Avista
Upon closing of the Merger, we entered into a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, at the closing of the Merger, they received a fee of $35.6 million plus out-of-pocket expenses incurred in connection with the Merger. On August 20, 2007, the management services agreement was amended and restated to include an affiliate of Avista as an additional party. As of February 18, 2011, Madison Dearborn and Avista, through certain of their investment funds, are the beneficial owners of approximately 75.4% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. Pursuant to the amended management services agreement, Madison Dearborn and Avista are entitled to an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of the aforementioned services as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.
Management Equity Arrangements
Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management (the “Management Investors”), board members and consultants the opportunity to purchase equity units of Holdings. Under the equity arrangements entered into pursuant to the Holdings Equity Plan, the Management Investors each purchase a strip of securities comprised of preferred units and common units of Holdings. Through December 31, 2008, the per unit purchase price paid by Management Investors was $1,000 for the preferred units and $1.00 for the common units, the same as that paid by Madison Dearborn for the purchase of preferred units and common units issued in connection with the consummation of the Merger. Based on the quarterly valuation reports obtained by the Company in accordance with the Holdings Equity Plan, the per unit purchase price for any common units purchased by Management Investors since January 1, 2009 has been $0.01. Common units purchased pursuant to this strip of securities are 100% vested.
Under these equity arrangements, the Management Investors also purchase additional common units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 9.37% of Holdings’ total outstanding common units as of February 18, 2011. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.
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
The following table sets forth the number of common units and preferred units of Holdings purchased by our executive officers pursuant to the Holdings Equity Plan and beneficially owned as of February 18, 2011.

	Number of Class A	Number of Class A
Name	Common Units	Preferred Units

John M. Ballbach (1)	298,679.81	6,000.60
Gregory L. Cowan	14,244.52	349.77
Matthew Malenfant	39,131.37	960.87
Manuel Brocke-Benz	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43
George Van Kula	70,436.46	1,729.56
Theodore C. Pulkownik	97,828.42	2,402.17
Paul A. Dumas	29,348.52	720.65
Jon Michael Colyer	25,435.39	624.56
Charles R. Patel	12,717.69	312.28
Theresa A. Balog	19,565.70	480.43

(1)
Includes 37,466.31 common units and 752.78 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 37,940.26 common units and 762.03 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust. Mr. Ballbach is the trustee of both Trusts.

Miscellaneous
The Company, through its subsidiaries, sells certain products to BioReliance Corporation (“BioReliance”), which is a portfolio company of affiliated funds of Avista. In 2010, we had less than $1.5 million of net sales to BioReliance.
The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2010, we had less than $725,000 of net purchases from CDW.
The Company, through its subsidiaries, sells certain products to Lantheus Medical Imaging (“Lantheus”), which is a portfolio company of affiliated funds of Avista. In 2010, we had less than $500,000 of net sales to Lantheus.
The Company, through its subsidiaries, sells certain products to Navilyst Medical (“Navilyst”), which is a portfolio company of affiliated funds of Avista. In 2010, we had less than $200,000 of net sales to Navilyst.
Mr. del Salto’s sister-in-law joined the Company in August 2007 as the manager of the Company’s operations in Mexico and she resigned from this position in March 2010. She received compensation in excess of $120,000 from the Company in 2010.

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
Director Independence
The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2010 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.
1.	Robert L. Barchi

2.	Edward Blechschmidt

3.	Robert P. DeCresce

4.	Pamela Forbes Lieberman

5.	Robert J. Zollars
In determining Dr. Barchi’s independence, the Board considered that the Company had net sales to Thomas Jefferson University of less than $35,000 during 2010. In determining Dr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1 million.
The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees during 2010. Messrs. Alexos, Ballbach, Dean, del Salto, Kraemer and Sullivan are not independent.

Nominating & Corporate
Audit Committee	Compensation Committee	Finance Committee	Governance Committee
Nicholas W. Alexos	Timothy P. Sullivan	John M. Ballbach	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	John M. Ballbach
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Pamela Forbes Lieberman	Robert L. Barchi
Harry M. Jansen Kraemer, Jr.	Thompson Dean

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009. Fees and expenses for services rendered by KPMG in 2010 and 2009 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2010	2009
	(In thousands)
Audit Fees (1)	$2,795	$3,139
Audit-Related Fees (2)	33	46
Tax Fees (3)	80	15

	$2,908	$3,200

(1)	2010 and 2009 audit fees relate to the audit of the Company’s global operations including statutory audits, fees related to the audit of internal controls over financial reporting.

(2)	Audit-related services in 2010 and 2009 include agreed upon procedures in support of statutory requirements.

(3)	Tax fees in 2010 and 2009 relate to tax compliance services.
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
Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4(b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Previously filed as Exhibit 4.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4(c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.7(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1(c)	Second Amendment to said Merger Agreement, dated May 30, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2	Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.3(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3(b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3(c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3(d)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit*
Number	Description of Documents	Method of Filing

10.4	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and John M. Ballbach**	Filed herewith

10.5	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan**	Filed herewith

10.6	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Matthew Malenfant**	Filed herewith

10.7(a)	Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2009

10.7(b)	Supplement to Employment Agreement, dated April 23, 2003, between VWR International GmbH and Mauel Brocke-Benz**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2009

10.8	Employment Agreement, dated June 13, 2008 between VWR International, LLC and Wu Ming Kei (a/k/a Eddy Wu)**	Previously filed as Exhibit 10.9 to Annual report on Form 10-K for the year ended December 31, 2009

10.9(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.9(b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.10(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.10(b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.11(a)	VWR International Amended and Restated Retirement Plan**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11(b)	Amendment No. 1 to said Retirement Plan**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11(c)	Amendment No. 2 to said Retirement Plan**	Previously filed as Exhibit 10.8(c) to Annual Report on Form 10-K for the year ended December 31, 2006

10.11(d)	Amendment No. 3 to said Retirement Plan**	Previously filed as Exhibit 10.11(d) to Annual Report on Form 10-K for the year ended December 31, 2008

10.11(e)	Amendment No. 4 to said Retirement Plan**	Previously filed as Exhibit 10.12(e) to Annual Report on Form 10-K for the year ended December 31, 2009

10.11(f)	Amendment No. 5 to said Retirement Plan**	Previously filed as Exhibit 10.12(f) to Annual Report on Form 10-K for the year ended December 31, 2009

10.11(g)	Amendment No. 6 to said Retirement Plan**	Previously filed as Exhibit 10.12(g) to Annual Report on Form 10-K for the year ended December 31, 2009

10.11(h)	Amendment No. 7 to said Retirement Plan**	Filed herewith

Exhibit*
Number	Description of Documents	Method of Filing

10.12	VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2008

10.13	Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.
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

February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Ballbach	Chairman, President and Chief Executive Officer	February 25, 2011
John M. Ballbach

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	February 25, 2011
Gregory L. Cowan

/s/ Theresa A. Balog	Vice President and Corporate Controller	February 25, 2011
Theresa A. Balog
Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ George Van Kula	Attorney-in-fact	February 25, 2011
George Van Kula

Schedule II — Valuation and Qualifying Accounts
VWR FUNDING, INC.
For the Years Ended December 31, 2010, 2009 and 2008

			Foreign
	Balance at		Currency	Increases
	Beginning of	Charged to	Translation	(Deductions)	Balance at
	Year	Income	Adjustment	From Reserves	End of Year
	(In millions)
Year ended December 31, 2010
Allowance for doubtful receivables (1)	$10.8	$2.5	$(0.6)	$(3.6)	$9.1
Valuation allowance on deferred taxes (2)	$56.6	$3.5	$(3.0)	$10.4	$67.5
Year ended December 31, 2009
Allowance for doubtful receivables (1)	$10.1	$3.8	$0.6	$(3.7)	$10.8
Valuation allowance on deferred taxes (2)	$47.2	$1.8	$1.6	$6.0	$56.6
Year ended December 31, 2008
Allowance for doubtful receivables (1)	$12.0	$2.7	$(0.8)	$(3.8)	$10.1
Valuation allowance on deferred taxes (2)	$36.2	$2.8	$(2.4)	$10.6	$47.2

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases (deductions) from reserves indicates utilization and other adjustments not charged or credited to income.

EXHIBIT INDEX

Exhibit*
Number	Description of Documents

10.4	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and John M. Ballbach**

10.5	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan**

10.6	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Matthew Malenfant**

10.11(h)	Amendment No. 7 to said Retirement Plan**

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.