Form 10-Q
period 2011-03-31
VWR Funding, Inc.
filed 2011-05-10
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 10, 2011 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$143.1	$142.1
Compensating cash balance	107.7	85.4
Trade accounts receivable, less reserves of $9.6 and $9.1, respectively	579.0	512.0
Other receivables	43.1	45.2
Inventories	297.1	293.0
Other current assets	32.2	28.4

Total current assets	1,202.2	1,106.1
Property and equipment, net	200.8	194.2
Goodwill	1,833.2	1,757.1
Other intangible assets, net	1,902.9	1,858.2
Deferred income taxes	8.7	9.8
Other assets	77.1	76.0

Total assets	$5,224.9	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$210.2	$117.4
Accounts payable	433.6	406.0
Accrued expenses	190.1	206.5

Total current liabilities	833.9	729.9
Long-term debt and capital lease obligations	2,696.5	2,640.3
Other long-term liabilities	134.0	137.2
Deferred income taxes	478.9	478.8

Total liabilities	4,143.3	3,986.2
Redeemable equity units	51.0	50.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.4	1,361.2
Accumulated deficit	(402.8)	(376.2)
Accumulated other comprehensive income (loss)	72.0	(19.8)

Total stockholders’ equity	1,030.6	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$5,224.9	$5,001.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$991.2	$874.3
Cost of goods sold	706.4	617.6

Gross profit	284.8	256.7
Selling, general and administrative expenses	220.1	202.6

Operating income	64.7	54.1
Interest income	0.5	0.4
Interest expense	(48.0)	(54.1)
Other income (expense), net	(48.7)	58.3

(Loss) income before income taxes	(31.5)	58.7
Income tax benefit (provision)	4.9	(20.3)

Net (loss) income	$(26.6)	$38.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Three Months Ended March 31, 2011
(In millions, except share data)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2011	1,000	$—	$1,361.2	$(376.2)	$(19.8)	$965.2
Capital contributions from parent	—	—	0.5	—	—	0.5
Share-based compensation expense associated with our parent company equity plan	—	—	0.9	—	—	0.9
Reclassifications of redeemable equity units	—	—	(1.2)	—	—	(1.2)
Comprehensive income:
Net loss	—	—	—	(26.6)	—	(26.6)
Other comprehensive income	—	—	—	—	91.8	91.8

Total comprehensive income						65.2

Balance at March 31, 2011	1,000	$—	$1,361.4	$(402.8)	$72.0	$1,030.6

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(26.6)	$38.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	29.4	28.7
Net unrealized translation loss (gain)	49.5	(57.5)
Net unrealized gain on interest rate swaps	(7.0)	(1.0)
Non-cash payment-in-kind interest accretion	—	3.0
Non-cash equity compensation expense	0.9	0.8
Amortization of debt issuance costs	2.4	2.4
Deferred income tax (benefit) provision	(12.7)	13.7
Other, net	1.4	1.4
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(43.5)	(25.7)
Inventories	13.6	11.1
Other current and non-current assets	(1.9)	(20.6)
Accounts payable	8.4	18.5
Accrued expenses and other liabilities	(21.8)	11.8

Net cash (used in) provided by operating activities	(7.9)	25.0

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(58.1)	0.8
Capital expenditures	(6.6)	(4.2)

Net cash used in investing activities	(64.7)	(3.4)

Cash flows from financing activities:
Proceeds from debt	196.1	44.7
Repayment of debt	(131.6)	(59.3)
Net change in bank overdrafts	24.0	(19.5)
Net change in compensating cash balance	(22.3)	19.5
Proceeds from equity incentive plans	0.5	0.2
Repurchase of redeemable equity units	(0.3)	(0.2)

Net cash provided by (used in) financing activities	66.4	(14.6)

Effect of exchange rate changes on cash	7.2	(5.8)

Net increase in cash and cash equivalents	1.0	1.2
Cash and cash equivalents beginning of period	142.1	124.4

Cash and cash equivalents end of period	$143.1	$125.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$69.5	$32.8
Income taxes paid, net	$5.2	$7.2
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment.
The accompanying condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to March 31, 2011 through the date of issuance.
(2) Recently Adopted Accounting Standards
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This updated guidance requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and requires reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis. This guidance became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the additional Level 3 activity on a gross basis, which became effective for the Company beginning January 1, 2011. Our adoption of this updated guidance had no material impact on the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Revenue Recognition
In October 2009, the FASB issued updated revenue recognition guidance that eliminates the requirement that all undelivered elements have vendor-specific objective evidence or third party evidence of selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. Additionally, the new guidance requires entities to disclose more information about their multiple-element revenue arrangements. This guidance became effective for the Company on January 1, 2011 and did not have a material impact on our condensed consolidated financial statements.
(3) Goodwill and Other Intangible Assets
(a) Recent Acquisitions
Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below:
•
On September 1, 2010, we acquired the scientific distribution businesses of EBOS Group Limited (collectively “ANZ Lab”). ANZ Lab distributes general laboratory supplies and life science products in Australia and New Zealand.

•
On September 1, 2010, we acquired Labart sp. z o.o. (“Labart”), and on March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”). Labart and Alfalab are scientific laboratory supply distributors operating in Poland.

•
On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic supplier and manufacturer of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production.

The results of ANZ Lab and AMRESCO have been included in our North American Lab segment, and the results of Labart have been included in our European Lab segment, each from their respective dates of acquisition. The aggregate purchase price for the Acquisitions of approximately $90.8 was funded from cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility and was comprised of $18.0 of net tangible assets, $34.1 of intangible assets and a residual amount of $38.7 allocated to goodwill. The purchase price allocations for the Acquisitions are preliminary and may be adjusted subsequently, although we are unaware of any information that would cause the final allocations to differ materially from preliminary estimates.
On May 2, 2011, we acquired the distribution business of Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”). Trenka distributes a range of industrial clothing, testing equipment, and personal protection equipment to customers in Austria. Trenka has annual net sales of approximately $10.
On April 18, 2011, we signed an agreement to acquire the businesses of Anachemia Canada Inc. and its affiliates (“Anachemia”). The finalization of this transaction is subject to customary closing conditions, and we expect the closing to occur in the third quarter of 2011. Based in Montreal, Anachemia distributes chemicals, laboratory supplies and equipment in the United States, Canada, Latin America and Mexico. Anachemia has annual net sales of approximately $65.
(b) Goodwill
The following table reflects changes in the carrying value of goodwill by segment:

	North American	European	Science
	Lab	Lab	Education	Total
Balance at January 1, 2011	$948.7	$808.4	$—	$1,757.1
Acquisitions	22.6	1.0	—	23.6
Currency translation changes	1.7	50.8	—	52.5

Balance at March 31, 2011	$973.0	$860.2	$—	$1,833.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	March 31, 2011		December 31, 2010
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,068.5	$95.5	$1,044.2	$95.5
European Lab	860.2	—	808.4	—
Science Education	99.8	99.8	99.8	99.8

Total	$2,028.5	$195.3	$1,952.4	$195.3

(c) Intangible Assets
The following table provides detail of our intangible assets:

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$783.8	$142.7	$641.1	$765.8	$132.3	$633.5
European Lab	508.2	96.8	411.4	478.2	84.7	393.5
Science Education	131.2	24.7	106.5	131.2	23.1	108.1
Chemical supply agreement	56.7	30.4	26.3	53.4	26.7	26.7
Other	22.3	10.6	11.7	16.6	9.1	7.5

Total amortizable intangible assets	1,502.2	305.2	1,197.0	1,445.2	275.9	1,169.3
Indefinite-lived intangible assets:
Trademarks and tradenames	705.9	—	705.9	688.9	—	688.9

Total intangible assets	$2,208.1	$305.2	$1,902.9	$2,134.1	$275.9	$1,858.2

The following table shows amortization expense for each of the reporting periods:

	Three Months Ended
	March 31,
	2011	2010
Amortization expense	$21.3	$20.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
(4) Debt
The following is a summary of our debt obligations:

	March 31,	December 31,
	2011	2010
Senior Secured Credit Facility	$1,525.9	$1,410.0
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	713.0
10.75% Unsecured Senior Subordinated Notes due 2017	538.9	528.2
Compensating cash balance	107.7	85.4
Capital leases	19.7	19.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	0.5	0.9

Total debt	2,906.7	2,757.7
Less short-term portion	(210.2)	(117.4)

Total long-term portion	$2,696.5	$2,640.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.2 ($835.6 on a U.S. dollar equivalent basis as of March 31, 2011), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.9 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014 and the multi-currency revolving loan facility will mature on June 30, 2013.
As of March 31, 2011, an aggregate U.S. dollar equivalent of $87.4 was outstanding under the multi-currency revolving loan facility, consisting of (1) revolving loans denominated in British pounds sterling of £7.2 ($11.6 on a U.S. dollar equivalent basis) and (2) revolving loans denominated in U.S. dollars of $75.8. In addition, we had $12.5 of undrawn letters of credit outstanding. As of March 31, 2011, we had $150.1 of available borrowing capacity under the multi-currency revolving loan facility.
As of March 31, 2011, interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.75% and 3.45%, respectively. Amounts drawn under the multi-currency revolving loan facility bear variable interest rates with a weighted average rate as of March 31, 2011 of 2.75%. See Note 9 for information on our interest rate swap arrangements.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of March 31, 2011, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. In prior periods, the Company could elect to satisfy its interest obligations by increasing the principal amount of the Senior Notes instead of paying cash. All such elections have since expired, so the Company must satisfy any remaining interest payments by paying cash. On or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination at this time.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 ($180.2 on a U.S. dollar equivalent basis as of March 31, 2011) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
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
As of March 31, 2011, the Company was in compliance with all covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(d) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt as of each period end.
(5) Other Income (Expense), net
Other income (expense), net is comprised of exchange gains and losses from foreign currency transactions and/or translation. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to foreign currency risk, principally with respect to the Euro.
Our net exchange loss of $48.7 for the three months ended March 31, 2011 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $58.3 for the three months ended March 31, 2010 is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
(6) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our significant non-U.S. plans in Germany, France and the UK for each of the reporting periods include the following components:

	Three Months Ended March 31,
	U.S. Retirement Plan		German, French and UK Plans
	2011	2010	2011	2010
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	2.4	2.4	1.5	1.5
Expected return on plan assets	(3.1)	(3.0)	(1.1)	(1.0)
Recognized net actuarial (gain) loss	(0.1)	(0.2)	0.1	—

Net periodic pension (income) cost	$(0.6)	$(0.7)	$1.1	$1.0

The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2011, and expects to make no contributions during the remainder of 2011. The Company made contributions to our significant non-U.S. plans of $0.3 during the three months ended March 31, 2011, and expects to make additional contributions of approximately $0.7 during the remainder of 2011.
(7) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan was $0.9 and $0.8 for the three months ended March 31, 2011 and 2010, respectively.
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

Balance at January 1, 2011	$50.0
Reclassifications from permanent equity, net	1.2
Reclassifications to accrued expenses upon notification of redemption	(0.2)

Balance at March 31, 2011	$51.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
(8) Income Taxes
(a) Tax Benefit (Provision)
During the three months ended March 31, 2011 and 2010, we recognized an income tax benefit (provision) of $4.9 and $(20.3) respectively, on pre-tax (loss) income of $(31.5) and $58.7, respectively.
The tax benefit recognized during the three months ended March 31, 2011 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses (see Note 5) and interest expense, partially offset by taxes on operating profits in our foreign operations.
The tax provision recognized during the three months ended March 31, 2010 is primarily the result of taxes on operating profits generated in our foreign operations as well as from our recognition of significant net exchange gains (see Note 5) in excess of interest expense in our domestic operations.
Our tax benefit (provision) and our effective tax rate can change significantly on a quarterly basis primarily due to the volatility of our net exchange gains and losses in our operating results.
(b) Uncertain Tax Positions
We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2004. Substantially all state and local income tax matters have also been finalized through 2005.
During the current quarter, the Company withdrew a refund claim that was based on a local country court ruling. This resulted in a reduction of our reserve for uncertain tax benefits and our deferred income tax assets of $1.2 during the three months ended March 31, 2011, with no effect on our consolidated tax provision.
While it is reasonably possible that the amount of unrecognized tax benefits ($3.8 as of March 31, 2011) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
(9) Financial Instruments and Fair Value Measurements
Our financial instruments consist primarily of cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor.
Our financial instruments, other than our trade accounts receivable and payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements and foreign currency forward contracts, contain off-balance sheet risk.
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
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability
•	Level 3 — Inputs that are unobservable for the asset or liability based on the Company’s own assumptions (about the assumptions market participants would use in pricing the asset or liability)
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Description	March 31, 2011	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(28.2)	$—	$(28.2)	$—

Description	December 31, 2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(35.2)	$—	$(35.2)	$—
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,525.9	$1,492.6	$1,410.0	$1,344.3
Senior Notes	713.0	757.5	713.0	748.6
Senior Subordinated Notes	538.9	550.7	528.2	554.6

	$2,777.8	$2,800.8	$2,651.2	$2,647.5

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
(c) Derivative Instruments and Hedging Activities
Interest Rate Swap Arrangements
Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is currently party to two interest rate swaps which are not currently designated as hedging instruments. Changes in the fair value of the swaps are recognized as a component of interest expense.
As of March 31, 2011, our interest rate swap arrangements effectively convert $325.0 of variable rate U.S. dollar-denominated debt and €220.0 ($312.6 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $68.2, and the fair value of these contracts were immaterial, as of March 31, 2011.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Tabular Disclosures
The following table reflects the balance sheet classification and fair value of our derivative instruments on a gross basis:

Liability Derivatives
	March 31, 2011		December 31, 2010
Derivatives not designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate swap arrangements	Other long-term liabilities	$28.2	Other long-term liabilities	$35.2
The following table reflects the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations for the three months ended March 31, 2011 and 2010:

		Amount of Gain (Loss)
		Recognized in Earnings
Derivatives not designated as	Location of Gain (Loss)	Three Months Ended March 31,
hedging instruments	Recognized in Earnings	2011	2010

Interest rate swap arrangements — realized	Interest expense	$(6.9)	$(7.9)
Interest rate swap arrangements — unrealized	Interest expense	7.0	1.0

Total		$0.1	$(6.9)

(10)	Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended
	March 31,
	2011	2010
Net (loss) income	$(26.6)	$38.4
Other comprehensive income (loss):
Foreign currency translation adjustments	90.4	(87.2)
Unrealized gain (loss) on derivatives, net of tax (1)	0.7	(0.2)
Amortization of realized losses on derivatives, net of tax (2)	0.7	0.7
Amortization of net actuarial gain, net of tax (3)	—	(0.1)

Comprehensive income (loss)	$65.2	$(48.4)

(1)	Unrealized gain (loss) on derivatives is net of taxes of $0.3 and $0.2 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Amortization of realized losses on derivatives is net of taxes of $0.5 and $0.6 for the three months ended March 31, 2011 and 2010, respectively.

(3)	Amortization of net actuarial gain is net of taxes of $0.1 for the three months ended March 31, 2010.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
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
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted its suspension with respect to a majority of the products covered by the European Distribution Agreement. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. As of March 31, 2011, we have recognized an amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA in the amount of $26.3. We cannot assess the likely outcome of our and Merck KGaA’s appeal of the GFCO’s initial decision or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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
March 31, 2011
(In millions)
(Unaudited)
(12) Segment Financial Information
The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.
Selected segment financial information and reconciliation of reported operating income (loss) by segment to (loss) income before income taxes are presented below. Revenues reported for each operating segment are net of inter-segment activity.

	Three Months Ended March 31,
	2011	2010
Net sales
North American Lab	$568.7	$491.4
European Lab	400.1	358.3
Science Education	22.4	24.6

Total	$991.2	$874.3

	Three Months Ended March 31,
	2011	2010
Operating income (loss)
North American Lab	$35.7	$29.4
European Lab	33.4	27.1
Science Education	(4.4)	(2.4)

Total	64.7	54.1
Interest income	0.5	0.4
Interest expense	(48.0)	(54.1)
Other income (expense), net	(48.7)	58.3

(Loss) income before income taxes	$(31.5)	$58.7

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
The following condensed consolidating financial statements present the balance sheets as of March 31, 2011 and December 31, 2010 and the statements of operations and cash flows for the three months ended March 31, 2011 and 2010 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
March 31, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$1.5	$141.6	$—	$143.1
Compensating cash balance	—	—	107.7	—	107.7
Trade accounts receivable, net	—	243.6	335.4	—	579.0
Inventories	—	144.6	152.5	—	297.1
Other current assets	—	25.4	49.9	—	75.3
Intercompany receivables	21.3	4.1	1.9	(27.3)	—

Total current assets	21.3	419.2	789.0	(27.3)	1,202.2
Property and equipment, net	—	86.8	114.0	—	200.8
Goodwill	—	891.3	941.9	—	1,833.2
Other intangible assets, net	—	1,081.6	821.3	—	1,902.9
Deferred income taxes	199.2	—	8.7	(199.2)	8.7
Investment in subsidiaries	2,644.2	1,812.6	—	(4,456.8)	—
Other assets	31.9	37.7	7.5	—	77.1
Intercompany loans	1,033.5	78.2	21.3	(1,133.0)	—

Total assets	$3,930.1	$4,407.4	$2,703.7	$(5,816.3)	$5,224.9

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$103.6	$0.4	$106.2	$—	$210.2
Accounts payable	—	209.1	224.5	—	433.6
Accrued expenses	16.2	57.7	116.2	—	190.1
Intercompany payables	—	3.3	24.0	(27.3)	—

Total current liabilities	119.8	270.5	470.9	(27.3)	833.9
Long-term debt and capital lease obligations	2,678.9	1.1	16.5	—	2,696.5
Other long-term liabilities	29.0	25.9	79.1	—	134.0
Deferred income taxes	—	426.6	251.5	(199.2)	478.9
Intercompany loans	20.8	1,039.9	72.3	(1,133.0)	—

Total liabilities	2,848.5	1,764.0	890.3	(1,359.5)	4,143.3
Redeemable equity units	51.0	—	—	—	51.0
Total stockholders’ equity	1,030.6	2,643.4	1,813.4	(4,456.8)	1,030.6

Total liabilities, redeemable equity units and stockholders’ equity	$3,930.1	$4,407.4	$2,703.7	$(5,816.3)	$5,224.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$0.4	$10.5	$131.2	$—	$142.1
Compensating cash balance	—	—	85.4	—	85.4
Trade accounts receivable, net	—	211.4	300.6	—	512.0
Inventories	—	149.1	143.9	—	293.0
Other current assets	—	27.2	46.4	—	73.6
Intercompany receivables	18.5	3.4	—	(21.9)	—

Total current assets	18.9	401.6	707.5	(21.9)	1,106.1
Property and equipment, net	—	83.6	110.6	—	194.2
Goodwill	—	867.5	889.6	—	1,757.1
Other intangible assets, net	—	1,071.2	787.0	—	1,858.2
Deferred income taxes	195.8	—	9.8	(195.8)	9.8
Investment in subsidiaries	2,513.8	1,694.5	—	(4,208.3)	—
Other assets	33.9	36.3	5.8	—	76.0
Intercompany loans	1,033.0	110.6	21.3	(1,164.9)	—

Total assets	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$28.7	$0.4	$88.3	$—	$117.4
Accounts payable	—	193.0	213.0	—	406.0
Accrued expenses	35.8	63.5	107.2	—	206.5
Intercompany payables	—	1.0	20.9	(21.9)	—

Total current liabilities	64.5	257.9	429.4	(21.9)	729.9
Long-term debt and capital lease obligations	2,622.5	1.1	16.7	—	2,640.3
Other long-term liabilities	35.8	25.5	75.9	—	137.2
Deferred income taxes	—	436.0	238.6	(195.8)	478.8
Intercompany loans	57.4	1,031.8	75.7	(1,164.9)	—

Total liabilities	2,780.2	1,752.3	836.3	(1,382.6)	3,986.2
Redeemable equity units	50.0	—	—	—	50.0
Total stockholders’ equity	965.2	2,513.0	1,695.3	(4,208.3)	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$506.9	$487.9	$(3.6)	$991.2
Cost of goods sold	—	377.6	332.4	(3.6)	706.4

Gross profit	—	129.3	155.5	—	284.8
Selling, general and administrative expenses	0.7	108.1	121.3	(10.0)	220.1

Operating (loss) income	(0.7)	21.2	34.2	10.0	64.7
Interest expense, net of interest income	(37.9)	(8.6)	(1.0)	—	(47.5)
Other income (expense), net	(50.3)	(2.1)	13.7	(10.0)	(48.7)

(Loss) income before income taxes and equity in earnings of subsidiaries	(88.9)	10.5	46.9	—	(31.5)
Income tax benefit (provision)	23.8	(6.6)	(12.3)	—	4.9
Equity in earnings of subsidiaries, net of tax	38.5	34.6	—	(73.1)	—

Net (loss) income	$(26.6)	$38.5	$34.6	$(73.1)	$(26.6)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$447.6	$430.4	$(3.7)	$874.3
Cost of goods sold	—	330.1	291.2	(3.7)	617.6

Gross profit	—	117.5	139.2	—	256.7
Selling, general and administrative expenses	0.8	94.2	113.0	(5.4)	202.6

Operating (loss) income	(0.8)	23.3	26.2	5.4	54.1
Interest expense, net of interest income	(44.3)	(8.7)	(0.7)	—	(53.7)
Other income (expense), net	57.0	16.1	(9.4)	(5.4)	58.3

Income before income taxes and equity in earnings of subsidiaries	11.9	30.7	16.1	—	58.7
Income tax provision	(0.1)	(16.0)	(4.2)	—	(20.3)
Equity in earnings of subsidiaries, net of tax	26.6	11.9	—	(38.5)	—

Net income	$38.4	$26.6	$11.9	$(38.5)	$38.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(62.1)	$36.3	$17.9	$—	$(7.9)

Cash flows from investing activities:
Intercompany investing transactions	(8.6)	5.0	—	3.6	—
Acquisitions of businesses	—	(56.4)	(1.7)	—	(58.1)
Capital expenditures	—	(4.6)	(2.0)	—	(6.6)

Net cash used in investing activities	(8.6)	(56.0)	(3.7)	3.6	(64.7)

Cash flows from financing activities:
Intercompany financing transactions	—	8.6	(5.0)	(3.6)	—
Proceeds from debt	196.0	—	0.1	—	196.1
Repayment of debt	(130.7)	—	(0.9)	—	(131.6)
Other financing activities, net	5.0	2.1	(5.2)	—	1.9

Net cash provided by (used in) financing activities	70.3	10.7	(11.0)	(3.6)	66.4

Effect of exchange rate changes on cash	—	—	7.2	—	7.2

Net (decrease) increase in cash and cash equivalents	(0.4)	(9.0)	10.4	—	1.0
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$1.5	$141.6	$—	$143.1

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(18.4)	$23.3	$20.1	$—	$25.0

Cash flows from investing activities:
Intercompany investing transactions	32.3	2.1	—	(34.4)	—
Acquisitions of businesses and other intangible assets	—	—	0.8	—	0.8
Capital expenditures	—	(2.4)	(1.8)	—	(4.2)

Net cash provided by (used in) investing activities	32.3	(0.3)	(1.0)	(34.4)	(3.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(32.3)	(2.1)	34.4	—
Proceeds from debt	44.3	—	0.4	—	44.7
Repayment of debt	(58.8)	(0.1)	(0.4)	—	(59.3)
Other financing activities, net	—	0.4	(0.4)	—	—

Net cash used in financing activities	(14.5)	(32.0)	(2.5)	34.4	(14.6)

Effect of exchange rate changes on cash	—	—	(5.8)	—	(5.8)

Net (decrease) increase in cash and cash equivalents	(0.6)	(9.0)	10.8	—	1.2
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$0.7	$1.1	$123.8	$—	$125.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties;
•	loss of any of our key executive officers;
•	our ability to consummate and integrate potential acquisitions;

•
unexpected costs or disruptions to our business or internal controls associated with the implementation of important technology initiatives, including those relating to our enterprise resource planning and e-commerce capabilities;

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab and European Lab businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment.
Consolidated net sales were $991.2 million for the three months ended March 31, 2011, representing an increase of $116.9 million or 13.4% compared to the same period in 2010. Changes in foreign currency exchange rates and the contribution from acquisitions were favorable to net sales growth by approximately $31.9 million or 3.6%. Comparable net sales growth was driven by an approximate 10% growth of net sales in both our North American Lab and European Lab businesses. This growth was primarily attributable to increased sales volume from our pharmaceutical and biotechnology customers and our industrial customers, new customer wins, and continued growth in sales of equipment, instruments and furniture.
Consolidated operating income was $64.7 million for the three months ended March 31, 2011, representing an increase of $10.6 million or 19.6% compared to the same period in 2010. Changes in foreign currency exchange rates, net of the contribution from acquisitions, were favorable to operating income growth by approximately $0.9 million or 1.7%. Comparable operating income growth was driven by an expansion of gross profit from the increase in net sales, slightly offset by increased selling, general and administrative (“SG&A”) expenses due to increases in personnel costs and incremental costs to support higher sales volumes.
We recognized a consolidated net loss of $26.6 million and consolidated net income of $38.4 million during the three months ended March 31, 2011 and 2010, respectively. The fluctuation between net income and net loss is primarily attributable to our recognition of net unrealized translation gains and losses associated with our Euro denominated debt, net of related income tax effects.
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
Our net exchange loss of $48.7 million for the three months ended March 31, 2011, is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $58.3 million for the three months ended March 31, 2010, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.

Acquisitions
The Company made the following acquisitions during 2011 and 2010:

		Product / Service		Business
Acquisition Date	Entity/Business Name	Offering	Location	Segment
March 31, 2011	Alfalab Hurtownia Chemiczna Sp. z o.o	Laboratory supply	Poland	European Lab
February 1, 2011	AMRESCO Inc. (“AMRESCO”)	Biochemical and reagent manufacturing	United States	North American Lab
September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab
September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “ANZ Lab”)	Laboratory supply	Australia & New Zealand	North American Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility. The operating results of the acquired entities are included in the operating results of the respective business segments from the date of acquisition.
On May 2, 2011, we acquired the distribution business of Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”). Trenka distributes a range of industrial clothing, testing equipment, and personal protection equipment to customers in Austria. Trenka has annual net sales of approximately $10 million.
On April 18, 2011, we signed an agreement to acquire the businesses of Anachemia Canada Inc. and its affiliates (“Anachemia”). The finalization of this transaction is subject to customary closing conditions, and we expect the closing to occur in the third quarter of 2011. Based in Montreal, Anachemia distributes chemicals, laboratory supplies and equipment in the United States, Canada, Latin America and Mexico. Anachemia has annual net sales of approximately $65 million.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
			Change
	2011	2010	Amount	%
North American Lab	$568.7	$491.4	$77.3	15.7%
European Lab	400.1	358.3	41.8	11.7%
Science Education	22.4	24.6	(2.2)	(8.9)%

Total	$991.2	$874.3	$116.9	13.4%

Net sales for the three months ended March 31, 2011 increased $116.9 million or 13.4%, from the comparable period of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of AMRESCO, Labart and ANZ Lab (the “Acquisitions”) caused net sales to increase by approximately $31.9 million during the three months ended March 31, 2011. Accordingly, net sales from comparable operations increased approximately $85.0 million or 9.7% during the three months ended March 31, 2011, from the comparable period of 2010.
Net sales of consumable products (including chemicals) within the laboratory distribution businesses exhibited high single-digit growth during the three months ended March 31, 2011, compared to the same period in 2010, while net sales of capital goods (including equipment, instruments and furniture) experienced low double-digit growth over the same period. Net sales to pharmaceutical and biotechnology customers experienced low double-digit increases during the three months ended March 31, 2011 compared to the same period in 2010. Sales to industrial customers reflected high single-digit growth during the three months ended March 31, 2011 compared to the same period in 2010, and sales to educational and governmental entities experienced mid single-digit growth over the same period.

Net sales in our North American Lab segment for the three months ended March 31, 2011 increased $77.3 million or 15.7%, from the comparable period of 2010. Changes in foreign currency exchange rates and the acquisitions of AMRESCO and ANZ Lab caused net sales to increase by approximately $25.3 million during the three months ended March 31, 2011. Accordingly, net sales from comparable operations increased approximately $52.0 million or 10.6% during the three months ended March 31, 2011, from the comparable period of 2010.
Net sales in our European Lab segment for the three months ended March 31, 2011 increased $41.8 million or 11.7%, from the comparable period of 2010. Changes in foreign currency exchange rates and the contribution from the acquisition of Labart caused net sales to increase by approximately $6.6 million during the three months ended March 31, 2011. Accordingly, net sales from comparable operations increased approximately $35.2 million or 9.8% during the three months ended March 31, 2011, from the comparable period of 2010.
Net sales in our Science Education segment for the three months ended March 31, 2011 decreased $2.2 million or 8.9%, from the comparable period of 2010. This decrease is primarily due to reductions in sales volume across our core science supplies businesses. Our Science Education segment continues to be negatively impacted by unfavorable industry conditions and the resulting reduction in discretionary spending by schools.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Gross profit	$284.8	256.7
Percentage of net sales (gross margin)	28.7%	29.4%
Gross profit for the three months ended March 31, 2011 increased $28.1 million or 10.9%, from the comparable period of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused gross profit to increase by approximately $10.3 million during the three months ended March 31, 2011. Accordingly, gross profit from comparable operations increased approximately $17.8 million or 6.9% for the three months ended March 31, 2011, from the comparable period of 2010.
Consolidated gross margin decreased approximately 70 basis points to 28.7% during the three months ended March 31, 2011, from the comparable period of 2010. Gross margins in our North American Lab and European Lab segments were unfavorably impacted by the mix of customers and products associated with our growth in net sales. Gross margin in our Science Education segment was unfavorably impacted by customer mix as well as continued unfavorable industry conditions and the resulting reduction in discretionary spending by schools.
Selling, General and Administrative Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expenses	$220.1	$202.6
Percentage of net sales	22.2%	23.2%
SG&A expenses for the three months ended March 31, 2011 increased $17.5 million or 8.6%, from the comparable period of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused SG&A expenses to increase by approximately $9.4 million during the three months ended March 31, 2011. Accordingly, SG&A expenses from comparable operations increased approximately $8.1 million or 4.0% for the three months ended March 31, 2011, from the comparable period of 2010. The increase in SG&A expenses is primarily attributable to increases in wage rates and related personnel costs as well as incremental costs to support higher sales volumes.

Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by reportable segment for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
		% of Net		% of Net
	2011	Sales	2010	Sales
North American Lab	$35.7	6.3%	$29.4	6.0%
European Lab	33.4	8.3%	27.1	7.6%
Science Education	(4.4)	(19.6)%	(2.4)	(9.8)%

Total	$64.7	6.5%	$54.1	6.2%

Operating income for the three months ended March 31, 2011 increased $10.6 million or 19.6%, from the comparable period of 2010. Changes in foreign currency exchange rates, net of the contribution from the Acquisitions, caused operating income to increase approximately $0.9 million during the three months ended March 31, 2011. Accordingly, operating income related to comparable operations increased approximately $9.7 million or 17.9% for the three months ended March 31, 2011, from the comparable period of 2010.
Operating income in our North American Lab segment for the three months ended March 31, 2011 increased $6.3 million or 21.4%, from the comparable period of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of AMRESCO and ANZ Lab caused operating income to increase approximately $0.2 million during the three months ended March 31, 2011. Accordingly, operating income related to comparable operations increased approximately $6.1 million or 20.7% for the three months ended March 31, 2011, from the comparable period of 2010. The increase in operating income is the result of increased gross profit of $10.4 million, partially offset by a $4.3 million increase in SG&A expenses.
Operating income in our European Lab segment for the three months ended March 31, 2011 increased $6.3 million or 23.2%, from the comparable period of 2010. Changes in foreign currency exchange rates, net of the contribution from the acquisition of Labart, caused operating income to increase approximately $0.7 million during the three months ended March 31, 2011. Accordingly, operating income related to comparable operations increased approximately $5.6 million or 20.7% during the three months ended March 31, 2011, from the comparable period of 2010. The increase in operating income is the result of increased gross profit of $8.5 million, partially offset by a $2.9 million increase in SG&A expenses.
Operating loss in our Science Education segment for the three months ended March 31, 2011 increased $2.0 million, from the comparable period of 2010. The increase in operating loss is the result of decreased gross profit of $1.1 million and additional SG&A expenses of $0.9 million.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased by $6.2 million for the three months ended March 31, 2011, from the comparable period of 2010. The reduction in net interest expense is primarily attributable to changes in the fair value of our interest rate swaps. We recognized $7.0 million of net unrealized gains on interest rate swaps during the three months ended March 31, 2011, compared with $1.0 million of net unrealized gains on interest rate swaps during the comparable period of 2010, such variability being primarily attributable to changes in forecasted market rates of interest underlying our determination of the fair market value of the interest rate swaps. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange loss of $48.7 million for the three months ended March 31, 2011 is substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gain of $58.3 million for the three months ended March 31, 2010, is substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

Income Taxes
During the three months ended March 31, 2011 and 2010, we recognized an income tax benefit (provision) of $4.9 million and $(20.3) million respectively, on pre-tax (loss) income of $(31.5) million and $58.7 million, respectively.
The tax benefit recognized during the three months ended March 31, 2011 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and interest expense, partially offset by taxes on operating profits in our foreign operations.
The tax provision recognized during the three months ended March 31, 2010 is primarily the result of taxes on operating profits generated in our foreign operations as well as from our recognition of significant net exchange gains in excess of interest expense in our domestic operations.
Our tax benefit (provision) and our effective tax rate can change significantly on a quarterly basis primarily due to the volatility of our net exchange gains and losses in our operating results. See Note 9 in “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate.
The net impact of changes in our uncertain tax positions during the three months ended March 31, 2011 were not material. See Note 8 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, for a further discussion of our uncertain tax positions.
Liquidity and Capital Resources
As of March 31, 2011, we had $143.1 million of cash and cash equivalents on hand and our compensating cash balance totaled $107.7 million. As of March 31, 2011, we had $2,906.7 million of outstanding indebtedness, including $1,525.9 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $538.9 million of Senior Subordinated Notes and $107.7 million of compensating cash indebtedness.
We had unused availability of $150.1 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of March 31, 2011. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. The average borrowing outstanding under our multi-currency revolving loan facility during the first quarter of 2011 was approximately $84.2 million. From time to time, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of March 31, 2011, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
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
On or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination at this time.

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
Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Cash flow from operations, excluding working capital	$37.3	$29.9
Cash flow from working capital changes, net	(45.2)	(4.9)

Cash flow from operations	$(7.9)	$25.0

Cash flow (used in) provided by operations was $(7.9) million and $25.0 million during the three months ended March 31, 2011 and 2010, respectively. The decrease in cash flow from operations is primarily attributable to higher cash paid for interest and changes in certain working capital components. We paid cash interest of $69.5 million and $32.8 million during the three months ended March 31, 2011 and 2010, respectively. Cash interest was significantly lower in the 2010 period as a result of our payment-in-kind election of approximately $38.0 million, in lieu of cash interest, under our Senior Notes in January 2010.
Cash flow associated with trade accounts receivable decreased during the 2011 period when compared to the 2010 period primarily due to increased sales volume during 2011, which resulted in a higher trade accounts receivable balance as of March 31, 2011. Cash flow associated with other current assets increased during the 2011 period when compared to the 2010 period primarily due to a change in timing of cash flows associated with certain of our supplier rebates. Cash flow associated with accrued expenses decreased during the 2011 period when compared to the 2010 period because of our payment-in-kind election in 2010 as described above.
Investing Activities
Net cash used in investing activities was $64.7 million and $3.4 million during the three months ended March 31, 2011 and 2010, respectively. This increase was primarily attributable to the funding of recent acquisitions discussed above and is further attributable to higher capital expenditures during the 2011 period. We continue to expect capital expenditures for the year ending December 31, 2011 to approximate $50 million.
Financing Activities
Net cash provided by (used in) financing activities was $66.4 million and $(14.6) million during the three months ended March 31, 2011 and 2010, respectively. Cash provided in the 2011 period was primarily attributable to $64.5 million of net cash proceeds from debt relating primarily to net borrowings under our revolving credit facility. Cash used in the 2010 period was primarily attributable to net repayments of $14.6 million under the Senior Secured Credit Facility mostly due to the excess cash flow payment we made in March 2010.

Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. During the three months ended March 31, 2011, we borrowed additional amounts under our multi-currency revolving loan facility, which is described in Note 4 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, and we signed an agreement to acquire Anachemia subject to customary closing conditions. There have been no other material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Commitments and Contingencies
Refer to Note 13 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 11 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company’s critical accounting policies.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Note 2 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2011.

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see Note 11 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 that could affect our business, results of operations and financial condition.

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

VWR FUNDING, INC.
Date: May 10, 2011	By:	/s/ Theresa A. Balog
		Name:	Theresa A. Balog
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.