Form 10-Q
period 2011-06-30
VWR Funding, Inc.
filed 2011-08-05
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 5, 2011 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$154.6	$142.1
Compensating cash balance	135.7	85.4
Trade accounts receivable, less reserves of $10.0 and $9.1, respectively	584.5	512.0
Other receivables	38.4	45.2
Inventories	318.6	293.0
Other current assets	35.9	28.4

Total current assets	1,267.7	1,106.1
Property and equipment, net	204.7	194.2
Goodwill	1,874.7	1,757.1
Other intangible assets, net	1,897.1	1,858.2
Deferred income taxes	8.1	9.8
Other assets	74.4	76.0

Total assets	$5,326.7	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$239.3	$117.4
Accounts payable	442.2	406.0
Accrued expenses	216.3	206.5

Total current liabilities	897.8	729.9
Long-term debt and capital lease obligations	2,707.9	2,640.3
Other long-term liabilities	132.4	137.2
Deferred income taxes	484.3	478.8

Total liabilities	4,222.4	3,986.2
Redeemable equity units	53.1	50.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,361.2	1,361.2
Accumulated deficit	(411.4)	(376.2)
Accumulated other comprehensive income (loss)	101.4	(19.8)

Total stockholders’ equity	1,051.2	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$5,326.7	$5,001.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,042.1	$881.8	$2,033.3	$1,756.1
Cost of goods sold	748.4	630.6	1,454.8	1,248.2

Gross profit	293.7	251.2	578.5	507.9
Selling, general and administrative expenses	229.8	202.8	449.9	405.4

Operating income	63.9	48.4	128.6	102.5
Interest income	0.7	0.7	1.2	1.1
Interest expense	(52.6)	(50.0)	(100.6)	(104.1)
Other income (expense), net	(14.3)	70.5	(63.0)	128.8

(Loss) income before income taxes	(2.3)	69.6	(33.8)	128.3
Income tax provision	(6.3)	(28.7)	(1.4)	(49.0)

Net (loss) income	$(8.6)	$40.9	$(35.2)	$79.3

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Six Months Ended June 30, 2011
(In millions, except share data)
(Unaudited)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	income (loss)	Total
Balance at January 1, 2011	1,000	$—	$1,361.2	$(376.2)	$(19.8)	$965.2
Capital contributions from parent	—	—	1.7	—	—	1.7
Share-based compensation expense associated with our parent company equity plan	—	—	1.8	—	—	1.8
Reclassifications of redeemable equity units	—	—	(3.5)	—	—	(3.5)
Comprehensive income:
Net loss	—	—	—	(35.2)	—	(35.2)
Other comprehensive income	—	—	—	—	121.2	121.2

Total comprehensive income						86.0

Balance at June 30, 2011	1,000	$—	$1,361.2	$(411.4)	$101.4	$1,051.2

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(35.2)	$79.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59.6	57.4
Net unrealized translation loss (gain)	64.2	(128.6)
Net unrealized gain on interest rate swaps	(11.0)	(5.1)
Non-cash payment-in-kind interest accretion	—	3.0
Non-cash equity compensation expense	1.8	1.7
Amortization of debt issuance costs	4.8	4.8
Deferred income tax (benefit) provision	(13.6)	36.9
Other, net	2.7	3.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(38.4)	(27.9)
Inventories	(1.3)	2.4
Other current and non-current assets	(0.2)	(13.2)
Accounts payable	1.1	12.6
Accrued expenses and other liabilities	1.0	35.1

Net cash provided by operating activities	35.5	61.4

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(89.0)	0.7
Capital expenditures	(16.1)	(14.6)

Net cash used in investing activities	(105.1)	(13.9)

Cash flows from financing activities:
Proceeds from debt	328.5	54.6
Repayment of debt	(266.4)	(75.5)
Net change in bank overdrafts	59.6	(24.2)
Net change in compensating cash balance	(50.3)	22.9
Proceeds from equity incentive plans	1.7	1.2
Repurchase of redeemable equity units	(0.5)	(0.3)

Net cash provided by (used in) financing activities	72.6	(21.3)

Effect of exchange rate changes on cash	9.5	(15.0)

Net increase in cash and cash equivalents	12.5	11.2
Cash and cash equivalents beginning of period	142.1	124.4

Cash and cash equivalents end of period	$154.6	$135.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103.3	$64.6
Income taxes paid, net	$10.0	$15.3
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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
We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab, European Lab and Science Education businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment.
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
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to June 30, 2011, through the date of issuance.
(2) Recently Adopted Accounting Standards
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance to make the presentation of comprehensive income more prominent in financial statements. The updated guidance requires companies to present net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. Presentation in the statement of stockholders’ equity will no longer be permitted. These updates will become effective for the Company for interim and annual periods beginning in 2012, with early adoption permitted. We are still in the process of evaluating the manner in which we will implement this guidance.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(3) Recent Acquisitions, Goodwill and Other Intangible Assets
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

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.
•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor in the education, biotechnology and government market segments.
The results of ANZ Lab, AMRESCO and BioExpress have been included in our North American Lab segment, and the results of Labart, Alfalab and Trenka have been included in our European Lab segment, each from their respective dates of acquisition. The Acquisitions did not have a material impact on our financial statements. The aggregate purchase price for the Acquisitions of approximately $121.7 was funded from cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility and was comprised of $21.2 of net tangible assets, $36.8 of intangible assets and a residual amount of $63.7 allocated to goodwill. The purchase price allocations for the Acquisitions are preliminary and may be adjusted subsequently. Aggregate annual revenues for the Acquisitions are approximately $160 million.
In July 2011, we executed a definitive purchase agreement to acquire LabPartner (Shanghai) Co., Ltd. (“LabPartner”). The completion of this transaction is expected to occur during the fourth quarter of 2011 but is subject to customary closing conditions and Chinese regulatory approval. Based in Shanghai, China, LabPartner is an established provider of lab equipment, reagents, consumables, and services for research and development and supports the pharmaceutical and biopharmaceutical industries in China with a focus on chemical distribution.
On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Based in Montreal, Canada, Anachemia distributes chemicals, laboratory supplies and equipment in the United States, Canada, Latin America and Mexico. Anachemia has annual net sales of approximately $65. The acquisition of Anachemia was funded primarily from cash and cash equivalents on hand.
(b) Goodwill
The following table reflects changes in the carrying value of goodwill by segment:

	North American	European	Science
	Lab	Lab	Education	Total
Balance at January 1, 2011	$948.7	$808.4	$—	$1,757.1
Acquisitions	47.6	1.1	—	48.7
Currency translation changes	3.1	65.8	—	68.9

Balance at June 30, 2011	$999.4	$875.3	$—	$1,874.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	June 30, 2011		December 31, 2010
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,094.9	$95.5	$1,044.2	$95.5
European Lab	875.3	—	808.4	—
Science Education	99.8	99.8	99.8	99.8

Total	$2,070.0	$195.3	$1,952.4	$195.3

(c) Other Intangible Assets
The following table provides detail of our other intangible assets:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$786.0	$153.0	$633.0	$765.8	$132.3	$633.5
European Lab	518.8	105.5	413.3	478.2	84.7	393.5
Science Education	131.2	26.4	104.8	131.2	23.1	108.1
Chemical supply agreement	57.7	33.0	24.7	53.4	26.7	26.7
Other	22.3	11.7	10.6	16.6	9.1	7.5

Total amortizable intangible assets	1,516.0	329.6	1,186.4	1,445.2	275.9	1,169.3
Indefinite-lived intangible assets:
Trademarks and tradenames	710.7	—	710.7	688.9	—	688.9

Total other intangible assets	$2,226.7	$329.6	$1,897.1	$2,134.1	$275.9	$1,858.2

The following table shows amortization expense for each of the reporting periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization expense	$22.1	$20.0	$43.4	$40.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(4) Debt
The following is a summary of our debt obligations:

	June 30,	December 31,
	2011	2010
Senior Secured Credit Facility	$1,537.3	$1,410.0
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	713.0
10.75% Unsecured Senior Subordinated Notes due 2017	542.1	528.2
Compensating cash balance	135.7	85.4
Capital leases	17.5	19.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	0.6	0.9

Total debt	2,947.2	2,757.7
Less short-term portion	(239.3)	(117.4)

Total long-term portion	$2,707.9	$2,640.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €588.0 ($849.8 on a U.S. dollar equivalent basis as of June 30, 2011), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $602.7 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014, and the multi-currency revolving loan facility will mature on June 30, 2013.
As of June 30, 2011, an aggregate U.S. dollar equivalent of $84.8 was outstanding under the multi-currency revolving loan facility, consisting of (1) revolving loans denominated in British pounds sterling of £7.2 ($11.6 on a U.S. dollar equivalent basis) and (2) revolving loans denominated in U.S. dollars of $73.2. In addition, we had $12.3 of undrawn letters of credit outstanding. As of June 30, 2011, we had $152.9 of available borrowing capacity under the multi-currency revolving loan facility.
As of June 30, 2011, interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.69% and 3.82%, respectively. Amounts drawn under the multi-currency revolving loan facility bear variable interest rates with a weighted average rate as of June 30, 2011, of 2.53%. See Note 9 for information on our interest rate swap arrangements.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of June 30, 2011, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15. In prior periods, the Company could elect to satisfy its interest obligations by increasing the principal amount of the Senior Notes instead of paying cash. All such elections have since expired. Any remaining interest must be paid in cash. On or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount outstanding as of June 30, 2011 of €126.9 ($183.4 on a U.S. dollar equivalent basis) and in U.S. dollars in an aggregate principal amount outstanding as of June 30, 2011 of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
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
The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on certain assets of the Company and restricted subsidiaries, and materially change our lines of business.
As of June 30, 2011, the Company was in compliance with all covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
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
Our net exchange losses of $14.3 and $63.0 for the three and six months ended June 30, 2011, respectively, are principally related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gains of $70.5 and $128.8 for the three and six months ended June 30, 2010, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.
Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(6) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our German, French and UK Plans for each of the reporting periods include the following components:

	Three Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2011	2010	2011	2010
Service cost	$0.1	$0.2	$0.6	$0.5
Interest cost	2.4	2.3	1.6	1.3
Expected return on plan assets	(3.0)	(3.0)	(1.1)	(0.9)
Recognized net actuarial (gain) loss	(0.1)	(0.1)	0.2	0.2

Net periodic pension (income) cost	$(0.6)	$(0.6)	$1.3	$1.1

	Six Months Ended June 30,
	U.S. Retirement Plan		German, French and UK Plans
	2011	2010	2011	2010
Service cost	$0.3	$0.3	$1.2	$1.0
Interest cost	4.8	4.7	3.1	2.8
Expected return on plan assets	(6.1)	(6.0)	(2.2)	(1.9)
Recognized net actuarial (gain) loss	(0.2)	(0.3)	0.3	0.2

Net periodic pension (income) cost	$(1.2)	$(1.3)	$2.4	$2.1

The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2011, and expects to make no contributions during the remainder of 2011. The Company made contributions to our German, French and UK Plans of $0.5 during the the six months ended June 30, 2011, and expects to make additional contributions of approximately $0.4 during the remainder of 2011.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(7) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and certain consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan was $0.9 for the three months ended June 30, 2011 and 2010 and was $1.8 and $1.7 during the six months ended June 30, 2011 and 2010, respectively. A significant number of equity units became fully vested during the three months ended June 30, 2011, which will result in lower share-based compensation in future periods.
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

Balance at January 1, 2011	$50.0
Reclassifications from permanent equity, net	3.5
Reclassifications to accrued expenses upon notification of redemption	(0.4)

Balance at June 30, 2011	$53.1

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(8) Income Taxes
(a) Income Tax Provision
During the three and six months ended June 30, 2011, we recognized income tax provisions of $6.3 and $1.4, respectively, on pre-tax losses of $2.3 and $33.8, respectively. The tax provisions recognized during the three and six months ended June 30, 2011 are comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expenses and the net exchange losses.
During the the three and six months ended June 30, 2010, we recognized income tax provisions of $28.7 and $49.0, respectively, on pre-tax income of $69.6 and $128.3, respectively. The tax provisions recognized during the three and six months ended June 30, 2010 are comprised of provisions for net exchange gains and operating profits of our foreign operations, partially offset by benefits from domestic operating losses, including the recognition of interest expense.
Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results.
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
In the first quarter of 2011, the Company withdrew a refund claim that was based on a local country court ruling. This resulted in a reduction of our reserve for uncertain tax benefits and our deferred income tax assets of $1.2, with no effect on our consolidated tax provision.
While it is reasonably possible that the amount of unrecognized tax benefits ($3.8 as of June 30, 2011) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
(9) Financial Instruments and Fair Value Measurements
Our financial instruments consist primarily of cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable, short and long-term debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor.
Our financial instruments, other than our trade accounts receivable and payable, are spread across a number of large financial institutions whose credit ratings we actively monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements and foreign currency forward contracts, contain off-balance sheet risk.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
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
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30,
Description	2011	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(24.2)	$—	$(24.2)	$—

	December 31,
Description	2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(35.2)	$—	$(35.2)	$—
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
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,537.3	$1,486.4	$1,410.0	$1,344.3
Senior Notes	713.0	739.7	713.0	748.6
Senior Subordinated Notes	542.1	555.2	528.2	554.6

	$2,792.4	$2,781.3	$2,651.2	$2,647.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these values qualify as Level 2 measurements, except for the valuation of our publicly-traded Senior Notes which we believe qualifies as a Level 1 measurement.
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
As of June 30, 2011, our interest rate swap arrangements effectively convert $325.0 of variable rate U.S. dollar-denominated debt and €220.0 ($318.0 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $68.0, and the fair value of these contracts was immaterial, as of June 30, 2011.
Tabular Disclosures
The following table reflects the balance sheet classification and fair value of our derivative instruments on a gross basis:

Liability Derivatives
	June 30, 2011		December 31, 2010
Derivatives not designated as	Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate swap arrangements	Other long-term liabilities	$24.2	Other long-term liabilities	$35.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
The following table reflects the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations for the three and six months ended June 30, 2011 and 2010:

		Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
Derivatives not designated as hedging	Location of Gain (Loss)	June 30,		June 30,
instruments	Recognized in Earnings	2011	2010	2011	2010
Interest rate swap arrangements — realized	Interest expense	$(7.3)	$(7.7)	$(14.4)	$(15.6)
Interest rate swap arrangements — unrealized	Interest expense	4.0	4.1	11.0	5.1

Total		$(3.3)	$(3.6)	$(3.4)	$(10.5)

(10) Comprehensive Income (Loss)
Comprehensive income (loss) is determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(8.6)	$40.9	$(35.2)	$79.3
Other comprehensive income (loss):
Foreign currency translation adjustments	28.9	(124.2)	119.3	(211.4)
Unrealized (loss) gain on derivatives, net of tax (1)	(0.5)	(0.3)	0.2	(0.5)
Amortization of realized losses on derivatives, net of tax (2)	0.8	0.9	1.5	1.6
Amortization of net actuarial gain, net of tax (3)	0.2	—	0.2	(0.1)

Comprehensive income (loss)	$20.8	$(82.7)	$86.0	$(131.1)

(1)	Unrealized (loss) gain on derivatives is presented net of taxes of $0.3 and $0.1 for the three months ended June 30, 2011 and 2010, respectively, and $0.3 for the six months ended June 30, 2010.

(2)
Amortization of realized losses on derivatives is presented net of taxes of $0.5 and $0.4 for the three months ended June 30, 2011 and 2010, respectively, and $1.0 and $1.0 for the six months ended June 30, 2011 and 2010, respectively.

(3)	Amortization of net actuarial gain is presented net of taxes of $0.1 for the three and six months ended June 30, 2011 and for the six months ended June 30, 2010.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
(11) Commitments and Contingencies
Our business involves product liability risk, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate acquisitions that vertically integrate portions of our business. We maintain insurance policies, including product liability insurance, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted its suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA has applied for an injunction precluding enforcement of this decision. At June 30, 2011, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $24.7. We cannot assess the likely outcome of the appeals of the GFCO’s decisions or any subsequent investigation, but we do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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
June 30, 2011
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
North American Lab	$600.4	$523.9	$1,169.1	$1,015.3
European Lab	416.0	329.2	816.1	687.5
Science Education	25.7	28.7	48.1	53.3

Total	$1,042.1	$881.8	$2,033.3	$1,756.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income (loss)
North American Lab	$37.7	$29.6	$73.4	$59.0
European Lab	29.6	20.0	63.0	47.1
Science Education	(3.4)	(1.2)	(7.8)	(3.6)

Total	63.9	48.4	128.6	102.5
Interest income	0.7	0.7	1.2	1.1
Interest expense	(52.6)	(50.0)	(100.6)	(104.1)
Other income (expense), net	(14.3)	70.5	(63.0)	128.8

(Loss) income before income taxes	$(2.3)	$69.6	$(33.8)	$128.3

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
The following condensed consolidating financial statements present the balance sheets as of June 30, 2011 and December 31, 2010 and the statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$13.9	$140.7	$—	$154.6
Compensating cash balance	—	—	135.7	—	135.7
Trade accounts receivable, net	—	242.6	341.9	—	584.5
Inventories	—	160.1	158.5	—	318.6
Other current assets	0.1	24.9	49.3	—	74.3
Intercompany receivables	11.6	6.5	2.2	(20.3)	—

Total current assets	11.7	448.0	828.3	(20.3)	1,267.7
Property and equipment, net	—	89.3	115.4	—	204.7
Goodwill	—	916.4	958.3	—	1,874.7
Other intangible assets, net	—	1,071.2	825.9	—	1,897.1
Deferred income taxes	189.0	—	8.1	(189.0)	8.1
Investment in subsidiaries	2,736.9	1,846.7	—	(4,583.6)	—
Other assets	30.0	38.6	5.8	—	74.4
Intercompany loans	1,036.5	82.1	22.9	(1,141.5)	—

Total assets	$4,004.1	$4,492.3	$2,764.7	$(5,934.4)	$5,326.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$119.8	$0.4	$119.1	$—	$239.3
Accounts payable	—	228.1	214.1	—	442.2
Accrued expenses	35.4	61.9	119.0	—	216.3
Intercompany payables	—	3.8	16.5	(20.3)	—

Total current liabilities	155.2	294.2	468.7	(20.3)	897.8
Long-term debt and capital lease obligations	2,692.7	1.1	14.1	—	2,707.9
Other long-term liabilities	25.0	25.9	81.5	—	132.4
Deferred income taxes	—	419.4	253.9	(189.0)	484.3
Intercompany loans	26.9	1,015.6	99.0	(1,141.5)	—

Total liabilities	2,899.8	1,756.2	917.2	(1,350.8)	4,222.4
Redeemable equity units	53.1	—	—	—	53.1
Total stockholders’ equity	1,051.2	2,736.1	1,847.5	(4,583.6)	1,051.2

Total liabilities, redeemable equity units and stockholders’ equity	$4,004.1	$4,492.3	$2,764.7	$(5,934.4)	$5,326.7

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$538.7	$506.5	$(3.1)	$1,042.1
Cost of goods sold	—	402.9	348.6	(3.1)	748.4

Gross profit	—	135.8	157.9	—	293.7
Selling, general and administrative expenses	0.7	109.1	129.7	(9.7)	229.8

Operating (loss) income	(0.7)	26.7	28.2	9.7	63.9
Interest expense, net of interest income	(41.9)	(8.8)	(1.2)	—	(51.9)
Other income (expense), net	(14.6)	2.8	7.2	(9.7)	(14.3)

(Loss) income before income taxes and equity in earnings of subsidiaries	(57.2)	20.7	34.2	—	(2.3)
Income tax benefit (provision)	15.3	(11.7)	(9.9)	—	(6.3)
Equity in earnings of subsidiaries, net of tax	33.3	24.3	—	(57.6)	—

Net (loss) income	$(8.6)	$33.3	$24.3	$(57.6)	$(8.6)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$484.8	$400.5	$(3.5)	$881.8
Cost of goods sold	—	359.6	274.5	(3.5)	630.6

Gross profit	—	125.2	126.0	—	251.2
Selling, general and administrative expenses	0.8	100.6	108.5	(7.1)	202.8

Operating (loss) income	(0.8)	24.6	17.5	7.1	48.4
Interest expense, net of interest income	(40.0)	(8.5)	(0.8)	—	(49.3)
Other income (expense), net	71.8	17.8	(12.0)	(7.1)	70.5

Income before income taxes and equity in earnings of subsidiaries	31.0	33.9	4.7	—	69.6
Income tax provision	(10.8)	(17.0)	(0.9)	—	(28.7)
Equity in earnings of subsidiaries, net of tax	20.7	3.8	—	(24.5)	—

Net income	$40.9	$20.7	$3.8	$(24.5)	$40.9

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,045.6	$994.4	$(6.7)	$2,033.3
Cost of goods sold	—	780.5	681.0	(6.7)	1,454.8

Gross profit	—	265.1	313.4	—	578.5
Selling, general and administrative expenses	1.4	217.2	251.0	(19.7)	449.9

Operating (loss) income	(1.4)	47.9	62.4	19.7	128.6
Interest expense, net of interest income	(79.8)	(17.4)	(2.2)	—	(99.4)
Other income (expense), net	(64.9)	0.7	20.9	(19.7)	(63.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(146.1)	31.2	81.1	—	(33.8)
Income tax benefit (provision)	39.1	(18.3)	(22.2)	—	(1.4)
Equity in earnings of subsidiaries, net of tax	71.8	58.9	—	(130.7)	—

Net (loss) income	$(35.2)	$71.8	$58.9	$(130.7)	$(35.2)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$932.4	$830.9	$(7.2)	$1,756.1
Cost of goods sold	—	689.7	565.7	(7.2)	1,248.2

Gross profit	—	242.7	265.2	—	507.9
Selling, general and administrative expenses	1.6	194.8	221.5	(12.5)	405.4

Operating (loss) income	(1.6)	47.9	43.7	12.5	102.5
Interest expense, net of interest income	(84.3)	(17.2)	(1.5)	—	(103.0)
Other income (expense), net	128.8	33.9	(21.4)	(12.5)	128.8

Income before income taxes and equity in earnings of subsidiaries	42.9	64.6	20.8	—	128.3
Income tax provision	(10.9)	(33.0)	(5.1)	—	(49.0)
Equity in earnings of subsidiaries, net of tax	47.3	15.7	—	(63.0)	—

Net income	$79.3	$47.3	$15.7	$(63.0)	$79.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(87.6)	$88.5	$34.6	$—	$35.5

Cash flows from investing activities:
Intercompany investing transactions	31.4	3.1	—	(34.5)	—
Acquisitions of businesses	(28.0)	(56.4)	(4.6)	—	(89.0)
Capital expenditures	—	(9.9)	(6.2)	—	(16.1)

Net cash provided by (used in) investing activities	3.4	(63.2)	(10.8)	(34.5)	(105.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(31.4)	(3.1)	34.5	—
Proceeds from debt	327.4	—	1.1	—	328.5
Repayment of debt	(265.1)	—	(1.3)	—	(266.4)
Other financing activities, net	21.5	9.5	(20.5)	—	10.5

Net cash provided by (used in) financing activities	83.8	(21.9)	(23.8)	34.5	72.6

Effect of exchange rate changes on cash	—	—	9.5	—	9.5

Net (decrease) increase in cash and cash equivalents	(0.4)	3.4	9.5	—	12.5
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$13.9	$140.7	$—	$154.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
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
Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Forward-looking statements are not guarantees of performance. You should not place undue reliance on these statements. You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•	actions by, and our ability to maintain existing business relationships and practices with, suppliers, customers, carriers and other third parties;
•	loss of any of our key executive officers;
•	our ability to consummate and integrate acquisitions;
•
unexpected costs or disruptions to our business or internal controls associated with the implementation of important technology initiatives, including those relating to our enterprise resource planning and e-commerce capabilities;

•	the effect of political, economic, credit and financial market conditions, inflation and interest rates worldwide;
•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;
•	our ability to pass through or absorb cost increases from our suppliers;
•	increased competition from other companies in our industry and our ability to retain or increase our market share in the principal geographical areas in which we operate;
•	foreign currency exchange rate fluctuations; and
•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure program requirements, ongoing operating costs, acquisition financing and working capital needs.
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

We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab, European Lab and Science Education businesses. The results of our operations in Asia Pacific, which are not material, are included in our North American Lab segment.
Consolidated net sales were $1,042.1 million and $2,033.3 million for the three and six months ended June 30, 2011, respectively, representing an increase of $160.3 million or 18.2% and $277.2 million or 15.8%, respectively, compared to the same periods in 2010. Changes in foreign currency exchange rates and the contribution from acquisitions were favorable to net sales growth in the three and six month periods by approximately $91.0 million or 10.3% and $122.9 million or 7.0%, respectively. Comparable net sales growth during the 2011 periods was driven by high single-digit growth in both our North American Lab and European Lab businesses. This growth was primarily attributable to increased sales volume from our pharmaceutical and biotechnology customers and our industrial customers, new customer wins, and continued growth in sales of equipment, instruments and furniture.
Consolidated operating income was $63.9 million and $128.6 million for the three and six months ended June 30, 2011, respectively, representing an increase of $15.5 million or 32.0% and $26.1 million or 25.5%, respectively, compared to the same periods in 2010. Changes in foreign currency exchange rates and the contribution from acquisitions were favorable to operating income growth in the three and six month periods by approximately $3.2 million or 6.6% and $4.1 million or 4.0%, respectively. Comparable operating income growth was driven by increased gross profit due to the increase in net sales, slightly offset by increased selling, general and administrative (“SG&A”) expenses due to increases in personnel costs and incremental costs to support higher sales volume.
We recognized consolidated net losses of $8.6 million and $35.2 million during the three and six months ended June 30, 2011, respectively, and consolidated net income of $40.9 million and $79.3 million during the three and six months ended June 30, 2010, respectively. The fluctuation between net income and net loss is primarily attributable to our recognition of net unrealized translation gains and losses associated with our Euro-denominated debt, net of related income tax effects.
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
Foreign Currency
We maintain operations primarily in North America and in Europe. Through the first six months of 2011, approximately 47% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported revenues and operating profits include the impact of changes in foreign currency exchange rates.
Our presentation of results from comparable operations excludes the impact of fluctuations in foreign exchange rates. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that removing the impact of fluctuations in foreign exchange rates provides a useful means to measure our operating performance.
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

Our net exchange losses of $14.3 million and $63.0 million for the three and six months ended June 30, 2011, respectively, are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gains of $70.5 million and $128.8 million for the three and six months ended June 30, 2010, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar.
Acquisitions
The Company made the following acquisitions during 2011 and 2010:

		Product / Service		Business
Acquisition Date	Entity/Business Name	Offering	Location	Segment
June 1, 2011	BioExpress Corp. (“BioExpress”)	Laboratory supply	United States	North American Lab
May 2, 2011	Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”)	Testing and safety equipment	Austria	European Lab
March 31, 2011	Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”)	Laboratory supply	Poland	European Lab
February 1, 2011	AMRESCO Inc. (“AMRESCO”)	Biochemical and reagent manufacturing	United States	North American Lab
September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab
September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “ANZ Lab”)	Laboratory supply	Australia & New Zealand	North American Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility.
The operating results of the acquired entities are included in the operating results of the respective business segments from the date of acquisition. Our presentation of results from comparable operations excludes the contribution from acquisitions that were completed subsequent to the beginning of the comparable period, which we believe provides a useful means to measure our operating performance.
In July 2011, we executed a definitive purchase agreement to acquire LabPartner (Shanghai) Co., Ltd. (“LabPartner”). The completion of this transaction is expected to occur during the fourth quarter of 2011 but is subject to customary closing conditions and Chinese regulatory approval. Based in Shanghai, China, LabPartner is an established provider of lab equipment, reagents, consumables, and services for research and development and supports the pharmaceutical and biopharmaceutical industries in China with a focus on chemical distribution.
On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Based in Montreal, Canada, Anachemia distributes chemicals, laboratory supplies and equipment in the United States, Canada, Latin America and Mexico. Anachemia has annual net sales of approximately $65 million. The acquisition of Anachemia was funded primarily from cash and cash equivalents on hand.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	Amount	%	2011	2010	Amount	%
North American Lab	$600.4	$523.9	$76.5	14.6%	$1,169.1	$1,015.3	$153.8	15.1%
European Lab	416.0	329.2	86.8	26.4%	816.1	687.5	128.6	18.7%
Science Education	25.7	28.7	(3.0)	(10.5%)	48.1	53.3	(5.2)	(9.8)%

Total	$1,042.1	$881.8	$160.3	18.2%	$2,033.3	$1,756.1	$277.2	15.8%

Net sales for the three and six months ended June 30, 2011 increased $160.3 million or 18.2% and $277.2 million or 15.8%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of BioExpress, Trenka, Alfalab, AMRESCO, Labart and ANZ Lab (the “Acquisitions”) caused net sales to increase by approximately $91.0 million during the three months ended June 30, 2011. Changes in foreign exchange rates and the contribution from the Acquisitions caused net sales to increase by approximately $122.9 million during the the six months ended June 30, 2011. Accordingly, net sales from comparable operations increased approximately $69.3 million or 7.9% and $154.3 million or 8.8% during the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010.
Net sales of both consumable products (including chemicals) and capital goods (including equipment, instruments and furniture) within the laboratory distribution businesses exhibited mid to high single-digit growth during the three and six months ended June 30, 2011, compared to the same periods of 2010. Net sales to pharmaceutical and biotechnology customers experienced low double-digit increases during the three and six months ended June 30, 2011, compared to the same periods of 2010. Net sales to industrial customers reflected high single-digit growth during the three and six months ended June 30, 2011, compared to the same periods of 2010. Net sales to educational and governmental entities experienced mid single-digit growth over the same periods.
Net sales in our North American Lab segment for the three and six months ended June 30, 2011, increased $76.5 million or 14.6% and $153.8 million or 15.1%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of BioExpress, AMRESCO and ANZ Lab caused net sales to increase by approximately $35.2 million and $60.5 million during the three and six months ended June 30, 2011, respectively. Accordingly, net sales from comparable operations increased approximately $41.3 million or 7.9% and $93.3 million or 9.2% for the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010.
Net sales in our European Lab segment for the three and six months ended June 30, 2011, increased $86.8 million or 26.4% and $128.6 million or 18.7%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of Trenka, Alfalab and Labart caused net sales to increase by approximately $55.8 million and $62.4 million during the three and six months ended June 30, 2011, respectively. Accordingly, net sales from comparable operations increased approximately $31.0 million or 9.4% and $66.2 million or 9.6% during the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010.
Net sales in our Science Education segment for the three and six months ended June 30, 2011, decreased $3.0 million or 10.5% and $5.2 million or 9.8%, respectively, from the comparable periods of 2010. This decrease is primarily due to reductions in sales volume across our core science supplies businesses. Our Science Education segment continues to be negatively impacted by unfavorable industry conditions and the resulting reduction in discretionary spending by schools in the United States.
Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross profit	$293.7	$251.2	$578.5	$507.9
Percentage of net sales (gross margin)	28.2%	28.5%	28.5%	28.9%
Gross profit for the three and six months ended June 30, 2011, increased $42.5 million or 16.9% and $70.6 million or 13.9%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused gross profit to increase by approximately $29.4 million and $39.7 million during the three and six months ended June 30, 2011, respectively. Accordingly, gross profit from comparable operations increased approximately $13.1 million or 5.2% and $30.9 million or 6.1% for the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010.
Consolidated gross margin decreased approximately 30 basis points to 28.2% and decreased approximately 40 basis points to 28.5% during the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010. The decrease in gross margin was driven by the product mix associated with our net sales growth in our North American Lab and European Lab segments.

Selling, General and Administrative Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$229.8	$202.8	$449.9	$405.4
Percentage of net sales	22.1%	23.0%	22.1%	23.1%
SG&A expenses for the three and six months ended June 30, 2011, increased $27.0 million or 13.3% and $44.5 million or 11.0%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused SG&A expenses to increase by approximately $26.2 million and $35.6 million during the three and six months ended June 30, 2011. Accordingly, SG&A expenses from comparable operations increased approximately $0.8 million or 0.4% and $8.9 million or 2.2% for the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010. SG&A expenses in the second quarter of 2010 included a $3.0 million charge for cost reduction initiatives in our North American Lab business. SG&A expenses without the cost reduction initiatives were up 1.9% and 3.0% for the three and six month periods in 2011, respectively, which is primarily attributable to increases in wage rates and related personnel costs as well as incremental costs to support higher sales volume.
Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by reportable segment for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
North American Lab	$37.7	6.3%	$29.6	5.6%	$73.4	6.3%	$59.0	5.8%
European Lab	29.6	7.1%	20.0	6.1%	63.0	7.7%	47.1	6.9%
Science Education	(3.4)	(13.2)%	(1.2)	(4.2)%	(7.8)	(16.2)%	(3.6)	(6.8)%

Total	$63.9	6.1%	$48.4	5.5%	$128.6	6.3%	$102.5	5.8%

Operating income for the three and six months ended June 30, 2011, increased $15.5 million or 32.0% and $26.1 million or 25.5%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused operating income to increase approximately $3.2 million and $4.1 million during the three and six months ended June 30, 2011. Accordingly, operating income related to comparable operations increased approximately $12.3 million or 25.4% and $22.0 million or 21.5% for the three and six months ended June 30, 2011, from the comparable periods of 2010.
Operating income in our North American Lab segment for the three and six months ended June 30, 2011, increased $8.1 million or 27.4% and $14.4 million or 24.4%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of BioExpress, AMRESCO and ANZ Lab caused operating income to increase approximately $1.6 million and $1.8 million during the three and six months ended June 30, 2011, respectively. Accordingly, operating income related to comparable operations increased approximately $6.5 million or 22.0% and $12.6 million or 21.4% for the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010. The increase in operating income for the three months ended June 30, 2011 is the result of increased gross profit of $5.2 million and a $1.3 million decrease in SG&A expenses. The increase in operating income for the six months ended June 30, 2011 is the result of increased gross profit of $15.6 million offset by a $3.0 million increase in SG&A expenses.

Operating income in our European Lab segment for the three and six months ended June 30, 2011, increased $9.6 million or 48.0% and $15.9 million or 33.8%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates, net of the contribution from the acquisitions of Trenka, Alfalab and Labart caused operating income to increase approximately $1.6 million and $2.3 million during the three and six months ended June 30, 2011, respectively. Accordingly, operating income related to comparable operations increased approximately $8.0 million or 40.0% and $13.6 million or 28.9%, during the three and six months ended June 30, 2011, respectively, from the comparable periods of 2010. The increase in operating income for the three and six months ended June 30, 2011, is the result of increased gross profit of $9.0 million and $17.5 million, respectively, partially offset by increases in SG&A expenses of $1.0 million and $3.9 million, respectively.
Operating losses in our Science Education segment for the three and six months ended June 30, 2011, increased $2.2 million and $4.2 million, respectively, from the comparable periods of 2010. The increase in operating losses for the three and six months ended June 30, 2011 is the result of decreased gross profit of $1.1 million and $2.2 million, respectively, and additional SG&A expenses of $1.1 million and $2.0 million, respectively.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased $2.6 million for the three months ended June 30, 2011, and decreased $3.6 million for the six months ended June 30, 2011, from the comparable periods of 2010. The increase in net interest expense for the the three months ended June 30, 2011 was driven by higher interest on our variable rate Euro-denominated debt and the strengthening of the Euro against the U.S. Dollar, as well as incremental borrowings on our credit facility. The decrease in net interest expense for the six months ended June 30, 2011, is primarily attributable to changes in the fair value of our interest rate swaps, partially offset by the increase in interest expense on our Euro-denominated debt and our credit facility. We recognized $11.0 of net unrealized gains on interest rate swaps during the six months ended June 30, 2011, compared with $5.1 million during the comparable period of 2010. The variability in the fair value of our interest rate swaps is primarily attributable to changes in forecasted market rates of interest. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is comprised of exchange gains and losses from foreign currency transactions and/or translation. Our net exchange losses of $14.3 million and $63.0 million for the three and six months ended June 30, 2011, respectively, are principally related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Our net exchange gains of $70.5 million and $128.8 million for the three and six months ended June 30, 2010, respectively, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three and six months ended June 30, 2011, we recognized income tax provisions of $6.3 million and $1.4 million, respectively, on pre-tax losses of $2.3 million and $33.8 million, respectively. The tax provisions recognized during the three and six months ended June 30, 2011 are comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expenses and the net exchange losses.
During the the three and six months ended June 30, 2010, we recognized income tax provisions of $28.7 million and $49.0 million, respectively, on pre-tax income of $69.6 million and $128.3 million, respectively. The tax provisions recognized during the three and six months ended June 30, 2010 are comprised of provisions for net exchange gains and operating profits of our foreign operations, partially offset by benefits from domestic operating losses, including the recognition of interest expense.
Our tax benefits or provisions and our effective tax rates can change significantly on a quarterly basis primarily due to the volatility of our net exchange gains and losses in our operating results. See Note 9 in “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate.

Liquidity and Capital Resources
As of June 30, 2011, we had $154.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $135.7 million. As of June 30, 2011, we had $2,947.2 million of outstanding indebtedness, including $1,537.3 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $542.1 million of Senior Subordinated Notes and $135.7 million of compensating cash indebtedness.
We had unused availability of $152.9 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of June 30, 2011. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. The average borrowings outstanding under our multi-currency revolving loan facility during the three and six months ended June 30, 2011, were approximately $77.5 million and $80.8 million, respectively. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on certain assets of the Company and restricted subsidiaries, and materially change our lines of business. As of June 30, 2011, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request.
On or after July 15, 2011, the Company may redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.
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
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our business strategies. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability and realizability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans.

Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (dollars in millions):

	Six Months Ended June 30,
	2011	2010
Cash flow from operations, excluding working capital	$73.3	$52.4
Cash flow from working capital changes, net	(37.8)	9.0

Cash flow from operations	$35.5	$61.4

Cash flow provided by operations was $35.5 million and $61.4 million during the six months ended June 30, 2011 and 2010, respectively. The decrease in cash flow from operations is primarily attributable to higher cash paid for interest and changes in certain working capital components. We paid cash interest of $103.3 million and $64.6 million during the six months ended June 30, 2011 and 2010, respectively. Cash interest was significantly lower in the 2010 period as a result of our PIK interest election of approximately $38.0 million, in lieu of cash interest, under our Senior Notes in January 2010.
Cash flow associated with trade accounts receivable decreased during the 2011 period when compared to the 2010 period primarily due to increased sales volume, which resulted in a higher trade accounts receivable balance as of June 30, 2011. Cash flow associated with other current assets increased during the 2011 period when compared to the 2010 period primarily due to a change in timing of cash flows associated with certain of our supplier rebates that took effect in the 2010 period. Cash flow associated with accrued expenses decreased during the 2011 period when compared to the 2010 period because of our PIK interest election in 2010 as described above.
Investing Activities
Net cash used in investing activities was $105.1 million and $13.9 million during the six months ended June 30, 2011 and 2010, respectively. This increase was primarily attributable to the funding of recent acquisitions discussed above and slightly higher capital expenditures during the 2011 period. We expect capital expenditures for the year ending December 31, 2011 to be approximately $50 million.
Financing Activities
Net cash provided by (used in) financing activities was $72.6 million and $(21.3) million during the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities in the 2011 period was primarily attributable to $62.1 million of net cash proceeds from our revolving credit facility to partially finance the acquisitions discussed above, as well as an increase in bank overdrafts. Cash used in the 2010 period was primarily attributable to $20.9 million of net repayments of debt, primarily relating to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. During the six months ended June 30, 2011, we borrowed additional amounts under our multi-currency revolving loan facility, which is described in Note 4 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. There have been no other material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Commitments and Contingencies
Refer to Note 13 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 11 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of the Company’s critical accounting policies.
New Accounting Standards
For information regarding the Company’s implementation and impact of new accounting standards, see Note 2 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2010, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of June 30, 2011.

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

VWR FUNDING, INC.

Date: August 5, 2011	By:	/s/ Theresa A. Balog

		Name:	Theresa A. Balog
		Title:	Vice President and Corporate Controller
(Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.