Form 10-Q/A
period 2011-06-30
VWR Funding, Inc.
filed 2011-08-19
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this “Amendment”) to the VWR Funding, Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 5, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 5, 2011) or modify or update those disclosures that may be affected by subsequent events.

Item 6. Exhibits

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	(1)

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 333-124100), filed August 5, 2011.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.
Date: August 19, 2011	By:	/s/ Theresa A. Balog
		Name:	Theresa A. Balog
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	(1)

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 333-124100), filed August 5, 2011.