Form 10-Q
period 2011-09-30
VWR Funding, Inc.
filed 2011-11-09
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2011, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 9, 2011, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011
INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets September 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2011 and 2010	3

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) Nine Months Ended September 30, 2011	4

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 6. Exhibits	41

Signature	42

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$109.3	$142.1
Compensating cash balance	207.0	85.4
Trade accounts receivable, less reserves of $10.7 and $9.1, respectively	588.5	512.0
Other receivables	41.5	45.2
Inventories	322.2	293.0
Other current assets	32.7	28.4

Total current assets	1,301.2	1,106.1
Property and equipment, net	204.3	194.2
Goodwill	1,858.3	1,757.1
Other intangible assets, net	1,826.0	1,858.2
Deferred income taxes	9.8	9.8
Other assets	71.8	76.0

Total assets	$5,271.4	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$344.1	$117.4
Accounts payable	429.5	406.0
Accrued expenses	212.0	206.5

Total current liabilities	985.6	729.9
Long-term debt and capital lease obligations	2,636.5	2,640.3
Other long-term liabilities	126.6	137.2
Deferred income taxes	474.9	478.8

Total liabilities	4,223.6	3,986.2
Redeemable equity units	54.1	50.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,360.4	1,361.2
Accumulated deficit	(356.8)	(376.2)
Accumulated other comprehensive loss	(9.9)	(19.8)

Total stockholders’ equity	993.7	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$5,271.4	$5,001.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,066.0	$903.3	$3,099.3	$2,659.4
Cost of goods sold	764.0	646.8	2,218.8	1,895.0

Gross profit	302.0	256.5	880.5	764.4
Selling, general and administrative expenses	233.4	195.6	683.3	601.0
Impairment of goodwill and intangible assets	3.3	48.1	3.3	48.1

Operating income	65.3	12.8	193.9	115.3
Interest income	0.8	0.3	2.0	1.4
Interest expense	(51.7)	(53.6)	(152.3)	(157.7)
Other income (expense), net	51.6	(80.7)	(11.4)	48.1

Income (loss) before income taxes	66.0	(121.2)	32.2	7.1
Income tax (provision) benefit	(11.4)	35.6	(12.8)	(13.4)

Net income (loss)	$54.6	$(85.6)	$19.4	$(6.3)

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2011
(In millions, except share data)
(Unaudited)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance at January 1, 2011	1,000	$—	$1,361.2	$(376.2)	$(19.8)	$965.2
Capital contributions from parent	—	—	2.4	—	—	2.4
Share-based compensation expense associated with our parent company equity plan	—	—	2.0	—	—	2.0
Reclassifications of redeemable equity units	—	—	(5.2)	—	—	(5.2)
Comprehensive income:
Net income	—	—	—	19.4	—	19.4
Other comprehensive income	—	—	—	—	9.9	9.9

Total comprehensive income						29.3

Balance at September 30, 2011	1,000	$—	$1,360.4	$(356.8)	$(9.9)	$993.7

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19.4	$(6.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89.8	87.4
Net unrealized translation loss (gain)	11.3	(47.3)
Net unrealized gain on interest rate swaps	(16.6)	(6.1)
Impairment of goodwill and intangible assets	3.3	48.1
Non-cash payment-in-kind interest accretion	—	3.0
Share-based compensation expense	2.0	2.5
Amortization of debt issuance costs	7.2	7.2
Deferred income tax benefit	(9.5)	(5.0)
Other, net	4.1	4.7
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(44.8)	(30.6)
Inventories	(0.1)	(19.4)
Other current and non-current assets	(3.3)	(20.7)
Accounts payable	(11.7)	17.6
Accrued expenses and other liabilities	(1.2)	29.0

Net cash provided by operating activities	49.9	64.1

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(168.1)	(33.0)
Capital expenditures	(25.1)	(26.3)
Proceeds from sales of property and equipment	1.7	—

Net cash used in investing activities	(191.5)	(59.3)

Cash flows from financing activities:
Proceeds from debt	439.5	111.8
Repayment of debt	(345.5)	(134.6)
Net change in bank overdrafts	131.2	(11.4)
Net change in compensating cash balance	(121.6)	12.0
Proceeds from equity incentive plans	2.4	1.4
Repurchase of redeemable equity units	(1.1)	(1.2)

Net cash provided by (used in) financing activities	104.9	(22.0)

Effect of exchange rate changes on cash	3.9	(6.4)

Net decrease in cash and cash equivalents	(32.8)	(23.6)
Cash and cash equivalents beginning of period	142.1	124.4

Cash and cash equivalents end of period	$109.3	$100.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$174.1	$134.0
Income taxes paid, net	$16.6	$23.9
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. In preparation of this Quarterly Report on Form 10-Q, we evaluated events subsequent to September 30, 2011, through the date of issuance.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(2) Recently Issued Accounting Standards
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance regarding how entities test goodwill for impairment. Under the amended guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative-based impairment test is not required. The new guidance becomes effective for tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt the new guidance during the fourth quarter of 2011, in connection with our annual goodwill impairment test.
Disclosures About an Employer’s Participation in a Multiemployer Plan
In September 2011, the FASB updated its guidance to require an entity to provide additional disclosures about its participation in multiemployer pension or other postretirement benefit plans. The amendments in this update are effective for annual periods ending after December 15, 2011 and shall be applied retrospectively for all periods presented. We are assessing the potential impact this guidance may have on our disclosures.
Presentation of Comprehensive Income
In June 2011, the FASB updated its guidance to make the presentation of comprehensive income more prominent in financial statements. The updated guidance will require companies to present net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. Presentation in the statement of stockholders’ equity will no longer be permitted. These updates will become effective for the Company for interim and annual periods beginning in 2012, with early adoption permitted. We expect to adopt this guidance during the first quarter of 2012, though we are continuing to evaluate the manner in which we will implement this guidance.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(3) Recent Acquisitions
Our comparative results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below:
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

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

•
On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Anachemia, based in Montreal, Canada, manufactures certain chemicals and materials and distributes chemicals, laboratory supplies and equipment in Canada, the United States, South America and Mexico.

•
On September 1, 2011, we acquired LabPartner (Shanghai) Co., Ltd. (“LabPartner”). LabPartner is based in Shanghai, China and provides lab equipment, reagents, consumables and services for research and development.

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a leading supplier of laboratory equipment and products in Italy.
The aggregate purchase price for the Acquisitions of approximately $204.4 was funded from cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility. In the aggregate, the assets acquired and liabilities assumed in the Acquisitions were comprised of $42.5 of net tangible assets, $45.7 of intangible assets and a residual amount of $116.2 allocated to goodwill. The purchase price allocations for the acquisitions completed in 2011 are preliminary and may be adjusted subsequently.
The results of ANZ Lab, AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment, and the results of Labart, Alfalab, Trenka and PBI have been included in our European Lab segment, each from their respective dates of acquisition. None of the Acquisitions had an individually material impact on our financial statements. In the aggregate, estimated annual net sales from the Acquisitions are approximately $260.
The following unaudited supplemental pro-forma financial information presents a summary of consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,077.5	$964.1	$3,187.4	$2,850.5
Income (loss) before income taxes	66.5	(117.7)	36.9	18.0

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(4) Goodwill and Other Intangible Assets
(a) Impairment of Goodwill and Intangible Assets
We observed a decline in the operating results of our Science Education segment during its seasonally-significant third calendar quarter of 2011. The operating results of this segment continue to be negatively impacted by unfavorable industry conditions and a competitive environment, as U.S. school districts continue to face unprecedented budget shortfalls and funding pressures. Industry conditions have also created increased pricing pressure as competitors seek to restore volume. These developments led us to reduce forecasted sales and profitability for this segment for the remainder of 2011 and the next several years. Accordingly, we performed an interim impairment test of Science Education’s intangible and other long-lived assets as of September 30, 2011.
Indefinite-lived intangible assets are tested for impairment prior to testing of amortizable intangible assets and other long-lived assets. An impairment charge is recognized if the carrying value of indefinite-lived intangible assets exceeds their fair value. The carrying value of Science Education’s indefinite-lived intangible assets, which consist of trademarks and tradenames, was $18.7 as of September 30, 2011, which exceeded their fair value of $15.4. As a result, we recognized a pre-tax impairment charge of $3.3 during the three months ended September 30, 2011. See Note 10(d) for a discussion of our non-recurring fair value measurements of the indefinite-lived intangible assets of Science Education. We reaffirmed that the trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.
We evaluated the recoverability of Science Education’s amortizable intangible assets and other long-lived assets by comparing the carrying value of the Science Education asset group to the estimated undiscounted future cash flows expected to be generated by those assets. We determined that the carrying value of the Science Education asset group did not exceed its estimated undiscounted future cash flows as of September 30, 2011. Therefore no impairment was measured or recognized.
In connection with our impairment testing performed as of September 30, 2010, we recognized pre-tax impairment charges of $36.8 million for goodwill and $11.3 million for indefinite-lived intangible assets. As a result, the goodwill of the Science Education reporting unit was fully impaired at that time.
(b) Goodwill
The following table reflects changes in the carrying value of goodwill by segment:

	North American	European	Science
	Lab	Lab	Education	Total
Balance at January 1, 2011	$948.7	$808.4	$—	$1,757.1
Acquisitions	91.3	10.0	—	101.3
Currency translation changes	(7.0)	7.1	—	0.1
Other	—	(0.2)	—	(0.2)

Balance at September 30, 2011	$1,033.0	$825.3	$—	$1,858.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
The following table provides the gross amount of goodwill and accumulated impairment losses by segment:

	September 30, 2011		December 31, 2010
	Gross	Cumulative	Gross	Cumulative
	Carrying	Impairment	Carrying	Impairment
	Amount	Losses	Amount	Losses
Goodwill
North American Lab	$1,128.5	$(95.5)	$1,044.2	$(95.5)
European Lab	825.3	—	808.4	—
Science Education	99.8	(99.8)	99.8	(99.8)

Total	$2,053.6	$(195.3)	$1,952.4	$(195.3)

(c) Other Intangible Assets, Net
The following table provides detail of our other intangible assets:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Customer relationships
North American Lab	$786.7	$162.1	$624.6	$765.8	$132.3	$633.5
European Lab	484.7	105.2	379.5	478.2	84.7	393.5
Science Education	131.0	27.9	103.1	131.2	23.1	108.1
Chemical supply agreement	54.0	32.8	21.2	53.4	26.7	26.7
Other	22.3	11.1	11.2	16.6	9.1	7.5

Total amortizable intangible assets	1,478.7	339.1	1,139.6	1,445.2	275.9	1,169.3
Indefinite-lived intangible assets
Trademarks and tradenames	686.4	—	686.4	688.9	—	688.9

Total other intangible assets	$2,165.1	$339.1	$1,826.0	$2,134.1	$275.9	$1,858.2

The following table shows amortization expense for each of the reporting periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization expense	$22.3	$20.2	$65.7	$60.6

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(5) Debt
The following is a summary of our debt obligations:

	September 30,	December 31,
	2011	2010
Senior Secured Credit Facility	$1,512.5	$1,410.0
10.25%/11.25% Unsecured Senior Notes due 2015	713.0	713.0
10.75% Unsecured Senior Subordinated Notes due 2017	530.0	528.2
Compensating cash balance	207.0	85.4
Capital leases	16.8	19.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	0.3	0.9

Total debt	2,980.6	2,757.7
Less current portion	(344.1)	(117.4)

Long-term portion	$2,636.5	$2,640.3

(a) Senior Secured Credit Facility
Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €586.5 ($792.0 on a U.S. dollar equivalent basis as of September 30, 2011), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $601.2 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The term loans will mature on June 30, 2014, and the multi-currency revolving loan facility will mature on June 30, 2013.
As of September 30, 2011, an aggregate U.S. dollar equivalent of $119.3 was outstanding under the multi-currency revolving loan facility, consisting of (1) revolving loans denominated in British pounds sterling of £7.2 ($11.3 on a U.S. dollar equivalent basis) and (2) revolving loans denominated in U.S. dollars of $108.0. In addition, we had $13.1 of undrawn letters of credit outstanding. As of September 30, 2011, we had $117.6 of available borrowing capacity under the multi-currency revolving loan facility.
As of September 30, 2011, interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.74% and 3.86%, respectively. Amounts drawn under the multi-currency revolving loan facility bear variable interest rates with a weighted average rate of 2.48% as of September 30, 2011. See Note 10 for information on our interest rate swap arrangements.
(b) Senior Notes and Senior Subordinated Notes
The Senior Notes, which amount to $713.0 as of September 30, 2011, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year on each January 15 and July 15. In prior periods, the Company could elect to satisfy its interest obligations by increasing the principal amount of the Senior Notes instead of paying cash. All such elections have since expired and interest is payable in cash. Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount outstanding as of September 30, 2011 of €126.9 ($171.3 on a U.S. dollar equivalent basis) and in U.S. dollars in an aggregate principal amount outstanding as of September 30, 2011 of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
(c) Accounts Receivable Securitization Facility
On November 4, 2011, we entered into an accounts receivable securitization facility (“A/R Facility”) which provides for funding in an aggregate principal amount not to exceed $200.0. The A/R Facility will terminate on November 4, 2014. The A/R Facility involves certain of our wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC, VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.
Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility will be reflected as current portion of debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.
Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible receivables. The facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary.
(d) Covenant Compliance
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
The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on certain assets of the Company and restricted subsidiaries, and materially change its lines of business.
As of September 30, 2011, the Company was in compliance with all covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
(e) Compensating Cash Balance
Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt as of each period end.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
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
Our net exchange gains of $51.6 for the three months ended September 30, 2011, and $48.1 for the nine months ended September 30, 2010, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $11.4 for the nine months ended September 30, 2011, and $80.7 for the three months ended September 30, 2010, are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(7) Defined Benefit Plans
Net periodic pension (income) cost for our U.S. defined benefit plan (“U.S. Retirement Plan”) and our German, French and UK Plans for each of the reporting periods include the following components:

	Three Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2011	2010	2011	2010
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	2.4	2.3	1.6	1.5
Expected return on plan assets	(3.1)	(3.0)	(1.1)	(1.0)
Recognized net actuarial (gain) loss	(0.1)	(0.1)	0.2	0.1

Net periodic pension (income) cost	$(0.6)	$(0.7)	$1.3	$1.1

	Nine Months Ended September 30,
	U.S. Retirement Plan		German, French and UK Plans
	2011	2010	2011	2010
Service cost	$0.5	$0.4	$1.8	$1.5
Interest cost	7.2	7.0	4.7	4.3
Expected return on plan assets	(9.2)	(9.0)	(3.3)	(2.9)
Recognized net actuarial (gain) loss	(0.3)	(0.4)	0.5	0.3

Net periodic pension (income) cost	$(1.8)	$(2.0)	$3.7	$3.2

The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2011, and expects to make no contributions during the remainder of 2011. The Company made contributions to our German, French and UK Plans of $0.8 during the the nine months ended September 30, 2011, and expects to make additional contributions of approximately $0.2 during the remainder of 2011.
(8) Share-Based Compensation
Holdings established the 2007 Securities Purchase Plan (the “Plan”) pursuant to which members of management, members of the Board of Directors and certain consultants may be provided the opportunity to purchase equity units of Holdings. Share-based compensation expense associated with the Plan was $0.2 and $0.8 for the three months ended September 30, 2011 and 2010, respectively, and was $2.0 and $2.5 during the nine months ended September 30, 2011 and 2010, respectively. A significant number of equity units became fully vested during the three months ended June 30, 2011. As a result, share-based compensation was lower for the three months ended September 30, 2011, as compared to prior periods, and is expected to remain at these lower levels for future periods.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
The following table summarizes the changes to redeemable equity units since January 1, 2011:

Balance at January 1, 2011	$50.0
Reclassifications from permanent equity, net	5.2
Reclassifications to accrued expenses upon notification of redemption	(1.1)

Balance at September 30, 2011	$54.1

(9) Income Taxes
(a) Income Tax (Provision) Benefit
During the three and nine months ended September 30, 2011, we recognized income tax provisions of $11.4 and $12.8, respectively, on pre-tax income of $66.0 and $32.2, respectively. The tax provision recognized for the three months ended September 30, 2011, is comprised of provisions for operating profits of our foreign and domestic operations, including the recognition of interest expense and net exchange gains. The tax provision recognized for the nine months ended September 30, 2011, is comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.
During the the three and nine months ended September 30, 2010, we recognized an income tax benefit (provision) of $35.6 and $(13.4), respectively, on pre-tax (loss) income of $(121.2) and $7.1, respectively. The tax benefit recognized for the three months ended September 30, 2010, is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and an impairment of tax deductible goodwill and intangible assets, partially offset by taxes on operating profits of our foreign operations. The tax provision recognized for the nine months ended September 30, 2010, is primarily the result of operating profits of our foreign operations as well as our recognition of significant net exchange gains in our domestic operations, partially offset by the tax benefit associated with the impairment of tax deductible goodwill and intangible assets.
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
During the third quarter of 2011, our reserve for unrecognized tax benefits increased by $21.9 as a result of a tax return position that was taken on a tax return filed during the quarter. Additionally, in the first quarter of 2011, the Company withdrew a foreign tax refund claim, which resulted in a reduction of this reserve of $1.2. Each of these changes in the reserve for unrecognized tax benefits only impacted deferred tax assets and had no effect on our consolidated income tax provision for the three and nine months ended September 30, 2011.
While it is reasonably possible that the amount of unrecognized tax benefits ($25.2 as of September 30, 2011) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(10) Financial Instruments and Fair Value Measurements
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
(a) Recurring Fair Value Measurements
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
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, our compensating cash balance, trade accounts receivable, accounts payable and current portion of debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the tables below. The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30,
Description	2011	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$18.6	$—	$18.6	$—

Description	December 31, 2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$35.2	$—	$35.2	$—
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(b) Debt Instruments
The table below shows the carrying amounts and estimated fair values of our primary long-term debt instruments:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,512.5	$1,405.9	$1,410.0	$1,344.3
Senior Notes	713.0	713.0	713.0	748.6
Senior Subordinated Notes	530.0	531.2	528.2	554.6

	$2,755.5	$2,650.1	$2,651.2	$2,647.5

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
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
As of September 30, 2011, our interest rate swap arrangements effectively convert $325.0 of variable rate U.S. dollar-denominated debt and €220.0 ($297.1 on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap agreements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap agreements and the credit ratings of the counterparty in an effort to evaluate the risk of non-performance by the counterparty.
Foreign Currency Forward Contracts
We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $51.2, and the fair value of these contracts was immaterial, as of September 30, 2011.
Tabular Disclosures
The following table reflects the balance sheet classification and fair value of our derivative instruments on a gross basis:

Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest rate swap arrangements	Other long-term liabilities	$18.6	Other long-term liabilities	$35.2

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
The following table reflects the amount of gains (losses) recognized for our derivative instruments and the classification of gains (losses) within our statements of operations for the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging	Location of Gain (Loss)	September 30,		September 30,
instruments	Recognized in Earnings	2011	2010	2011	2010

Interest rate swap arrangements — realized	Interest expense	$(6.7)	$(7.7)	$(21.1)	$(23.3)
Interest rate swap arrangements — unrealized	Interest expense	5.6	1.0	16.6	6.1

Total		$(1.1)	$(6.7)	$(4.5)	$(17.2)

(d)	Non-Recurring Fair Value Measurements
As discussed in Notes 3 and 4(a), the Company has performed the following non-recurring fair value measurements:
•	During 2011, the Company determined the preliminary fair value of certain intangible assets related to the Acquisitions (see Note 3); and
•	On September 30, 2011, the Company determined the fair value of indefinite-lived intangible assets of the Science Education reporting unit in support of interim tests for impairment (see Note 4(a)).
The following table presents the Company’s nonfinancial assets measured on a non-recurring basis and impairment charges recognized, if applicable, during the nine months ended September 30, 2011:

		Impairment Charges -
		Nine Months Ended
	Fair Value	September 30, 2011
Significant Unobservable Inputs (Level 3)
Acquired intangible assets	$33.1	Not applicable
Science Education reporting unit — indefinite-lived intangible assets	15.4	$3.3

		$3.3

The preliminary fair value of acquired intangible assets was determined using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflect the relative risk of the cash flows.
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(11) Comprehensive (Loss) Income
Comprehensive (loss) income is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$54.6	$(85.6)	$19.4	$(6.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(113.0)	142.8	6.3	(68.6)
Unrealized gain on derivatives, net of tax (1)	0.9	0.5	1.1	—
Amortization of realized losses on derivatives, net of tax (2)	0.7	0.8	2.2	2.4
Amortization of net actuarial gain, net of tax (3)	0.1	—	0.3	(0.1)

Comprehensive (loss) income	$(56.7)	$58.5	$29.3	$(72.6)

(1)	Unrealized gain on derivatives is presented net of taxes of $0.4 and $0.3 for the three months ended September 30, 2011 and 2010, respectively, and $0.4 for the nine months ended September 30, 2011.

(2)
Amortization of realized losses on derivatives is presented net of taxes of $0.5 for each of the three months ended September 30, 2011 and 2010, and $1.5 for each of the nine months ended September 30, 2011 and 2010.

(3)	Amortization of net actuarial gain is presented net of taxes of $0.1 for each of the three months ended September 30, 2011 and 2010, and $0.2 for the nine months ended September 30, 2011.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
(12) Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate acquisitions that vertically integrate portions of our business. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted its suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision and applied for an injunction suspending its enforcement. In August 2011, Merck KGaA’s application for an injunction precluding enforcement of this decision was denied, but its appeal of the May 2011 decision remains pending. At September 30, 2011, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $21.2. The outcome of the appeals of the GFCO’s initial decisions or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.
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
September 30, 2011
(In millions)
(Unaudited)
(13) Segment Financial Information
The Company reports financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s operating segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.
Selected segment financial information and reconciliation of reported operating income (loss) by segment to income (loss) before income taxes are presented below. Revenues reported for each operating segment are net of inter-segment activity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales
North American Lab	$612.8	$525.6	$1,781.9	$1,540.9
European Lab	411.0	332.7	1,227.1	1,020.2
Science Education	42.2	45.0	90.3	98.3

Total	$1,066.0	$903.3	$3,099.3	$2,659.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating income (loss)
North American Lab	$34.1	$31.2	$107.5	$90.2
European Lab	32.9	24.4	95.9	71.5
Science Education	(1.7)	(42.8)	(9.5)	(46.4)

Total	65.3	12.8	193.9	115.3
Interest income	0.8	0.3	2.0	1.4
Interest expense	(51.7)	(53.6)	(152.3)	(157.7)
Other income (expense), net	51.6	(80.7)	(11.4)	48.1

Income (loss) before income taxes	$66.0	$(121.2)	$32.2	$7.1

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
The following condensed consolidating financial statements present the balance sheets as of September 30, 2011 and December 31, 2010, statements of operations for the three and nine months ended September 30, 2011 and 2010, and statements of cash flows for the the nine months ended September 30, 2011 and 2010, of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Balance Sheet
September 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$20.3	$89.0	$—	$109.3
Compensating cash balance	—	—	207.0	—	207.0
Trade accounts receivable, net	—	256.0	332.5	—	588.5
Inventories	—	161.4	160.8	—	322.2
Other current assets	0.4	26.0	47.8	—	74.2
Intercompany receivables	12.7	30.9	10.1	(53.7)	—

Total current assets	13.1	494.6	847.2	(53.7)	1,301.2
Property and equipment, net	—	92.2	112.1	—	204.3
Goodwill	—	911.9	946.4	—	1,858.3
Other intangible assets, net	—	1,065.4	760.6	—	1,826.0
Deferred income taxes	199.9	—	9.8	(199.9)	9.8
Investment in subsidiaries	2,652.4	1,740.9	—	(4,393.3)	—
Other assets	28.0	39.0	4.8	—	71.8
Intercompany loans	1,024.7	90.8	24.7	(1,140.2)	—

Total assets	$3,918.1	$4,434.8	$2,705.6	$(5,787.1)	$5,271.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$165.9	$0.3	$177.9	$—	$344.1
Accounts payable	—	233.8	195.7	—	429.5
Accrued expenses	17.0	71.2	123.8	—	212.0
Intercompany payables	7.6	5.1	41.0	(53.7)	—

Total current liabilities	190.5	310.4	538.4	(53.7)	985.6
Long-term debt and capital lease obligations	2,621.8	1.0	13.7	—	2,636.5
Other long-term liabilities	18.7	26.2	81.7	—	126.6
Deferred income taxes	—	442.1	232.7	(199.9)	474.9
Intercompany loans	39.3	1,003.5	97.4	(1,140.2)	—

Total liabilities	2,870.3	1,783.2	963.9	(1,393.8)	4,223.6
Redeemable equity units	54.1	—	—	—	54.1
Total stockholders’ equity	993.7	2,651.6	1,741.7	(4,393.3)	993.7

Total liabilities, redeemable equity units and stockholders’ equity	$3,918.1	$4,434.8	$2,705.6	$(5,787.1)	$5,271.4

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
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

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$565.6	$506.1	$(5.7)	$1,066.0
Cost of goods sold	—	417.7	352.0	(5.7)	764.0

Gross profit	—	147.9	154.1	—	302.0
Selling, general and administrative expenses	1.0	118.1	124.3	(10.0)	233.4
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(1.0)	26.5	29.8	10.0	65.3
Interest expense, net of interest income	(40.7)	(8.8)	(1.4)	—	(50.9)
Other income (expense), net	56.7	11.5	(6.6)	(10.0)	51.6

Income before income taxes and equity in earnings of subsidiaries	15.0	29.2	21.8	—	66.0
Income tax benefit (provision)	13.3	(17.7)	(7.0)	—	(11.4)
Equity in earnings of subsidiaries, net of tax	26.3	14.8	—	(41.1)	—

Net income	$54.6	$26.3	$14.8	$(41.1)	$54.6

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$502.7	$404.3	$(3.7)	$903.3
Cost of goods sold	—	372.6	277.9	(3.7)	646.8

Gross profit	—	130.1	126.4	—	256.5
Selling, general and administrative expenses	0.8	96.7	104.4	(6.3)	195.6
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(0.8)	(14.2)	21.5	6.3	12.8
Interest expense, net of interest income	(43.1)	(9.2)	(1.0)	—	(53.3)
Other income (expense), net	(82.2)	(6.8)	14.6	(6.3)	(80.7)

(Loss) income before income taxes and equity in (loss) earnings of subsidiaries	(126.1)	(30.2)	35.1	—	(121.2)
Income tax benefit (provision)	46.1	(2.1)	(8.4)	—	35.6
Equity in (loss) earnings of subsidiaries, net of tax	(5.6)	26.7	—	(21.1)	—

Net (loss) income	$(85.6)	$(5.6)	$26.7	$(21.1)	$(85.6)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,611.2	$1,500.5	$(12.4)	$3,099.3
Cost of goods sold	—	1,198.2	1,033.0	(12.4)	2,218.8

Gross profit	—	413.0	467.5	—	880.5
Selling, general and administrative expenses	2.4	335.3	375.3	(29.7)	683.3
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(2.4)	74.4	92.2	29.7	193.9
Interest expense, net of interest income	(120.5)	(26.2)	(3.6)	—	(150.3)
Other income (expense), net	(8.2)	12.2	14.3	(29.7)	(11.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(131.1)	60.4	102.9	—	32.2
Income tax benefit (provision)	52.4	(36.0)	(29.2)	—	(12.8)
Equity in earnings of subsidiaries, net of tax	98.1	73.7	—	(171.8)	—

Net income	$19.4	$98.1	$73.7	$(171.8)	$19.4

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,435.1	$1,235.2	$(10.9)	$2,659.4
Cost of goods sold	—	1,062.3	843.6	(10.9)	1,895.0

Gross profit	—	372.8	391.6	—	764.4
Selling, general and administrative expenses	2.4	291.5	325.9	(18.8)	601.0
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(2.4)	33.7	65.2	18.8	115.3
Interest expense, net of interest income	(127.4)	(26.4)	(2.5)	—	(156.3)
Other income (expense), net	46.6	27.1	(6.8)	(18.8)	48.1

(Loss) income before income taxes and equity in earnings of subsidiaries	(83.2)	34.4	55.9	—	7.1
Income tax benefit (provision)	35.2	(35.1)	(13.5)	—	(13.4)
Equity in earnings of subsidiaries, net of tax	41.7	42.4	—	(84.1)	—

Net (loss) income	$(6.3)	$41.7	$42.4	$(84.1)	$(6.3)

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
(In millions)
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

			Non-
		Subsidiary	Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(146.5)	$129.8	$66.6	$—	$49.9

Cash flows from investing activities:
Intercompany investing transactions	47.7	(3.3)	—	(44.4)	—
Acquisitions of businesses	(28.9)	(62.2)	(77.0)	—	(168.1)
Capital expenditures	—	(15.5)	(9.6)	—	(25.1)
Other investing activities, net	—	—	1.7	—	1.7

Net cash provided by (used in) investing activities	18.8	(81.0)	(84.9)	(44.4)	(191.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(47.7)	3.3	44.4	—
Proceeds from debt	437.4	—	2.1	—	439.5
Repayment of debt	(343.8)	(0.2)	(1.5)	—	(345.5)
Other financing activities, net	33.7	8.9	(31.7)	—	10.9

Net cash provided by (used in) financing activities	127.3	(39.0)	(27.8)	44.4	104.9

Effect of exchange rate changes on cash	—	—	3.9	—	3.9

Net (decrease) increase in cash and cash equivalents	(0.4)	9.8	(42.2)	—	(32.8)
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$20.3	$89.0	$—	$109.3

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2011
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Consolidated net sales were $1,066.0 million and $3,099.3 million for the three and nine months ended September 30, 2011, respectively, representing an increase of $162.7 million and $439.9 million, respectively, compared to the same periods in 2010. Changes in foreign currency exchange rates and the contribution from acquisitions were favorable to net sales in the three and nine month periods by approximately $95.5 million and $218.4 million, respectively. Excluding changes in foreign currency exchange rates and the contributions from our acquisitions, our comparable net sales growth was $67.2 million or 7.4%, and $221.5 million or 8.3% for the three and nine months ended September 30, 2011, respectively. Comparable net sales growth during the 2011 periods was driven by mid single-digit growth in our North American Lab business and low double-digit growth in our European Lab business. This growth was primarily attributable to increased sales volume from our pharmaceutical and biotechnology customers and our industrial customers, new customer wins, and growth in sales of equipment, instruments and furniture.
Consolidated operating income was $65.3 million and $193.9 million for the three and nine months ended September 30, 2011, respectively, representing an increase of $52.5 million and $78.6 million, respectively, compared to the same periods in 2010. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million during the three and nine months ended September 30, 2011, and by $48.1 million during the three and nine months ended September 30, 2010. Changes in foreign currency exchange rates and the contribution from acquisitions were favorable to operating income in the three and nine month periods by approximately $3.5 million and $7.6 million, respectively. Excluding impairment charges, changes in foreign currency exchange rates and the contributions from acquisitions, our comparable operating income growth was $4.2 million or 6.9%, and $26.2 million or 16.0%, for the three and nine months ended September 30, 2011, respectively, which was driven by increased gross profit due to the increase in net sales, slightly offset by increased selling, general and administrative (“SG&A”) expenses due to incremental costs to support the growth in our business, increases in personnel costs, and charges for organizational changes and cost control measures to enhance sales effectiveness.
We recognized consolidated net income of $54.6 million and $19.4 million during the three and nine months ended September 30, 2011, respectively, and consolidated net losses of $85.6 million and $6.3 million during the three and nine months ended September 30, 2010, respectively. The fluctuation between net income and net loss is primarily attributable to our recognition of net unrealized translation gains and losses associated with our Euro-denominated debt, net of related income tax effects.
Factors Affecting Our Operating Results
General
As a result of the acquisition of the Company by affiliates of Madison Dearborn Partners, LLC in June 2007, we have a significant amount of goodwill and other intangible assets, we are highly leveraged and we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. These and other related factors have had, and will continue to have, a significant impact on our financial condition and results of operations.
Impairments of Goodwill and Intangible Assets
We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet. During the third quarter of 2011, we recognized aggregate impairment charges of $3.3 million related to impairment of intangible assets in our Science Education reporting unit. During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million relating to impairments of goodwill and intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative macroeconomic and industry-specific factors, in particular the continued reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding. See Notes 4(a) and 10(d) included in “Item 1. Financial Statements” for more information on our recent impairment assessments and associated fair value measurements.
Our presentation of results from comparable operations excludes the effect of impairment charges, which we believe provides a useful means to measure our operating performance.

We may recognize additional impairment charges in the future should our operating results or market conditions decline significantly due to, among other things, ongoing or worsening recessionary or other macroeconomic pressures. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company’s critical accounting policies, including a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.
Foreign Currency
We maintain operations primarily in North America and in Europe. Through the first nine months of 2011, approximately half of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported results include the impact of changes in foreign currency exchange rates.
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
Our net exchange gains of $51.6 million for the three months ended September 30, 2011, and $48.1 million for the nine months ended September 30, 2010, are substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $11.4 million for the nine months ended September 30, 2011 and $80.7 million for the three months ended September 30, 2010 are substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar.
Acquisitions
The Company made the following acquisitions during 2011 and 2010:

		Product / Service		Reportable
Acquisition Date	Entity/Business Name	Offering	Location	Segment
September 1, 2011	INTERNATIONAL P.B.I. S.p.A. (“PBI”)	Laboratory supply	Italy	European Lab

September 1, 2011	LabPartner (Shanghai) Co., Ltd. (“LabPartner”)	Laboratory supply	China	North American Lab

August 1, 2011	Anachemia Canada Inc. (“Anachemia”)	Laboratory supply	Canada	North American Lab

June 1, 2011	BioExpress Corp. (“BioExpress”)	Laboratory supply	United States	North American Lab

May 2, 2011	Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”)	Testing and safety equipment	Austria	European Lab

March 31, 2011	Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”)	Laboratory supply	Poland	European Lab

February 1, 2011	AMRESCO Inc. (“AMRESCO”)	Biochemical and reagent manufacturing	United States	North American Lab

September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab

September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “ANZ Lab”)	Laboratory supply	Australia & New Zealand	North American Lab
The acquisitions noted above were funded through a combination of cash and cash equivalents on hand and incremental borrowings made under the Company’s Senior Secured Credit Facility.

The operating results of the acquired entities are included in the operating results of the respective business segments from the date of acquisition. Our presentation of results from comparable operations excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.
Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	Amount	%	2011	2010	Amount	%
North American Lab	$612.8	$525.6	$87.2	16.6%	$1,781.9	$1,540.9	$241.0	15.6%
European Lab	411.0	332.7	78.3	23.5%	1,227.1	1,020.2	206.9	20.3%
Science Education	42.2	45.0	(2.8)	(6.2%)	90.3	98.3	(8.0)	(8.1)%

Total	$1,066.0	$903.3	$162.7	18.0%	$3,099.3	$2,659.4	$439.9	16.5%

Net sales for the three and nine months ended September 30, 2011, increased $162.7 million or 18.0% and $439.9 million or 16.5%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the acquisitions of PBI, LabPartner, Anachemia, BioExpress, Trenka, Alfalab, AMRESCO, Labart and ANZ Lab (collectively, the “Acquisitions”) caused net sales to increase by approximately $95.5 million and $218.4 million during the three and nine months ended September 30, 2011, respectively. Accordingly, net sales from comparable operations increased approximately $67.2 million or 7.4% and $221.5 million or 8.3% during the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
Net sales of consumable products (including chemicals) within the laboratory distribution businesses exhibited low double-digit growth during the three and nine months ended September 30, 2011, compared to the same periods of 2010. Net sales of capital goods (including equipment, instruments and furniture) within the laboratory distribution businesses exhibited mid single-digit growth and high single-digit growth during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. Net sales to pharmaceutical and biotechnology customers experienced low double-digit increases during the three and nine months ended September 30, 2011, compared to the same periods of 2010. Net sales to industrial customers reflected high single-digit growth during the three and nine months ended September 30, 2011, compared to the same periods of 2010. Net sales to educational entities experienced high single-digit growth during the three and nine months ended September 30, 2011, compared to the same periods of 2010. Net sales to governmental entities experienced mid single-digit growth over the same periods.
Net sales in our North American Lab segment for the three and nine months ended September 30, 2011, increased $87.2 million or 16.6% and $241.0 million or 15.6%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from acquisitions caused net sales to increase by approximately $51.6 million and $112.1 million during the three and nine months ended September 30, 2011, respectively. Accordingly, net sales from comparable operations increased approximately $35.6 million or 6.8% and $128.9 million or 8.4% for the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
Net sales in our European Lab segment for the three and nine months ended September 30, 2011, increased $78.3 million or 23.5% and $206.9 million or 20.3%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from acquisitions caused net sales to increase by approximately $43.9 million and $106.3 million during the three and nine months ended September 30, 2011, respectively. Accordingly, net sales from comparable operations increased approximately $34.4 million or 10.3% and $100.6 million or 9.9% during the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
Net sales in our Science Education segment for the three and nine months ended September 30, 2011, decreased $2.8 million or 6.2% and $8.0 million or 8.1%, respectively, from the comparable periods of 2010. These decreases are primarily due to reductions in sales volume across our core science supplies businesses, and to a lesser extent, our retail businesses. Our Science Education segment continues to be negatively impacted by unfavorable industry conditions and the resulting reduction in discretionary spending by schools in the United States.

Gross Profit
The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross profit	$302.0	$256.5	$880.5	$764.4
Percentage of net sales (gross margin)	28.3%	28.4%	28.4%	28.7%
Gross profit for the three and nine months ended September 30, 2011, increased $45.5 million or 17.7% and $116.1 million or 15.2%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused gross profit to increase by approximately $29.2 million and $68.9 million during the three and nine months ended September 30, 2011, respectively. Accordingly, gross profit from comparable operations increased approximately $16.3 million or 6.4% and $47.2 million or 6.2% for the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
Consolidated gross margin decreased approximately 10 basis points to 28.3% and decreased approximately 30 basis points to 28.4% during the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010. The decrease in gross margin was principally driven by changes in product mix associated with our net sales growth in our North American Lab and European Lab segments.
Selling, General and Administrative Expenses
The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling, general and administrative expenses	$233.4	$195.6	$683.3	$601.0
Percentage of net sales	21.9%	21.7%	22.0%	22.6%
SG&A expenses for the three and nine months ended September 30, 2011, increased $37.8 million or 19.3% and $82.3 million or 13.7%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused SG&A expenses to increase by approximately $25.7 million and $61.3 million during the three and nine months ended September 30, 2011, respectively. Accordingly, SG&A expenses from comparable operations increased approximately $12.1 million or 6.2% and $21.0 million or 3.5% for the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
SG&A expenses for the three and nine months ended September 30, 2011, included $5.8 million of charges for organizational changes and cost control measures to enhance sales effectiveness, of which $2.9 million is related to North American Lab, $0.5 million is related to European Lab, and $2.4 million is related to Science Education. There were no such charges included in SG&A expenses during the three months ended September 30, 2010, and SG&A expenses for the nine months ended September 30, 2010, included charges of $3.0 million for North American Lab cost reduction initiatives. Excluding these charges, SG&A expenses from comparable operations were up 3.2% and 3.0% for the three and nine month periods in 2011, respectively, which is primarily attributable to increases in wage rates and related personnel costs as well as incremental costs to support the growth in our business.

Operating Income (Loss)
The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by reportable segment for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of Net		% of Net		% of Net		% of Net
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
North American Lab	$34.1	5.6%	$31.2	5.9%	$107.5	6.0%	$90.2	5.9%
European Lab	32.9	8.0%	24.4	7.3%	95.9	7.8%	71.5	7.0%
Science Education	(1.7)	(4.0)%	(42.8)	(95.1)%	(9.5)	(10.5)%	(46.4)	(47.2)%

Total	$65.3	6.1%	$12.8	1.4%	$193.9	6.3%	$115.3	4.3%

Operating income for the three and nine months ended September 30, 2011, increased $52.5 million and $78.6 million, respectively, from the comparable periods of 2010. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million during the three and nine months ended September 30, 2011, and by $48.1 million during the three and nine months ended September 30, 2010. Changes in foreign currency exchange rates and the contribution from the Acquisitions caused operating income to increase approximately $3.5 million and $7.6 million during the three and nine months ended September 30, 2011. Accordingly, operating income from comparable operations increased approximately $4.2 million or 6.9% and $26.2 million or 16.0% for the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010.
Operating income in our North American Lab segment for the three and nine months ended September 30, 2011, increased $2.9 million or 9.3% and $17.3 million or 19.2%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates and the contribution from acquisitions caused operating income to increase approximately $2.0 million and $3.8 million during the three and nine months ended September 30, 2011, respectively. Accordingly, operating income from comparable operations increased approximately $0.9 million or 2.9% and $13.5 million or 15.0% for the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010. The increase in operating income for the three and nine months ended September 30, 2011, was the result of increased gross profit of $8.6 million and $24.2 million, respectively, partially offset by increases in SG&A expenses of $7.7 million and $10.7 million, respectively.
Operating income in our European Lab segment for the three and nine months ended September 30, 2011, increased $8.5 million or 34.8% and $24.4 million or 34.1%, respectively, from the comparable periods of 2010. Changes in foreign currency exchange rates, net of the contribution from acquisitions caused operating income to increase approximately $1.5 million and $3.8 million during the three and nine months ended September 30, 2011, respectively. Accordingly, operating income from comparable operations increased approximately $7.0 million or 28.7% and $20.6 million or 28.8%, during the three and nine months ended September 30, 2011, respectively, from the comparable periods of 2010. The increase in operating income for the three and nine months ended September 30, 2011, was the result of increased gross profit of $8.9 million and $26.4 million, respectively, partially offset by increases in SG&A expenses of $1.9 million and $5.8 million, respectively.
Operating results in our Science Education segment for the three and nine months ended September 30, 2011, increased by $41.1 million and $36.9 million, respectively, from the comparable periods of 2010. Impairment charges taken during 2011 were significantly less than those charges taken during 2010 and were partially offset by decreased gross profit of $1.2 million and $3.4 million and additional SG&A expenses of $2.5 million and $4.5 million during the three and nine months ended September 30, 2011, respectively.

Interest Expense, Net of Interest Income
Interest expense, net of interest income decreased $2.4 million for the three months ended September 30, 2011, and decreased $6.0 million for the nine months ended September 30, 2011, from the comparable periods of 2010. The decrease in net interest expense for the three and nine months ended September 30, 2011, was driven by decreases in the fair value of our interest rate swaps, partially offset by higher interest rates on our variable rate Euro-denominated debt, the strengthening of the Euro against the U.S. Dollar, and incremental borrowings on our credit facility. We recognized $5.6 million and $16.6 million of net unrealized gains on interest rate swaps during the three and nine months ended September 30, 2011, respectively, compared with $1.0 million and $6.1 million during the comparable periods of 2010. The variability in the fair value of our interest rate swaps is primarily attributable to changes in forecasted market rates of interest. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods.
Other Income (Expense), Net
Other income (expense), net is comprised of exchange gains and losses from foreign currency transactions and/or translation. Our net exchange gains of $51.6 million for the three months ended September 30, 2011, and $48.1 million for the nine months ended September 30, 2010, were substantially related to our recognition of net unrealized gains associated with the weakening of the Euro against the U.S. dollar. Our net exchange losses of $11.4 million for the nine months ended September 30, 2011, and $80.7 million for the three months ended September 30, 2010, were substantially related to our recognition of net unrealized losses associated with the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.
Income Taxes
During the three and nine months ended September 30, 2011, we recognized income tax provisions of $(11.4) million and $(12.8) million, respectively, on pre-tax income of $66.0 million and $32.2 million, respectively. The tax provision recognized for the three months ended September 30, 2011 is comprised of provisions for operating profits of our foreign operations and domestic operating profits, including the recognition of interest expense and the exchange gains. The tax provision recognized for the nine months ended September 30, 2011 is comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.
During the the three and nine months ended September 30, 2010, we recognized an income tax benefit (provision) of $35.6 million and $(13.4) million, respectively, on pre-tax (loss) income of $(121.2) million and $7.1 million, respectively. The tax benefit recognized for the three months ended September 30, 2010, is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and an impairment of tax deductible goodwill and intangible assets, partially offset by taxes on operating profits of our foreign operations. The tax provision recognized for the nine months ended September 30, 2010, is primarily the result of operating profits of our foreign operations as well as our recognition of significant net exchange gains in our domestic operations, partially offset by the tax benefit associated with the impairment of tax deductible goodwill and intangible assets.
Our tax benefits or provisions and our effective tax rates can change significantly due to the volatility of our net exchange gains and losses in our operating results. See Note 9 in “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate.

Liquidity and Capital Resources
As of September 30, 2011, we had $109.3 million of cash and cash equivalents on hand and our compensating cash balance totaled $207.0 million. As of September 30, 2011, we had $2,980.6 million of outstanding indebtedness, including $1,512.5 million of indebtedness under our Senior Secured Credit Facility, $713.0 million of Senior Notes, $530.0 million of Senior Subordinated Notes and $207.0 million of compensating cash indebtedness.
We had unused availability of $117.6 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) as of September 30, 2011. Borrowings under the multi-currency revolving loan facility are a key source of our liquidity. The average borrowings outstanding under our multi-currency revolving loan facility during the three and nine months ended September 30, 2011, were approximately $116.6 million and $92.8 million, respectively. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under our multi-currency revolving loan facility to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. All borrowings under the multi-currency revolving loan facility and term loans bear interest at variable rates consisting of a base rate plus a variable margin.
The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on certain assets of the Company and restricted subsidiaries, and materially change our lines of business. As of September 30, 2011, the Company was in compliance with the covenants under the Senior Secured Credit Facility and with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.
Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. From time to time, the Company also considers other available financing alternatives.
Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.
Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements from time to time. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’s undistributed earnings that have been indefinitely invested abroad. As of September 30, 2011, $69.5 million of our $109.3 million of cash and cash equivalents is held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.
On November 4, 2011, we entered into an accounts receivable securitization facility (“A/R Facility”) which provides for funding in an aggregate principal amount not to exceed $200.0 million. The A/R Facility will terminate on November 4, 2014. The A/R Facility involves certain of our wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their accounts receivable, together with all related security and interests in the proceeds thereof to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC, VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.
Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility will be reflected as current portion of debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible receivables. The facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary.
Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature between 2014 and 2017, although the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.
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

Historical Cash Flows
Operating Activities
The following table presents cash flow from operations before investing and financing activities related to operations and working capital (in millions):

	Nine Months Ended September 30,
	2011	2010
Cash flow from operations, excluding working capital	$111.0	$88.2
Cash flow from working capital changes, net	(61.1)	(24.1)

Cash flow from operations	$49.9	$64.1

Cash flow from operations was $49.9 million and $64.1 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash flow from operations is primarily attributable to higher cash paid for interest and changes in certain working capital components, partially offset by increased earnings and lower payments for income taxes. We paid cash interest of $174.1 million and $134.0 million during the nine months ended September 30, 2011 and 2010, respectively. Cash interest was significantly lower in the 2010 period as a result of our January 2010 election to increase the principal amount of the Senior Notes by $38.0 million in lieu of cash interest.
Cash outflows associated with trade accounts receivable increased during the 2011 period, when compared to the 2010 period, primarily due to increased sales volume. Cash flow for accounts payable and accrued expenses was negative primarily due to timing.
Investing Activities
Net cash used in investing activities was $191.5 million and $59.3 million during the nine months ended September 30, 2011 and 2010, respectively. This increase was primarily attributable to the funding of recent acquisitions discussed above. We expect capital expenditures for the year ending December 31, 2011, to be approximately $35 to $40 million.
Financing Activities
Net cash provided by (used in) financing activities was $104.9 million and $(22.0) million during the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities in the 2011 period was primarily attributable to $94.1 million of net cash proceeds from our revolving credit facility. Cash used in the 2010 period was primarily attributable to $22.8 million of net repayments of debt, primarily relating to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. During the nine months ended September 30, 2011, we borrowed additional amounts under our multi-currency revolving loan facility, which is described in Note 5 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. There have been no other material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Commitments and Contingencies
Refer to Note 13 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 12 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
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
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2010, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of September 30, 2011.

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see Note 12 in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2010, that could affect our business, results of operations and financial condition.

Item 6.	Exhibits

Exhibit
Number	Description of Documents	Method of Filing
10.1	General Release, dated September 19, 2011, between VWR Management Services, LLC and Matthew Malenfant*	Filed herewith.

10.2
Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank
Filed herewith.

10.3	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.
Date: November 9, 2011	By:	/s/ Theresa A. Balog
		Name:	Theresa A. Balog
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents	Method of Filing
10.1	General Release, dated September 19, 2011, between VWR Management Services, LLC and Matthew Malenfant*	Filed herewith.

10.2
Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank
Filed herewith.

10.3	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.