Form 10-K
period 2011-12-31
VWR Funding, Inc.
filed 2012-03-02
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2011, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at February 24, 2012 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

VWR FUNDING, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Products we distribute include chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. We maintain operations in 27 countries and process approximately 50,000 order lines daily from a logistical network of approximately 30 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities.

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

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0 million, the issuance of $675.0 million aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (the “Senior Notes”), the issuance of $353.3 million and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 million and €600.0 million (the “Senior Secured Credit Facility”). These, together with a three-year accounts receivable securitization facility that we entered into during 2011 (the “A/R Facility”), comprised the majority of our financing as of December 31, 2011.

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

We maintain shared services operations in Coimbatore, India and Mauritius that support our North American and European operations. The costs of operating our shared services functions have been allocated to our business segments based on relative utilization. We have also completed a number of selective acquisitions throughout the world.

See Note 17 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.

Customers and Markets

Management estimates that industry-wide revenues in the global laboratory supply industry in which our North American Lab and European Lab segments operate are approximately $36 billion, based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.

In regard to our Science Education segment, industry sales levels are subject to fluctuations driven by state budgetary status, changes in state and local government funding and spending patterns, the timing of state by state new textbook adoption cycles and population changes. Our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school purchases of supplies in preparation for the beginning of the new school year.

We maintain a diverse and stable customer base across a diversified array of end-users and geographies. Our customers include pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools. We serve our customers globally through our operations in 27 countries. We established a presence in Asia Pacific in 2006 and continue to expand in this region to respond to the needs of our global customers who are also expanding operations there.

We seek to be the principal provider of laboratory supplies to our customer base. We are a significant provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies. Pharmaceutical and biotechnology companies represented approximately 38% of our 2011 net sales, and together with universities and colleges, accounted for approximately 53% of our 2011 net sales. In 2011, our top 20 customers accounted for approximately 23% of our net sales, with no single customer representing more than 4% of our net sales.

Products

We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. Our average order size is less than $500. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately three-quarters of our net sales in each of 2011, 2010 and 2009. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes and cold storage equipment.

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

Sales and Marketing

We market to customers through our global sales force, our websites, and our catalogs. Supporting the field sales organization are specialist teams that provide advanced sales and technical support for e-business integration, customized services, laboratory furniture, chromatography, production, healthcare and life science product areas.

Our internet sites are an important part of how we conduct business with our customers. Over half of the orders that we process originate from our websites, which feature our full product offering on a multi-lingual platform to deliver a tailored user experience in the many countries in which we do business. Our customers make use of the rich functionality that our websites have to offer, many of which better integrate our customers’ processes with our own. The flexibility and scalability of our websites allow us to integrate acquisitions, drive geographical expansion, and serve segmented market needs with relative ease.

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

Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term ending April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement in Germany. See Note 15(b) under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the investigation and related court proceedings.

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

We have begun preliminary negotiations to renew or replace certain of our chemical distribution agreements with Merck KGaA, which are currently set to expire in April 2014. There can be no assurance that we will enter into new agreements with Merck KGaA or that any new agreements or alternate arrangements would not have an adverse effect on our results of operations or financial condition.

Merck KGaA and its affiliates supplied products accounting for approximately 10%, 11% and 13% of our consolidated net sales in 2011, 2010 and 2009, respectively.

Trademarks and Tradenames

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

Government Regulation

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, storage, transportation, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. For information on environmental, health and safety matters, see below under “Environmental, Health and Safety Matters.”

Employees

As of December 31, 2011, we had approximately 8,200 employees, including approximately 4,100 in North America, 3,100 in Europe and 1,000 in Asia Pacific. As of December 31, 2011, approximately 6% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur and cause increased future costs.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

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

Corporate Information

Our principal executive offices are located at 100 Matsonford Road, P.O. Box 6660, Radnor, PA 19087, and our telephone number is (610) 386-1700. Our Internet website is located at www.vwr.com.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, we had an aggregate principal amount of debt outstanding of $2,908.7 million, including our Senior Notes, our Senior Subordinated Notes, our Senior Secured Credit Facility and our A/R Facility. Our high level of debt could have important consequences to us including the following:

•	making it more difficult for us to satisfy our debt or contractual obligations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facility and our A/R Facility, are at variable rates of interest;

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

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Secured Credit Facility that was not cured or waived, the lenders under our Senior Secured Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Secured Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Secured Credit Facility and our obligations under the Senior Notes and Senior Subordinated Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Secured Credit Facility, the lenders under our Senior Secured Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Secured Credit Facility. Any such acceleration may also constitute a termination event under our A/R Facility, which could result in the amount outstanding under that facility becoming due and payable.

We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient, to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in 2013, and significant portions of our other long-term debt are scheduled to mature beginning in 2014, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

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

Private equity funds managed by Madison Dearborn indirectly own a substantial majority of our common stock through their ownership interests in Holdings. The interests of these funds as equity holders may conflict with your interests. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and liquidity position, subject to the restrictions in our debt agreements. In addition, these funds have the indirect power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively could control many other major decisions regarding our operations. Furthermore, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Risks Related to Our Business

Our business is affected by general economic conditions in the United States, Europe and the other regions in which we operate, and unfavorable global economic conditions or instability in the capital and credit markets could adversely impact our business.

Unfavorable global economic conditions in the United States, Europe and other regions in which we operate, and volatility in the global capital and credit markets, could materially and adversely affect our business, financial condition and results of operations. In particular, a deterioration of global economic conditions, or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:

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

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, consumer products and other industries as well as in the education and government sectors. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, general economic conditions, their financial condition and liquidity, spending priorities and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes.

A sluggish economic recovery or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all industry segments that we serve. In particular, we may experience a reduction in revenues from certain of our customers in the pharmaceutical industry, which have restructured research functions resulting in workforce reductions, facility closures and budget reductions; from certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures; from certain of our customers who depend on government funding to finance their scientific research; and from schools in the United States served by our Science Education segment, which have been reducing and adjusting budgeted expenditures in light of reductions in state and local funding. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our customers in the healthcare industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental support of healthcare services, expirations of significant patents, lower reimbursements for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of healthcare services or mandated benefits. In response to these and other changes, some of our customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:

•	development of large and sophisticated group purchasing organizations;

•	consolidation, especially in the case of pharmaceutical companies;

•	purchasing the products that we supply directly from manufacturers;

•	closing of domestic facilities and establishment of facilities at low-cost offshore locations; and

•	significant reductions in and/or outsourcing of research, development and production activities, including outsourcing to low-cost offshore locations.

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

We offer products from a wide range of manufacturers. We are dependent on these manufacturers for our supply of products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 10% of our net sales in 2011. We have begun preliminary negotiations to renew or replace certain of our chemical distribution agreements with Merck KGaA, which are currently set to expire in April 2014. There can be no assurance that we will enter into new agreements with Merck KGaA or that any new agreements or alternate arrangements would not have an adverse effect on our results of operations or financial condition.

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

•	we may assume substantial actual or contingent liabilities;

•	acquisitions may not meet our expectations of future financial performance;

•	we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

The international scope of our operations may adversely affect our business.

We derived approximately 48% of our 2011 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities internationally. Accordingly, we face certain risks, including:

•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	political risks;

•	differing laws or administrative practices;

•	local business practices that are inconsistent with local or U.S. law, such as the FCPA, or other applicable anti-bribery regulations;

•

disruptions in the efficiency and effectiveness of, and difficulty in overseeing and managing, operations, supply chain and certain important administrative functions, including those that have been or in the future may be transferred to our shared services operations;

•	restrictions imposed by foreign governments on international cash transfers;

•	fluctuations in foreign currency exchange rates; and

•	potentially adverse tax consequences of operating in multiple jurisdictions.

In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us. Our operations outside the United States also may present additional risk with respect to compliance with government regulations and licensing requirements.

In recent years, we incurred, and we may in the future incur, impairment charges related to our goodwill and intangible assets, which could negatively impact our results of operations.

We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the Merger and acquisitions subsequent to the Merger. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames.

Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. The results of our 2011, 2010 and 2008 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million, $48.1 million, and $392.1 million, respectively. The impairment charges from 2011 and 2010 were recognized at our Science Education segment, whereas the impairment charges from 2008 were recognized at each of our segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to industry-specific factors. We continue to be subject to the risks which led to these impairment charges. See “Item 7 — Managements Discussion & Analysis of Financial Condition — Critical Accounting Policies — Goodwill & Intangible Assets” in this Annual Report on Form 10-K for more information.

As of December 31, 2011, goodwill and intangible assets represented approximately $3.6 billion or 70% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic pressures, including but not limited to rising interest rates.

If we do not comply with existing government regulations or if we or our suppliers become subject to more onerous government regulations, we could be adversely affected.

Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, storage, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration, the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the FCPA. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse impact on our financial condition. We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute.

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

Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular in the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements is found to violate or infringe upon such laws, we may be subject to civil and other penalties and/or third party claims for damages. Further, agreements that infringe upon these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected. See Note 15(b) of “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information regarding our appeal of the German Federal Cartel Office’s decision to invalidate in Germany the exclusivity and non-competition provisions of our European Distribution Agreement with Merck KGaA.

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

Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of millions of inventory items from numerous distribution centers; to receive, process, and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. To reduce our risks against unforeseen events, we continually deploy, test and refine disaster recovery and business continuity preparedness plans.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the improper disclosure or misuse of confidential or proprietary information, damage our reputation and/or increase our costs. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

In addition, we accept payment by credit card and similar payment instruments for a material portion of our sales, and our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by payment card companies such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volume and transaction experience, require us to safeguard customer information, including applying the minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse affect on our business, financial condition and results of operations.

We plan to continue to make significant technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, confidentiality, integrity and availability of data and systems, to ensure our operations continue to provide a high quality service to our customers and to provide important information to our management and prepare financial information. We are continually assessing the risks and costs associated with potential problems and interruptions that could reduce the efficiency and effectiveness of our operations in the near term, looking for opportunities to transfer or share these risks with specialized information systems security providers and insuring against these risks where appropriate. Despite this effort, the cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce our productivity, including our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, as well as our ability to provide important information to our management.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We serve our customers globally through our operations in 27 countries, and we have more than 50 different registered and unregistered trademarks and service marks for our products and services. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2011 approximately 48% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.

Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2011, we had €711.9 million ($921.1 million on a U.S. dollar equivalent basis as of December 31, 2011) of Euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 32% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2011, 2010 and 2009, we recognized foreign exchange gains (losses) of $21.8 million, $66.8 million and $(23.9) million, respectively.

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

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. Increases in our income tax liabilities as a result of any of the foregoing could adversely affect our financial position or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own and lease office and warehouse space globally. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2011, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Arlington Heights, Illinois (1)	Leased	15,418 sq. ft.	Offices
Auckland, New Zealand (1)	Leased	22,992 sq. ft.	Distribution/Offices
Batavia, Illinois (1) *	Owned/Leased	407,800 sq. ft.	Distribution
Briare, France (2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey (1) *	Owned	369,475 sq. ft.	Distribution
Brisbane, Australia (1)	Leased	19,257 sq. ft.	Distribution/Offices
Brisbane, California (1)	Leased	248,280 sq. ft.	Distribution
Bruchsal, Germany (2)	Owned/Leased	218,906 sq. ft.	Distribution
Buffalo, New York (3) *	Owned	121,600 sq. ft.	Distribution/Assembly/Offices
Coimbatore, India (1)(2)(3)	Leased	38,961 sq. ft.	Shared Services
Darmstadt, Germany (2)	Leased	58,007 sq. ft.	Offices
Debrecen, Hungary (2)	Leased	67,188 sq. ft.	Distribution/Repackaging and Mixing
Denver, Colorado (1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland (2)	Leased	77,067 sq. ft.	Distribution
Edmonton, Alberta, Canada (1)	Leased	44,449 sq. ft.	Distribution
Franklin, Massachusetts (1)	Leased	55,486 sq. ft.	Distribution
Haasrode, Belgium (2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden (2)	Leased	129,167 sq. ft.	Distribution
Kaysville, Utah (1)	Owned	29,000 sq. ft.	Distribution/Offices
Kirkland Lake, Ontario, Canada (1)	Leased	16,668 sq. ft.	Distribution/Offices
Lachine, Quebec, Canada (1)	Owned	235,000 sq. ft.	Distribution/Manufacturing/Offices
Llinars del Vallés, Spain (2)	Leased	72,955 sq. ft.	Distribution
Lutterworth, United Kingdom (2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico (1)	Owned	130,450 sq. ft.	Distribution
Mexico City, Mexico (1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy (2)	Leased	22,604 sq. ft.	Distribution
Mississauga, Ontario, Canada (1)	Leased	110,194 sq. ft.	Distribution
Morrisville, North Carolina (1)	Leased	17,816 sq. ft.	Distribution
Radnor, Pennsylvania (1)(3)	Leased	149,858 sq. ft.	Offices
Rochester, New York (3) *	Owned	339,600 sq. ft.	Distribution/Assembly/Offices
Rouses Point, New York (1)	Owned	31,000 sq. ft.	Distribution/Manufacturing/Offices
San Dimas, California (1)	Leased	52,800 sq. ft.	Distribution
Shanghai, China (1)	Leased	37,749 sq. ft.	Distribution/Offices
Singapore (1)(2)	Leased	74,034 sq. ft.	Distribution
Solon, Ohio (1)	Leased	175,815 sq. ft.	Distribution/Manufacturing/Offices
Sparks, Nevada (1)	Leased	17,040 sq. ft.	Distribution/Manufaturing/Offices
St. Catharines, Ontario, Canada (3)	Leased	24,318 sq. ft.	Distribution/Offices
Sugar Land, Texas (1)	Leased	62,280 sq. ft.	Distribution
Suwanee, Georgia (1)	Leased	168,925 sq. ft.	Distribution
Tempe, Arizona (1)	Leased	34,908 sq. ft.	Distribution
Tualatin, Oregon (1)	Leased	56,400 sq. ft.	Distribution

*	Subject to a mortgage lien under the Senior Secured Credit Facility.

(1)	North American Lab

(2)	European Lab

(3)	Science Education

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at February 24, 2012 was 1,000, all of which was held by VWR Investors.

Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 24, 2012, Holdings had 1,411,225 preferred units outstanding and 14,060,817 common units outstanding, and 278 holders of record of its common units. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.

Dividends

Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 9 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2010 or 2011. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of company fees and expenses.

Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

Recent Sales and Purchases of Unregistered Equity Securities

VWR Funding, Inc. did not sell or purchase any equity securities in 2011.

In 2011, Holdings sold 2,824.95 preferred units and 115,046.24 common units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for all issuances to management investors in 2011 was $1,000 per preferred unit and $0.01 per common unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 36,341.09 common units in 2011 from employees whose employment with VWR was terminated in 2010 or 2011, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.

All of the equity issued by Holdings under the Holdings Equity Plan in 2011 were deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Holdings.

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

The selected historical financial data presented below under the captions “Income Statement Data,” “Other Financial Data” and “Balance Sheet Data” as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011, 2010, 2009, 2008 and for the period from June 30 through December 31, 2007 are derived from the consolidated financial statements of VWR Funding, Inc. subsequent to the Merger. The selected historical financial data presented below under the captions “Income Statement Data” and “Other Financial Data” for the period January 1 through June 29, 2007 are derived from the consolidated financial statements of the Company prior to the Merger. The term “Predecessor” refers to the Company prior to the Merger. The term “Successor” refers to the Company following the Merger. As a result of the Merger, the Successor and Predecessor periods are each presented on a different cost basis and, therefore, are not comparable.

	Successor					Predecessor
	Year Ended December 31,				June 30 - December 31,	January 1 - June 30,
(in millions)	2011	2010	2009	2008	2007	2007
Income Statement Data:
Net sales	$4,161.1	$3,638.7	$3,561.2	$3,759.2	$1,822.7	$1,699.3
Cost of goods sold	2,981.6	2,599.8	2,545.6	2,693.8	1,311.3	1,230.1

Gross profit	1,179.5	1,038.9	1,015.6	1,065.4	511.4	469.2
SG&A expenses (1)(2)(3)(4)	913.6	853.5	806.8	1,253.7	408.5	408.1

Operating income (loss)	265.9	185.4	208.8	(188.3)	102.9	61.1
Interest expense, net (5)	(199.6)	(202.7)	(224.5)	(283.9)	(127.4)	(98.5)
Other income (expense), net (6)	21.8	66.8	(23.9)	22.1	(67.2)	3.5

Income (loss) before income taxes	88.1	49.5	(39.6)	(450.1)	(91.7)	(33.9)
Income tax (provision) benefit	(30.4)	(28.0)	25.5	115.5	42.7	8.3

Net income (loss)	$57.7	$21.5	$(14.1)	$(334.6)	$(49.0)	$(25.6)

Other Financial Data:
Depreciation and amortization	$120.9	$116.5	$116.6	$116.1	$53.2	$19.4
Capital expenditures	42.5	41.6	23.9	29.7	16.3	15.7
Gross profit as a percentage of net sales	28.3%	28.6%	28.5%	28.3%	28.1%	27.6%
Balance Sheet Data:
Cash and cash equivalents	$164.6	$142.1	$124.4	$42.0	$45.0	—
Total assets	5,189.7	5,001.4	5,127.3	5,084.9	5,615.3	—
Total debt	2,908.7	2,757.7	2,871.7	2,815.6	2,797.4	—
Total stockholders’ equity	960.8	965.2	1,042.6	1,008.4	1,407.3	—

(1)

We recognized share-based compensation expense of $2.3 million, $3.4 million, $3.4 million, $3.8 million, $2.7 million and $9.0 million for the years ended December 31, 2011, 2010, 2009 and 2008, for the period from June 30 through December 31, 2007 and for the period from January 1 through June 29, 2007, respectively.

(2)

The results of our 2011, 2010 and 2008 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million, $48.1 million and $392.1 million, respectively. The impairment charges from 2011 and 2010 were recognized at our Science Education segment, whereas the impairment charges from 2008 were recognized at each of our segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to industry-specific factors. See Note 6 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(3)

Predecessor expenses associated with the Merger amounted to $36.8 million for the period January 1 through June 29, 2007. These expenses consisted of investment banking, legal, accounting and advisory fees related to the Merger.

(4)

We recognized charges relating to organizational changes and cost reduction initiatives of $5.9 million, $3.1 million, $11.4 million, $4.2 million, $0.3 million and $0.7 million for the years ended December 31, 2011, 2010, 2009 and 2008, for the period from June 30 through December 31, 2007 and for the period from January 1 through June 29, 2007, respectively.

(5)

Interest rate swap arrangements have contributed to volatility in interest expense, net. See Note 13 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

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

Our consolidated net income (loss) for the years ended December 31, 2011, 2010 and 2009, was $57.7 million, $21.5 million and $(14.1) million, respectively. Our results of operations during the three-year period ended December 31, 2011 were impacted, in particular, by the following factors:

•

improvements in our reported net sales and operating results due, in part, to (i) increased sales volume from our pharmaceutical and biotechnology customers due to new customer wins and (ii) growth from our industrial customers, although we are continuing to monitor spending reduction pressures within the pharmaceutical industry and negative industry-specific factors in the primary and secondary educational markets in the United States;

•	changes in foreign currency exchange rates as well as changes in variable interest rates;

•	foreign currency translation, including our recognition of net unrealized translation gains and losses on certain portions of our debt;

•	acquisitions of certain businesses; and

•

our recognition of non-cash impairment charges during 2011 and 2010 associated with the goodwill and intangible assets of our Science Education segment, primarily as a result of industry-specific factors.

Strategy

Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:

Enhance Customer Focus. We are aligning our worldwide sales teams with our customer segments to give us the ability to more closely and effectively understand the unique industry drivers affecting our customers. This alignment will provide us with the ability to better tailor our product and service offerings to meet our customers’ distinct needs.

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

Expand Global Presence. An important part of our strategy is to accelerate the Company’s growth by expanding existing operations and capabilities, and completing selective acquisitions in various locations throughout the world. We will continue to seek opportunities to expand our presence in Asia Pacific and other emerging markets. Selective acquisitions present opportunities to leverage our existing infrastructure, pursue new lines of business in new industries and to establish in-country operations in new geographic areas.

Continue Sourcing Strategy. By utilizing our global scale and strong relationships with our multinational customers and suppliers and maintaining our primary focus on distribution, we intend to continue developing mutually beneficial relationships with leading manufacturers. An important part of our strategy involves providing our customers with a choice of products at varying price points. Continuing to expand our global sourcing activities and supplier integration are key elements of this strategy.

Increase Sales of Private Label Products. Due to increasing demand by our customers for the broadest possible product choice, we will direct our sales and marketing efforts to strike a balance between exclusive, branded and private label product offerings. We believe this strategy is timely as customers seek to realize productivity gains and reduce operating costs.

Factors Affecting Our Operating Results

General

As a result of the Merger, we have a significant amount of goodwill and other intangible assets, we are highly leveraged and we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. These and other related factors have had, and will continue to have, a significant impact on our financial condition and results of operations.

Foreign Currency

We maintain operations primarily in North America and in Europe. In 2011, approximately 48% of our net sales originated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported results include the impact of changes in foreign currency exchange rates. Our presentation of results from comparable operations in the following discussion and analysis excludes the impact of fluctuations in foreign exchange rates. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that removing the impact of fluctuations in foreign exchange rates provides a useful means to measure our operating performance.

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations that are recorded on our U.S. dollar-denominated balance sheet is recorded in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro. Our net exchange gains (losses) were $21.8 million, $66.8 million and $(23.9) million for the years ended December 31, 2011, 2010 and 2009, respectively. Our net exchange gains were substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange losses were substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar.

Earnings from our subsidiaries are not generally repatriated to the United States; therefore we do not incur significant gains or losses on foreign currency transactions with our subsidiaries.

Recent Acquisitions

The below table depicts the acquisitions made by the Company during the three-year period ended December 31, 2011:

Acquisition Date	Entity Name	Product / Service Offering	Primary Location	Business Segment
September 1, 2011	INTERNATIONAL P.B.I. S.p.A. (“PBI”)	Laboratory supply	Italy	European Lab
September 1, 2011	LabPartner (Shanghai) Co., Ltd. (“LabPartner”)	Laboratory supply	China	North American Lab
August 1, 2011	Anachemia Canada Inc. (“Anachemia”)	Laboratory supply and chemical manufacturing	Canada	North American Lab
June 1, 2011	BioExpress Corp. (“BioExpress”)	Laboratory supply	United States	North American Lab
May 2, 2011	Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”)	Testing and safety equipment	Austria	European Lab
March 31, 2011	Alfalab Hurtownia Chemiczna Sp. Z.o.o (“Alfalab”)	Laboratory supply	Poland	European Lab
February 1, 2011	AMRESCO Inc. (“AMRESCO”)	Biochemical and reagent manufacturing	United States	North American Lab
September 1, 2010	Labart sp. z o.o. (“Labart”)	Laboratory supply	Poland	European Lab
September 1, 2010	Quantum Scientific, Crown Scientific and Global Science (collectively “ANZ Lab”)	Laboratory supply	Australia & New Zealand	North American Lab
December 1, 2009	OneMed Lab (“OneMed”)	Laboratory supply	Finland, Norway & Sweden	European Lab
October 1, 2009	X-treme Geek (“XGeek”)	Internet and catalog retailer marketing to science and technology enthusiasts	United States	Science Education

The acquisitions noted above were primarily funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities.

The operating results of the acquired entities are included in the operating results of the respective business segments from the date of acquisition. Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Impairments of Goodwill and Intangible Assets

We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the Merger and acquisitions subsequent to the Merger.

During the third quarters of 2011 and 2010, we recognized aggregate charges of $3.3 million and $48.1 million, respectively, related to impairments of goodwill and intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

See Notes 6 and 13(e) included in “Item 8 — Financial Statements and Supplementary Data” for more information on our impairment assessments and associated fair value measurements. See “Critical Accounting Policies” below for a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.

Seasonality and Inflation

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and gross profit in the third calendar quarter in comparison to other quarters of the year. For example, in 2011, 2010 and 2009, approximately 35%, 35% and 36%, respectively, of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies and science kits in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends. For example, the Science Education segment’s publisher kitting business tends to follow a seven to nine-year business cycle based on certain large states’ adoption of new textbooks. We believe that 2007 represented the height of the most recent business cycle.

During 2011, 2010 and 2009, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.

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

Results of Operations

2011 Compared With 2010

Net Sales

The following table presents net sales by reportable segment for the years ended December 31, 2011 and 2010 and net sales growth (decline) by reportable segment from 2010 to 2011 (in millions):

	Year Ended December 31,
	2011	% Change	2010
North American Lab	$2,377.7	14.3%	$2,081.0
European Lab	1,663.4	16.3%	1,430.0
Science Education	120.0	(6.0)%	127.7

Total	$4,161.1	14.4%	$3,638.7

Net sales for 2011 increased $522.4 million or 14.4% over 2010. Changes in foreign currency exchange rates caused net sales to increase by approximately $99.7 million, and the acquisitions of ANZ Lab, Labart, AMRESCO, Alfalab, Trenka, BioExpress, Anachemia, LabPartner and PBI (collectively, the “Acquisitions”) increased net sales by approximately $170.6 million. Accordingly, net sales from comparable operations increased approximately $252.1 million or 6.9% in 2011 over 2010.

Net sales in our North American Lab segment for 2011 increased $296.7 million or 14.3% over 2010. Changes in foreign currency exchange rates and the contribution from acquisitions caused net sales to increase by approximately $157.8 million. Accordingly, net sales from comparable operations increased approximately $138.9 million or 6.7% in 2011 over 2010. Net sales in our European Lab segment for 2011 increased $233.4 million or 16.3% over 2010. Changes in foreign currency exchange rates and the contribution from acquisitions caused net sales to increase by approximately $112.5 million. Accordingly, net sales from comparable operations increased approximately $120.9 million or 8.5% in 2011 over 2010.

Comparable net sales growth was primarily attributable to increased sales volume from our pharmaceutical and biotechnology customers due to new customer wins and growth from our industrial customers. Within our laboratory distribution businesses, net sales of consumable products (including chemicals) increased by high single-digit rates in 2011 compared to 2010 while net sales of capital goods (including equipment, instruments and furniture) increased by mid to high single-digit rates over the same period. Net sales to pharmaceutical and biotechnology customers increased by high single-digit rates during 2011 compared to 2010, while net sales to industrial and educational customers increased by mid to high single-digit rates and net sales to governmental entities increased by low to mid single-digit rates over the same period.

Net sales in our Science Education segment for 2011 decreased $7.7 million or 6.0% from 2010. These decreases are primarily due to reductions in sales volume across our core science supplies businesses, and to a lesser extent, our retail businesses. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
	2011	2010
Gross profit	$1,179.5	$1,038.9
Percentage of net sales (gross margin)	28.3%	28.6%

Gross profit for 2011 increased $140.6 million or 13.5% over 2010. Changes in foreign currency exchange rates caused gross profit to increase by approximately $29.8 million, and the Acquisitions increased gross profit by approximately $55.9 million. Accordingly, gross profit from comparable operations increased approximately $54.9 million or 5.3% in 2011 over 2010. The comparable increase in consolidated gross profit was driven by the increase in net sales in our North American Lab and European Lab segments, partially offset by a decrease in net sales in our Science Education segment and lower gross margins.

Consolidated gross margin for 2011 decreased approximately 30 basis points to 28.3% from 2010. The decrease in gross margin was principally driven by changes in product mix associated with our net sales growth in our North American Lab and European Lab segments and a deterioration of gross margin in our Science Education segment driven by negative industry-specific factors.

SG&A Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
	2011	2010
SG&A expenses	$910.3	$805.4
Percentage of net sales	21.9%	22.1%

SG&A expenses for 2011 increased $104.9 million or 13.0% over 2010. Changes in foreign currency exchange rates caused SG&A expenses to increase by approximately $25.0 million, and increased costs from from the Acquisitions caused SG&A expenses to increase by approximately $51.8 million. Accordingly, SG&A expenses from comparable operations increased approximately $28.1 million or 3.5% in 2011 over 2010. The increase in comparable SG&A expenses was primarily attributable to increases in wage rates and related personnel costs, charges associated with implementing organizational changes as well as cost reduction measures, and incremental costs to support the growth in our business.

SG&A expenses for 2011 included $5.9 million for charges associated with implementing organizational changes to enhance sales effectiveness as well as cost reduction measures, of which $3.0 million was for North American Lab, $0.5 million was for European Lab and $2.4 million was for Science Education. SG&A expenses during 2010 included charges of $3.1 million associated with implementing cost reduction initiatives in our North American Lab segment.

Impairments of Goodwill and Intangible Assets

During the third quarters of 2011 and 2010, we recognized aggregate charges of $3.3 million and $48.1 million, respectively, related to impairments of goodwill and intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the years ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
	2011	% of Net Sales	2010	% of Net Sales
Operating income (loss):
North American Lab	$141.1	5.9%	$122.3	5.9%
European Lab	141.3	8.5%	111.7	7.8%
Science Education	(16.5)	(13.8)%	(48.6)	(38.1)%

Total	$265.9	6.4%	$185.4	5.1%

Operating income for 2011 increased $80.5 million or 43.4% over 2010. Changes in foreign currency exchange rates caused operating income to increase by approximately $4.8 million, and the contribution from the Acquisitions caused operating income to increase by approximately $4.1 million. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million and $48.1 million during 2011 and 2010, respectively.

The following table highlights the changes in operating income (loss) from 2010 to 2011 by segment (in millions):

	2010 operating	Impairments of goodwill and intangible assets		Foreign currency and	Other (explained	2011 operating
	income (loss)	2010	2011	the Acquisitions	below)	income (loss)
North American Lab	$122.3	$—	$—	$5.1	$13.7	$141.1
European Lab	111.7	—	—	3.8	25.8	141.3
Science Education	(48.6)	48.1	(3.3)	—	(12.7)	(16.5)

	$185.4	$48.1	$(3.3)	$8.9	$26.8	$265.9

Operating income in our North American Lab segment for 2011 increased $18.8 million or 15.4% over 2010. Changes in foreign currency exchange rates and the contribution from acquisitions increased operating income by approximately $5.1 million. Accordingly, operating income from comparable operations increased approximately $13.7 million or 11.2% in 2011 over 2010. The increase in operating income in 2011 was the result of increased gross profit of $25.8 million due to net sales growth, partially offset by increased SG&A expenses of $12.1 million due primarily to increases in wage rates and incremental costs to support the growth in our business.

Operating income in our European Lab segment for 2011 increased $29.6 million or 26.5% over 2010. Changes in foreign currency exchange rates and the contribution from acquisitions increased operating income in 2011 by approximately $3.8 million. Accordingly, operating income from comparable operations increased approximately $25.8 million or 23.1% over 2010. The increase in operating income in 2011 was the result of increased gross profit of $34.0 million due to net sales growth, partially offset by increased SG&A expenses of $8.2 million due primarily to increases in wage rates and incremental costs to support the growth in our business.

Operating loss in our Science Education segment for 2011 was favorable by $32.1 million as compared to 2010. As discussed above, impairment charges of $3.3 million and $48.1 million negatively impacted operating income during 2011 and 2010, respectively. The remaining change was the result of decreased gross profit of $4.9 million due to continuing negative industry-specific factors and increased SG&A expenses of $7.8 million due to charges associated with implementing organizational changes, regulatory compliance and business support.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was $199.6 million and $202.7 million during the years ended December 31, 2011 and 2010, respectively. The decrease of $3.1 million in net interest expense during 2011 was primarily attributable to changes in the fair value of our interest rate swaps, substantially offset by increases in interest associated with our variable rate debt, due to increased borrowings and interest rates, and changes in foreign exchange rates on Euro-denominated debt. We recognized $22.9 million and $14.6 million of net unrealized gains on interest rate swaps in 2011 and 2010, respectively, such variability being primarily attributable to changes in forecasted market rates of interest underlying our determination of the fair market value of the interest rate swaps. We do not apply hedge accounting for our interest rate swap arrangements, which expire in 2012, and therefore net interest expense will continue to fluctuate through their maturity. See Note 13 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gains were $21.8 million and $66.8 million during the years ended December 31, 2011 and 2010, respectively. Our net exchange gains were substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

Income Taxes

During the year ended December 31, 2011, we recognized an income tax provision of $30.4 million, on pre-tax income of $88.1 million, resulting in an effective income tax rate of 34.5%. During the year ended December 31, 2010, we recognized an income tax provision of $28.0 million, on a pre-tax income of $49.5 million, resulting in an effective income tax rate of 56.6%.

The tax provision recognized in 2011 was the result of tax expense on foreign operating profits and changes in uncertain tax positions, partially offset by a tax benefit from domestic operating losses and a favorable reduction of foreign deferred tax liabilities due to a change in the effective foreign rates.

The tax provision recognized in 2010 was the result of operating profits generated in our foreign operations and net exchange gains recognized in our domestic operations, partially offset by the tax benefit associated with an impairment of indefinite-lived intangible assets in our Science Education segment. Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2010 effective tax provision was negatively impacted.

Changes to our uncertain tax positions during 2011 and 2010 are described in Note 10 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Net sales for 2010 increased $77.5 million or 2.2% over 2009. Changes in foreign currency exchange rates caused net sales to decrease by approximately $31.0 million while the acquisitions of XGeek, OneMed, ANZ Lab, and Labart (collectively, the “2010/2009 Acquisitions”) increased net sales by approximately $37.0 million. Accordingly, net sales from comparable operations increased approximately $71.5 million or 2.0% in 2010 over 2009.

Net sales in our North American Lab segment for 2010 increased $64.0 million or 3.2% over 2009. Changes in foreign currency exchange rates and the contribution from acquisitions caused net sales to increase by approximately $35.0 million. Accordingly, net sales from comparable operations increased approximately $29.0 million or 1.4% in 2010 over 2009. Net sales in our European Lab segment for 2010 increased $22.8 million or 1.6% over 2009. Changes in foreign currency exchange rates caused net sales to decrease by approximately $52.7 million while the contribution from acquisitions increased net sales by approximately $22.0 million. Accordingly, net sales from comparable operations increased approximately $53.5 million or 3.8% in 2010 over 2009.

We believe the comparable increases in net sales across our laboratory distribution businesses were attributable to increased consumer demand in 2010 compared to 2009, when the global economic slowdown generally reduced demand, and further due to securing business with new pharmaceutical customers in 2010. Within our laboratory distribution businesses, net sales of consumable products, including chemicals, experienced low-single digit growth in 2010 compared to 2009 while net sales of capital goods, including equipment, instruments and furniture experienced mid-single digit increases over the same period. Net sales to pharmaceutical and biotechnology customers were flat during 2010 compared to 2009, while net sales to industrial customers increased by mid-single digit rates, net sales to colleges and universities increased by low to mid-single digit rates and net sales to governmental entities increased by low-single digit rates over the same period.

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

Gross profit for 2010 increased $23.3 million or 2.3% over 2009. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $10.2 million while the 2010/2009 Acquisitions increased gross profit by approximately $12.4 million. Accordingly, gross profit from comparable operations increased approximately $21.1 million or 2.1% in 2010 over 2009. The comparable increase in consolidated gross profit was partially offset by the adverse impact of lower pricing associated with the sale of certain chemical products, which had experienced tight supply conditions in the first half of 2009, and further offset by an overall reduction in sales volume in our Science Education segment.

Consolidated gross margin for 2010 increased approximately 10 basis points to 28.6% from 28.5% in 2009. Gross margin performance varied among our business segments. North American Lab segment gross margins were favorably impacted due to expansion of private label sales and changes in product and customer mix. European Lab segment gross margins were unfavorably impacted due to lower net pricing, whereby product cost increases exceeded customer price increases, compared to 2009, and in particular lower pricing associated with the sale of certain chemical products. Gross margin attributable to our Science Education segment improved during 2010 from 2009 primarily as a result of lower transportation costs and lower product costs.

SG&A Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,
	2010	2009
SG&A expenses	$805.4	$806.8
Percentage of net sales	22.1%	22.7%

SG&A expenses for 2010 decreased $1.4 million or 0.2% from 2009. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $7.2 million while the 2010/2009 Acquisitions increased SG&A expenses by approximately $10.1 million. Accordingly, SG&A expenses from comparable operations decreased approximately $4.3 million or 0.5% in 2010 from 2009. The comparable decrease in SG&A expenses primarily reflects an $8.3 million reduction in charges associated with implementing cost reduction initiatives as well as lower performance-based incentive compensation in 2010 compared to 2009, partially offset by increases in wage rates and related costs and net pension expense.

We recognized $3.1 million in charges associated with implementing cost reduction actions in our North American Lab segment in 2010. During the year ended December 31, 2009, we recognized $11.4 million in charges associated with implementing cost reduction initiatives ($3.4 million in North American Lab, $7.8 million in European Lab and $0.2 million in Science Education). Notwithstanding these charges, SG&A expenses from comparable operations increased approximately $4.0 million or 0.5% in 2010 over 2009.

Impairments of Goodwill and Intangible Assets

During the third quarter of 2010, we recognized aggregate impairment charges of $48.1 million relating to an impairment of goodwill and intangible assets in Science Education. We believe that the impairment charges were due to negative industry-specific factors. We did not recognize any impairment charges during 2009.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) as a percentage of net sales by segment for the years ended December 31, 2010 and 2009 (in millions):

	Year Ended December 31,
	2010	% of Net Sales	2009	% of Net Sales
Operating income (loss):
North American Lab	$122.3	5.9%	$113.7	5.6%
European Lab	111.7	7.8%	93.1	6.6%
Science Education	(48.6)	(38.1)%	2.0	1.5%

Total	$185.4	5.1%	$208.8	5.9%

Operating income for 2010 decreased $23.4 million or 11.2% from 2009. As discussed above, impairment charges in our Science Education segment negatively impacted consolidated operating income by $48.1 million in 2010. Changes in foreign currency exchange rates caused operating income to decrease by approximately $3.0 million while the 2010/2009 Acquisitions increased operating income by approximately $2.3 million.

The following table highlights the changes in operating income (loss) from 2009 to 2010 by segment (in millions):

	2009 operating income	Impairment of goodwill & intangible assets	Foreign currency and the 2010/2009 Acquisitions	Other (explained below)	2010 operating income (loss)
North American Lab	$113.7	$—	$0.5	$8.1	$122.3
European Lab	93.1	—	(1.2)	19.8	111.7
Science Education	2.0	(48.1)	—	(2.5)	(48.6)

	$208.8	$(48.1)	$(0.7)	$25.4	$185.4

Operating income in our North American Lab segment for 2010 increased $8.6 million or 7.6% over 2009. Changes in foreign currency exchange rates, net of the contribution from acquisitions, increased operating income in 2010 by approximately $0.5 million. Accordingly, operating income from comparable operations increased approximately $8.1 million or 7.1% over 2009. The increase for 2010 was primarily the result of an approximate $15.4 million increase in gross profit due to sales growth and gross margin expansion, partially offset by an approximate $7.3 million increase in SG&A expenses due to increases in employee-related expenses and other costs to expand our global sourcing activities.

Operating income in our European Lab segment for 2010 increased $18.6 million or 20.0% over 2009. Changes in foreign currency exchange rates, net of the contribution from acquisitions, decreased operating income in 2010 by approximately $1.2 million. Accordingly, operating income from comparable operations increased approximately $19.8 million or 21.3% over 2009. The increase for 2010 was primarily due to an approximate $10.8 million decrease in SG&A expenses mostly due to lower charges associated with implementing cost reduction initiatives and overall discretionary spending discipline, in addition to an approximate $9.0 million increase in gross profit due to increased sales volume.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was $202.7 million and $224.5 million for 2010 and 2009, respectively. The reduction in net interest expense during 2010 was primarily attributable to changes in the fair value of our interest rate swaps and a decrease of approximately $7.2 million in interest associated with our variable rate debt. We recognized $14.6 million and $0.1 million of unrealized gains on interest rate swaps in 2010 and 2009, respectively, such variability being primarily attributable to changes in forecasted market rates of interest underlying our determination of the fair market value of the interest rate swaps. We do not currently apply hedge accounting for our interest rate swap arrangements and therefore net interest expense may continue to fluctuate in future periods. See Note 13 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swap arrangements.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of exchange gains and losses. Our net exchange gain was $66.8 million for 2010 compared to a net exchange loss of $23.9 million for 2009. Our net exchange gain for 2010 was substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange loss for 2009 was substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar. Due to the significant amount of foreign-denominated debt recorded on our U.S. dollar-denominated balance sheet, other income (expense), net may continue to experience significant fluctuations.

Income Taxes

During the year ended December 31, 2010, we recognized an income tax provision of $28.0 million, on pre-tax income of $49.5 million, resulting in an effective income tax rate of 56.6%. During the year ended December 31, 2009, we recognized an income tax benefit of $25.5 million, on a pre-tax loss of $39.6 million, resulting in an effective income tax rate of 64.4%.

The tax provision recognized in 2010 was the result of operating profits generated in our foreign operations and net exchange gains recognized in our domestic operations, partially offset by the tax benefit associated with an impairment of indefinite-lived intangible assets in our Science Education segment. Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2010 tax provision was negatively impacted.

The tax benefit in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.

Changes to our uncertain tax positions during 2010 and 2009 are described in Note 10 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products, and our ability to successfully implement our business strategies. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans.

As of December 31, 2011, we had $164.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $185.4 million. We had $2,908.7 million of outstanding indebtedness as of December 31, 2011, comprised of $1,367.7 million of indebtedness under our Senior Secured Credit Facility, $713.0 million under our Senior Notes, $522.9 million under our Senior Subordinated Notes, $101.0 million under our A/R Facility, $185.4 million of compensating cash indebtedness and $18.7 million of other indebtedness.

We had aggregate unused availability of $271.4 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of December 31, 2011. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the year ended December 31, 2011, were approximately $96.2 million. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2011, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the Senior Notes and Senior Subordinated Notes, and the A/R Facility.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of (1) $300.0 million or (2) an amount that would cause the Company not to be in compliance with certain covenants contained in the indentures governing the Senior Notes and Senior Subordinated Notes, which restrict the aggregate amount of borrowings under the Senior Secured Credit Facility, the A/R Facility and certain other types of senior secured indebtedness to $1,815.0 million if the Company’s fixed charge ratio is less than 2.0:1.0. The Company has not requested any such incremental term loans or credit commitments. From time to time, the Company also considers other available financing alternatives.

Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. We continuously monitor the capital markets to determine whether the Senior Notes or the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of December 31, 2011, $123.6 million of our $164.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature between 2014 and 2017, although the revolving loan portion of our Senior Secured Credit Facility is scheduled to mature in June 2013. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.

Historical Cash Flows

Operating Activities

The following table presents cash flow from operations before investing and financing activities related to operations and working capital (in millions):

	Year Ended December 31,
	2011	2010	2009
Cash flow from operations, excluding working capital	$138.9	$130.6	$133.9
Cash flow from working capital changes, net	0.4	(8.3)	35.1

Cash flow from operations	$139.3	$122.3	$169.0

Net cash provided by operating activities was $139.3 million, $122.3 million and $169.0 million during 2011, 2010 and 2009, respectively. The increase in operating cash flows from 2010 to 2011 was primarily attributable to growth in our business and comparatively lower investments in working capital, partially offset by higher cash paid for interest. The decrease in operating cash flows from 2009 to 2010 was primarily due to increased investments in our working capital (due in part to growth in our business in 2010), partially offset by lower cash paid for interest.

We paid cash interest of $207.6 million, $167.2 million and $200.7 million during 2011, 2010 and 2009, respectively. Cash interest was lower in the 2010 and 2009 periods as a result of our elections to increase the principal amount of the Senior Notes by $38.0 million and Senior Subordinated Notes by $8.0 million, respectively, in lieu of cash interest.

Cash flows from working capital components increased by $8.7 million to a source of cash of $0.4 million in 2011 from a use of cash of $8.3 million in 2010. Cash flows used by trade accounts receivable decreased to a use of cash of $23.3 million from a use of cash of $49.9 million due to improvements in customer collections, partially offset by higher sales volume in 2011. Cash flows from inventories changed to a source of cash of $6.9 million from a use of cash of $34.2 million as a result of focused inventory management. Cash flows from trade accounts payable changed to a use of cash of $9.2 million from a source of cash of $41.0 million primarily due to timing. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable and accrued expenses from period to period. Cash flows from all other working capital components provided $26.0 million of cash primarily due to $20.7 million from income taxes and $4.5 million from accrued interest.

Cash flows from working capital components, specifically trade accounts receivable and inventories, decreased in 2010 compared to 2009. This decrease in cash flows was generally attributable to an increase in commercial activity during 2010 after a decline in commercial activity during 2009 due to more challenging economic conditions, which significantly lowered our cash investment in certain working capital components during that year. For example, trade accounts receivable reflect a use of cash of $49.9 million during 2010 compared to a $12.2 million source of cash during 2009. Inventories reflect a use of $34.2 million during 2010, as, in addition to changes in commercial activity, we increased our inventories in an effort to expand our product offerings and develop our fulfillment capabilities in emerging markets, compared to 2009 when inventories provided $30.2 million of cash. Cash flows provided by trade accounts payable were $41.0 million and $18.1 million in 2010 and 2009, respectively. The increase in cash provided by trade accounts payable was primarily due to timing. Cash flow associated with other current assets decreased during the 2010 period primarily as a result of a change in timing associated with certain of our supplier rebates and further due to increased supplier rebates earned in 2010 compared to 2009.

Investing Activities

Net cash used in investing activities was $209.2 million, $74.4 million and $38.1 million during 2011, 2010 and 2009, respectively. The change in investing cash flows from period to period was primarily due to the funding of business acquisitions. Capital expenditures increased in 2011 and 2010 from 2009 reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $50 million of capital expenditures in 2012 and 2013 and ongoing annual expenditures ranging from $20 million to $40 million thereafter.

Financing Activities

Net cash provided by (used in) financing activities was $90.3 million, $(22.3) million and $(51.1) million during 2011, 2010 and 2009, respectively. Cash provided by financing activities in 2011 was primarily attributable to $84.3 million of net cash proceeds from debt, which was primarily due to borrowings on our credit facilities to partially fund business acquisitions. Cash used in 2010 was primarily due to $23.2 million of net repayments of debt, mostly attributable to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility. Cash used in 2009 was primarily related to $41.5 million of net repayments of debt and $6.6 million paid to repurchase redeemable equity units.

Schedule of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2011 (in millions):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Senior Secured Credit Facility — term loans	$1,356.5	$13.9	$1,342.6	$—	$—
Senior Secured Credit Facility — revolving facility	11.2	11.2	—	—	—
Senior Notes due 2015	713.0	—	—	713.0	—
Senior Subordinated Notes due 2017	522.9	—	—	—	522.9
A/R Facility	101.0	—	101.0	—	—
Predecessor Senior Subordinated Notes due 2014	1.0	—	1.0	—	—
Interest (1)	696.6	188.5	328.0	152.0	28.1
Capital leases (2)	17.2	3.5	6.0	3.7	4.0
Operating leases (2)	171.2	31.9	45.2	31.0	63.1
Compensating cash balance and other debt (3)	185.9	185.9	—	—	—
Underfunded pension obligations (4)	60.0	2.1	4.4	4.8	48.7

Total	$3.836.5	$437.0	$1,828.2	$904.5	$666.8

(1)

For purposes of calculating interest, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes, the A/R Facility and our interest rate swap arrangements were assumed to be unchanged from December 31, 2011. In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, and our A/R Facility were assumed to remain outstanding through their entire remaining terms.

(2)	See Notes 9 and 15 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for more information on our lease commitments.

(3)

Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2011, our compensating cash balance was $185.4 million.

(4)

The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain underfunded pension obligations, which are primarily attributable to our non-U.S. benefit plans. These pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2011.

Noncurrent deferred income tax liabilities as of December 31, 2011, were $458.6 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $31.1 million, exclusive of interest and penalties, as of December 31, 2011. In addition, we do not provide for deferred income tax liabilities nor foreign withholding taxes on approximately $426.0 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2011, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and available credit under our Senior Secured Credit Facility and our A/R Facility will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. The aggregate potential payments under these employment agreements for terminations without “Cause” and resignations for “Good Reason” (as such terms are defined in the respective employment agreements), including estimated costs associated with continued health benefits, is approximately $12.1 million at December 31, 2011.

Indebtedness

See Note 9 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.

Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €585.0 million ($756.9 million on a U.S. dollar equivalent basis as of December 31, 2011), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $599.6 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of (1) $300.0 million or (2) an amount that would cause the Company not to be in compliance with certain covenants contained in the indentures governing the Senior Notes and Senior Subordinated Notes, which restrict the aggregate amount of borrowings under the Senior Secured Credit Facility, the A/R Facility and certain other types of senior secured indebtedness to $1,815.0 million if the Company’s fixed charge ratio is less than 2.0:1. The Company has not requested any such incremental term loans or credit commitments.

As of December 31, 2011, an aggregate U.S. dollar equivalent of $11.2 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans denominated in British pounds sterling of £7.2 million ($11.2 million on a U.S. dollar equivalent basis as of December 31, 2011). In addition, we had $13.0 million of undrawn letters of credit outstanding. As of December 31, 2011, we had $225.8 million of available borrowing capacity under the multi-currency revolving loan facility.

The term loans will mature on June 30, 2014, and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 million on the outstanding term loans in March 2010. The excess cash flow payment was applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.

As of December 31, 2011, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.80% and 3.58%, respectively, which include a variable margin of 2.50%, and amounts drawn under the multi-currency revolving loan facility bear a weighted average interest rate of 2.99%.

Senior Notes and Senior Subordinated Notes

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

The Senior Notes, which amount to $713.0 million as of December 31, 2011, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15, at a rate of 10.25% per annum.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($164.2 million on a U.S. dollar equivalent basis as of December 31, 2011) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

In prior periods, the Company could elect to satisfy a portion of its interest obligations under the Senior Notes and the Senior Subordinated Notes by increasing their principal amount instead of paying cash. During the year ended December 31, 2010, the Company elected to increase the principal amount of the Senior Notes by $38.0 million instead of paying cash interest. During the year ended December 31, 2009, the Company elected to increase the principal amount of the Senior Subordinated Notes by $8.0 million instead of paying cash interest. All such elections have since expired, and interest is payable in cash.

A/R Facility

On November 4, 2011, we entered into the A/R Facility which provides for funding in an aggregate principal amount not to exceed $200.0 million. The A/R Facility will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC, VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions (the “A/R Purchasers”) in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of December 31, 2011, $101.0 million was outstanding under the A/R Facility, and we had $45.6 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible trade accounts receivable.

The A/R Facility bears monthly interest and fees consisting of (1) interest at variable rates based on the A/R Purchasers’ sources of funding for the period, generally commensurate with prevailing market rates for short-term commercial paper, LIBOR plus any applicable margin, or the Prime rate plus any applicable margin, (2) an annual program fee of 1.50% on average outstanding borrowings for the period, (3) a commitment fee on the unused portion of the A/R Facility equal to either (a) 0.60% if outstanding borrowings are less than 50% of the maximum availability, or (b) 0.35%, and (4) letter of credit fees totaling 1.55% on any outstanding letters of credit. In future periods, certain of these fees may be reduced based on satisfaction of specified criteria. As of December 31, 2011, the interest rate applicable to borrowings outstanding under the A/R Facility, which includes items (1) and (2) above, was 1.77%.

Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of December 31, 2011, our compensating cash balance was $185.4 million.

The borrowings drawn by our foreign subsidiaries from local banks are limited in the aggregate by certain covenants contained within the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in the aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement.

Interest Rate Swap Arrangements

Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007, and mature on December 31, 2012, for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 million (the “USD Swap”) and €300.0 million (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 million through December 29, 2011, and carries a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 31, 2012. The notional value of the Euro Swap declines over its term in annual decrements of €20.0 million through December 29, 2011, and carries a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 31, 2012. Under the USD Swap and Euro Swap, the Company receives monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and pays monthly interest at a fixed rate of 5.40% and 4.55%, respectively.

As of December 31, 2011, our interest rate swap arrangements effectively convert $160.0 million of variable rate U.S. dollar-denominated debt and €110.0 million ($142.3 million on a U.S. dollar equivalent basis as of December 31, 2011) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap arrangements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap arrangements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.

The aggregate fair value of the interest rate swaps as of December 31, 2011, was a liability of $12.3 million and is reflected in accrued expenses. During the years ended December 31, 2011 and 2010, we recognized non-cash net unrealized gains on our swaps of $22.9 million and $14.6 million, respectively, as a component of interest expense. See Note 13 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a further discussion of our interest rate swap arrangements.

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

Goodwill and Intangible Assets

We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2011. We believe that accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life, to apply the impairment testing model and, when necessary, to determine various related fair value measurements.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the Merger and acquisitions subsequent to the Merger. Our amortizable intangible assets primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames and are not amortized.

We reevaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.

Goodwill and other indefinite-lived intangible assets are not amortized and are tested annually for impairment or between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists.

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

Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1 of each year. The goodwill impairment analysis consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. First, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If we determine that this is the case, or if we elect not to perform a qualitative assessment, we then perform a two-step quantitative analysis. The first step of the quantitative analysis (“Step 1”) involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step of the quantitative analysis (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.

The fair value of our indefinite-lived intangible assets was determined using a discounted cash flow approach which incorporates an estimated royalty rate and discount rate (among other estimates) applicable to trademarks and tradenames.

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We select an acquisition control premium by referring to historical control premiums observed in the marketplace. We believe the estimates and assumptions used in the valuation methods are reasonable.

The carrying value of goodwill and intangible assets as of December 31, 2011, was $1,007.4 million and $1,073.6 million, respectively, for North American Lab, $787.7 million and $624.3 million, respectively, for European Lab and $0.0 million and $117.3 million, respectively, for Science Education.

Should our planned revenue or cash flow growth or market conditions be adversely affected due to, among other things, ongoing or worsening recessionary or other macroeconomic pressures; or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions; impairment charges against goodwill and intangible assets may be required. Since we recognized impairments on our indefinite-lived intangible assets at each of our reporting units in 2008 and again in 2010 and 2011 for our Science Education reporting unit, we will likely incur additional impairment charges if we experience any decrease in the fair value of these assets going forward.

See Notes 6 and 13 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our impairment assessments and associated fair value measurements.

Interest Rate Swap Valuation

We determine the fair value of all of our interest rate swaps using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap valuation measurements within Level 2 of the valuation hierarchy. We consider our interest rate swap valuations to be a critical accounting policy as we do not apply hedge accounting and therefore changes in fair value are recognized as a component of income or loss each period. We had no other material financial assets or liabilities carried at fair value and measured on a recurring basis as of December 31, 2011.

As of December 31, 2011, the incorporation of credit spreads into our discounted cash flow model had the effect of lowering the fair value (liability) of our interest rate swap arrangements by $0.3 million. As of December 31, 2011, a 100 basis point (or 1%) improvement (deterioration) in our own credit spread would have had the impact of increasing (decreasing) our liability for interest rate swaps by approximately $0.1 million. As of December 31, 2011, counterparty credit spread did not have a material impact on the fair value of our interest rate swaps. See Note 13 included in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our interest rate swaps.

Accounts Receivable and Reserves

The carrying amount of trade accounts receivable includes a reserve representing our estimate of the amounts that will not be collected for losses due to uncollectibility and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. During 2011, bad debt expense was $3.3 million.

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

Rebates from Suppliers

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

Agreements with Customers

We have agreements with several of our customers, which contain provisions related to pricing, volume purchase incentives and other contractual provisions. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded against net sales.

Product Liability

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

Pension Plans

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

Estimates and Other Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions increase the uncertainty inherent in such estimates and assumptions. We adjust such estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

New Accounting Standards

See Note 3 in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a complete description of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our Senior Secured Credit Facility and our A/R Facility contain variable interest rates which expose the Company to fluctuating rates of interest. In order to partially mitigate such potential variations in interest rates, the Company has entered into certain interest rate swaps. As of December 31, 2011, our two interest rate swaps effectively convert $160.0 million of variable rate U.S. dollar-denominated debt and €110.0 million ($142.3 million on a U.S. dollar equivalent basis) of variable rate Euro-denominated debt to fixed rates of interest. Our interest rates swaps mature on December 31, 2012. As of December 31, 2011, a 100 basis point (or 1%) change in the variable rates for the Senior Secured Credit Facility and the A/R Facility would, on an annualized basis, impact interest expense by approximately $11.7 million on a pre-tax basis and inclusive of our interest rate swaps. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K for more information on our variable rate debt and our interest rate swap arrangements.

Foreign Currency Exchange Rate Risk

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our reported operating income for the year ended December 31, 2011 by approximately $8.2 million on a pre-tax basis. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. These activities have not been material to our consolidated financial statements. Due to volatility in global capital and credit markets, our availability to enter into new derivative financial instruments has been limited and may continue to be limited; consequently, our future results of operations may be subject to increased variability. See Note 13 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our hedging programs.

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. A 10% change in foreign currency exchange rates associated with foreign-denominated debt outstanding as of December 31, 2011 would have impacted our reported exchange gains or losses for the year ended December 31, 2011, by approximately $80.6 million on a pre-tax basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$164.6	$142.1
Compensating cash balance	185.4	85.4
Trade accounts receivable, less reserves of $10.5 and 9.1, respectively	556.2	512.0
Other receivables	54.5	45.2
Inventories	310.6	293.0
Other current assets	30.4	28.4

Total current assets	1,301.7	1,106.1
Property and equipment, net	210.0	194.2
Goodwill	1,795.1	1,757.1
Other intangible assets, net	1,815.2	1,858.2
Deferred income taxes	10.3	9.8
Other assets	57.4	76.0

Total assets	$5,189.7	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$214.5	$117.4
Accounts payable	426.1	406.0
Accrued expenses	252.6	206.5

Total current liabilities	893.2	729.9
Long-term debt and capital lease obligations	2,694.2	2,640.3
Other long-term liabilities	129.0	137.2
Deferred income taxes	458.6	478.8

Total liabilities	4,175.0	3,986.2
Redeemable equity units	53.9	50.0
Commitments and contingences (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,359.5	1,361.2
Accumulated deficit	(318.5)	(376.2)
Accumulated other comprehensive loss	(80.2)	(19.8)

Total stockholders’ equity	960.8	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$5,189.7	$5,001.4

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net sales	$4,161.1	$3,638.7	$3,561.2
Cost of goods sold	2,981.6	2,599.8	2,545.6

Gross profit	1,179.5	1,038.9	1,015.6
Selling, general and administrative expenses	910.3	805.4	806.8
Impairments of goodwill and intangible assets	3.3	48.1	—

Operating income	265.9	185.4	208.8
Interest income	2.8	1.9	2.3
Interest expense	(202.4)	(204.6)	(226.8)
Other income (expense), net	21.8	66.8	(23.9)

Income (loss) before income taxes	88.1	49.5	(39.6)
Income tax (provision) benefit	(30.4)	(28.0)	25.5

Net income (loss)	$57.7	$21.5	$(14.1)

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

(In millions, except share data)

For the Years Ended December 31, 2011, 2010 and 2009

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance at January 1, 2009	1,000	$—	$1,360.4	$(383.6)	$31.6	$1,008.4
Capital contributions from parent	—	—	1.4	—	—	1.4
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassifications of redeemable equity units	—	—	(3.5)	—	—	(3.5)
Comprehensive (loss) income:
Net loss	—	—	—	(14.1)	—	(14.1)
Other comprehensive income	—	—	—	—	47.0	47.0

Total comprehensive income						32.9

Balance at December 31, 2009	1,000	—	1,361.7	(397.7)	78.6	1,042.6
Capital contributions from parent	—	—	1.7	—	—	1.7
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassifications of redeemable equity units	—	—	(5.6)	—	—	(5.6)
Comprehensive income (loss):
Net income	—	—	—	21.5	—	21.5
Other comprehensive loss	—	—	—	—	(98.4)	(98.4)

Total comprehensive loss						(76.9)

Balance at December 31, 2010	1,000	—	1,361.2	(376.2)	(19.8)	965.2
Capital contributions from parent	—	—	2.8	—	—	2.8
Share-based compensation expense associated with our parent company equity plan	—	—	2.3	—	—	2.3
Reclassifications of redeemable equity units	—	—	(6.8)	—	—	(6.8)
Comprehensive income (loss):
Net income	—	—	—	57.7	—	57.7
Other comprehensive loss	—	—	—	—	(60.4)	(60.4)

Total comprehensive loss						(2.7)

Balance at December 31, 2011	1,000	$—	$1,359.5	$(318.5)	$(80.2)	$960.8

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$57.7	$21.5	$(14.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120.9	116.5	116.6
Net unrealized translation (gain) loss	(22.7)	(65.1)	26.5
Net unrealized gain on interest rate swaps	(22.9)	(14.6)	(0.1)
Impairments of goodwill and intangible assets	3.3	48.1	—
Non-cash payment-in-kind interest accretion	—	3.0	43.0
Share-based compensation expense	2.3	3.4	3.4
Amortization of debt issuance costs	9.6	9.6	9.6
Deferred income tax (benefit) provision	(15.3)	1.2	(58.4)
Other, net	6.0	7.0	7.4
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(23.3)	(49.9)	12.2
Inventories	6.9	(34.2)	30.2
Other current and non-current assets	(15.0)	(20.2)	(4.3)
Accounts payable	(9.2)	41.0	18.1
Accrued expenses and other liabilities	41.0	55.0	(21.1)

Net cash provided by operating activities	139.3	122.3	169.0

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(168.5)	(32.8)	(17.9)
Capital expenditures	(42.5)	(41.6)	(23.9)
Proceeds from sales of property and equipment	1.8	—	3.7

Net cash used in investing activities	(209.2)	(74.4)	(38.1)

Cash flows from financing activities:
Proceeds from debt	545.1	115.0	268.3
Repayment of debt	(460.8)	(138.2)	(309.8)
Net change in bank overdrafts	105.4	(18.9)	(0.1)
Net change in compensating cash balance	(100.0)	19.6	(4.3)
Proceeds from equity incentive plans	2.8	1.7	1.4
Debt issuance costs	(0.9)	—	—
Repurchase of redeemable equity units	(1.3)	(1.5)	(6.6)

Net cash provided by (used in) financing activities	90.3	(22.3)	(51.1)

Effect of exchange rate changes on cash	2.1	(7.9)	2.6

Net increase in cash and cash equivalents	22.5	17.7	82.4
Cash and cash equivalents beginning of period	142.1	124.4	42.0

Cash and cash equivalents end of period	$164.6	$142.1	$124.4

Supplemental disclosures of cash flow information:
Cash paid for interest	$207.6	$167.2	$200.7
Cash paid for income taxes, net	26.8	24.1	32.7

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In millions, except share data)

(1) Background and Nature of Operations

VWR Funding, Inc. (the “Company,” “we,” “us,” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

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

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets (Note 6), the fair value of our financial instruments (Note 13), the need for valuation allowances on deferred taxes (Note 10) and the discount rates and expected return on plan assets (Note 11), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions increase the uncertainty inherent in such estimates and assumptions. We adjust such estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(c) Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues, expenses, income and losses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations, except for gains and losses associated with the purchase of inventories and related derivative financial instruments, which are reported in cost of goods sold within our statements of operations (see Note 13(c)).

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as a foreign currency exchange gain or loss each period. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2011 would have impacted our reported exchange gains or losses for the year ended December 31, 2011, by approximately $80.6 on a pre-tax basis.

Foreign currency exchange gains and losses included in other income (expense), net were as follows:

	Year Ended December 31,
	2011	2010	2009
Exchange gains (losses), net	$21.8	$66.8	$(23.9)

During the years ended December 31, 2011, 2010 and 2009, we recorded foreign currency exchange gains (losses) based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the Euro against the British pound sterling during such time periods. Our net exchange gains were substantially related to unrealized gains due to the weakening of the Euro against the U.S. dollar. Our net exchange losses were substantially related to unrealized losses due to the strengthening of the Euro against the U.S. dollar.

(d) Cash, Cash Equivalents and Compensating Cash Balance

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less, primarily consisting of Euro-denominated overnight deposits and investments in money market funds.

Our global cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances. However, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we classify a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our global cash pooling arrangement, as a compensating cash balance separate from cash and cash equivalents. Due to the nature of these bank overdraft positions, amounts have been classified within current portion of debt as of each period end.

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

Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2011 or 2010.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(f) Inventories

Inventories, consisting primarily of products held for sale, are valued at the lower of cost or market, cost being primarily determined by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We periodically review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. The table below shows the percentage of inventories determined using the LIFO method and the amount by which the LIFO cost is less than the current cost for each period.

	December 31,
	2011	2010
Percent using LIFO method	47%	54%
Amount less than current cost	$15.8	$11.4

(g) Property and Equipment

Property and equipment are recorded at cost. Property and equipment held under capital leases are recorded at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 15 years for equipment and computer software. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.

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

(i) Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the Merger and acquisitions subsequent to the Merger. Our amortizable intangible assets primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames and are not amortized.

We reevaluate the estimated useful lives of our intangible assets annually. We determined that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.

Goodwill and other indefinite-lived intangible assets are not amortized and are tested annually for impairment or between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Amortizable intangible assets are reviewed for impairment whenever indication of potential impairment exists.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our business segments and we have elected to perform our annual impairment testing on October 1 of each year. The goodwill impairment analysis consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. First, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If we determine that this is the case, or if we elect not to perform a qualitative assessment, we then perform a two-step quantitative analysis. The first step of the quantitative analysis (“Step 1”) involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step of the quantitative analysis (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.

Impairment losses associated with goodwill and intangible assets were recognized in 2011 and 2010. No impairment losses were recognized during 2009. See Note 6.

(j) Advertising

We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2011 and 2010, were $6.3 and $5.4, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods.

	Year Ended December 31,
	2011	2010	2009
Advertising expense	$23.5	$21.8	$21.8

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

(n) Pensions and Other Postretirement Plans

We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and healthcare. Benefits are accrued over the employees’ service periods. The Company is required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets are not recognized in earnings as they occur but, rather, systematically over subsequent periods. See Note 11.

(o) Share-Based Compensation

The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. Share-based compensation expense that has been included in selling, general and administrative (“SG&A”) expenses amounted to $2.3, $3.4 and $3.4 for the years ended December 31, 2011, 2010 and 2009, respectively.

(p) Financial Instruments and Derivatives

All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. Cash flows from derivatives that are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Cash flows from our interest rate swap arrangements are classified in the statement of cash flows within operating activities consistent with the classification of interest. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

(q) Reclassifications

Certain amounts from prior periods presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(3) New Accounting Standards

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance regarding how entities test goodwill for impairment. Under the amended guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative-based impairment test is not required. The new guidance became effective for tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the new guidance during the fourth quarter of 2011 in connection with our annual goodwill impairment test. However, we elected to bypass the qualitative assessment option and performed the quantitative-based tests for impairment of our reporting units.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Disclosures About an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB updated its guidance to require an entity to provide additional disclosures about its participation in multiemployer pension or other postretirement benefit plans. The amendments in this update became effective for the Company with the annual reporting period ended December 31, 2011. We participate in one multiemployer pension plan and determined that our participation in this plan was immaterial. Accordingly, our adoption of this guidance did not have any impact on our disclosures.

Presentation of Comprehensive Income

In two separate updates issued in June and December of 2011, the FASB updated its guidance regarding the presentation of comprehensive income. The updated guidance will require presentation of net income, items of other comprehensive income and total comprehensive income either in one continuous statement or two separate but consecutive statements. Presentation of comprehensive income in the statement of stockholders’ equity will no longer be permitted. These updates will become effective for the Company for interim and annual periods beginning in 2012, with early adoption permitted. We are continuing to evaluate the manner in which we will implement this guidance and expect to adopt the new guidance in the first quarter of 2012.

The guidance in the June 2011 update also required presentation of the effects of certain reclassifications on the components of net income and other comprehensive income in the financial statement in which these components are presented. However, the update issued in December 2011 deferred this requirement pending additional deliberations by the FASB.

(4) Goodwill and Other Intangible Assets

The following table reflects changes in the carrying value of goodwill by segment:

	North American Lab	European Lab	Science Education	Total
Balance at January 1, 2010:
Goodwill	$1,025.4	$866.6	$99.5	$1,991.5
Accumulated impairment losses	(95.5)	—	(63.0)	(158.5)

	929.9	866.6	36.5	1,833.0
Acquisitions (Note 5)	13.3	1.6	—	14.9
Goodwill impairment charges (Note 6)	—	—	(36.8)	(36.8)
Currency translation changes	4.3	(60.8)	—	(56.5)
Other	1.2	1.0	0.3	2.5

Balance at December 31, 2010:
Goodwill	1,044.2	808.4	99.8	1,952.4
Accumulated impairment losses	(95.5)	—	(99.8)	(195.3)

	948.7	808.4	—	1,757.1
Acquisitions (Note 5)	63.0	6.6	—	69.6
Currency translation changes	(4.3)	(27.1)	—	(31.4)
Other	—	(0.2)	—	(0.2)

Balance at December 31, 2011:
Goodwill	1,102.9	787.7	99.8	1,990.4
Accumulated impairment losses	(95.5)	—	(99.8)	(195.3)

	$1,007.4	$787.7	$—	$1,795.1

Other adjustments for 2010 primarily represent inconsequential corrections of errors related to various consolidation adjustments associated with and for periods prior to the Merger. Management believes that the corrections are inconsequential to any previously reported annual or interim consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Other intangible assets for each of the reporting periods is shown in the table below:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$813.2	$173.9	$639.3	$765.8	$132.3	$633.5
European Lab	469.0	107.3	361.7	478.2	84.7	393.5
Science Education	131.0	29.5	101.5	131.2	23.1	108.1
Chemical supply agreement	51.7	33.2	18.5	53.4	26.7	26.7
Other	27.9	10.5	17.4	16.6	9.1	7.5

Total amortizable intangible assets	1,492.8	354.4	1,138.4	1,445.2	275.9	1,169.3
Indefinite-lived intangible assets:
Trademarks and tradenames	676.8	—	676.8	688.9	—	688.9

Total intangible assets	$2,169.6	$354.4	$1,815.2	$2,134.1	$275.9	$1,858.2

During the years ended December 31, 2011, 2010 and 2009, we recognized customer relationships and other amortizable intangible assets associated with acquisitions of $69.3, $12.6 and $12.8, respectively (Note 5). During the year ended December 31, 2011, we recognized an impairment of $3.3 related to the indefinite-lived trademarks and tradenames of our Science Education reporting unit (Note 6).

As of December 31, 2011, the weighted average amortization periods for customer relationships in North American Lab, European Lab, and Science Education were 19.1 years, 19.4 years and 20.0 years, respectively. The weighted average amortization periods for the chemical supply agreement, other amortizable intangible assets and total amortizable intangible assets were 7.0 years, 8.5 years and 18.9 years, respectively.

The following table shows amortization expense for each of the reporting periods:

	Year Ended December 31,
	2011	2010	2009
Amortization expense	$88.6	$81.6	$81.6

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year ending December 31,
2012	$87.8
2013	85.4
2014	80.5
2015	76.7
2016	75.8
Thereafter	732.2

$1,138.4

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(5) Acquisitions

Our results of operations for the years ended December 31, 2011, 2010, and 2009 include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below:

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

The aggregate consideration for the Acquisitions of approximately $222.8 was primarily funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. In the aggregate, the assets acquired and liabilities assumed in the Acquisitions were comprised of $39.0 of net tangible assets, $94.7 of intangible assets and a residual amount of $89.1 allocated to goodwill. The purchase price allocations for the acquisitions completed in 2011 are preliminary and may be adjusted subsequently.

The results of ANZ Lab, AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment; the results of OneMed, Labart, Alfalab, Trenka and PBI have been included in our European Lab segment; and the results of XGeek have been included in our Science Education segment, each from their respective dates of acquisition.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2010:

	Year Ended December 31,
	2011	2010
Net sales	$4,249.2	$3,881.9
Income before income taxes	92.1	62.0

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2010, or of the future results of operations of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(6) Impairments of Goodwill and Intangible Assets

We carry significant amounts of goodwill and intangible assets, including indefinite-lived intangible assets, on our balance sheet, as a result of the Merger and acquisitions subsequent to the Merger. These assets are evaluated periodically for impairment as described in Note 2(i).

(a) North American Lab and European Lab Reporting Units

We performed annual impairment assessments of our indefinite-lived intangible assets and goodwill as of October 1, 2011, 2010 and 2009. At each of those dates, we determined that there was no measured impairment of our North American Lab and European Lab indefinite-lived intangible assets, and in connection with our impairment assessments of goodwill, that the estimated fair values of our North American Lab and European Lab reporting units exceeded their respective carrying values. Accordingly, no impairment charges were recognized.

For our annual assessment of indefinite-lived intangible assets at October 1, 2011, the amount by which their estimated fair value exceeded their carrying value was approximately $75 for our North American Lab indefinite-lived intangible assets and approximately $110 for our European Lab indefinite-lived intangible assets. For our annual assessment of goodwill at October 1, 2011, the amount by which its estimated fair value exceeded its carrying value was approximately $385 in our North American Lab reporting unit and approximately $785 in our European Lab reporting unit.

In December 2009, the German appellate court ruled on our and Merck KGaA’s appeal of the German Federal Cartel Office’s order relating to our exclusive European Distribution Agreement, which had the potential to negatively affect our operations in Germany (see Note 15). Consequently, we tested the recoverability of our chemical supply agreement intangible asset, relating to the entire geographic scope of the European Distribution Agreement, as of December 31, 2009 (see Note 4). There was no impairment recognized as the carrying value of the chemical supply agreement did not exceed its estimated undiscounted future cash flows.

(b) Science Education Reporting Unit

We observed declines in the operating results of our Science Education reporting unit during each of the seasonally-significant third calendar quarters of 2011, 2010 and 2009. The operating results of this reporting unit continue to be negatively impacted by unfavorable industry conditions and a highly competitive environment, as U.S. school districts continue to face unprecedented budget shortfalls and funding pressures. Industry conditions have also created increased pricing pressure as competitors seek to restore volume. These developments led us to reduce forecasted sales and profitability. Accordingly, we performed interim impairment assessments of Science Education’s intangible and other long-lived assets as of September 30, 2011, 2010 and 2009.

We evaluated indefinite-lived intangible assets for impairment prior to testing amortizable intangible assets, other long-lived assets, and goodwill. At September 30, 2011 and 2010, the carrying values of Science Education’s indefinite-lived intangible assets, which consist of trademarks and tradenames, were $18.7 and $30.0, respectively, which exceeded their estimated fair values of $15.4 and $18.7, respectively. As a result, we recognized pre-tax impairment charges of $3.3 and $11.3 during the years ended December 31, 2011 and 2010, respectively. We determined that there was no measured impairment of indefinite-lived intangible assets as of September 30, 2009. Any further decrease in the fair value of Science Education’s trademarks and tradenames would result in additional impairment charges in the future.

We evaluated the recoverability of Science Education’s amortizable intangible assets and other long-lived assets at September 30, 2011, 2010 and 2009 by comparing the carrying value of the Science Education asset group to the estimated undiscounted future cash flows expected to be generated by those assets. We determined at each testing date that the carrying value of the Science Education asset group did not exceed its estimated undiscounted future cash flows. Therefore no impairment was measured or recognized.

We evaluated goodwill for impairment as of September 30, 2010 and 2009, using a two-step assessment. At September 30, 2010, goodwill had a carrying value of $36.8. In Step 1, the carrying value of the Science Education reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, our calculation revealed the implied fair value of Science Education’s goodwill was de minimis and, accordingly, we recognized an impairment of the entire $36.8 carrying value of goodwill as of September 30, 2010. At September 30, 2009, our evaluation of reporting unit goodwill revealed a failure of Step 1. However, our Step 2 measurement of the implied fair value of goodwill exceeded the carrying value of goodwill, primarily as a result of a decrease in the estimated fair value of amortizable intangible assets. Accordingly, we did not recognize any goodwill impairment as of September 30, 2009. At September 30, 2011, the goodwill of the Science Education reporting unit had been fully impaired and no impairment testing was necessary.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(c) Other

In connection with the aforementioned interim and annual impairment tests of each reporting unit, we reaffirmed that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.

Should our planned revenue, cash flow growth, or market conditions be adversely affected due to, among other things, negative macroeconomic or industry-specific factors, or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions, additional impairment charges against goodwill and intangible assets may be required. See Note 13(e) for further discussion of the non-recurring fair value measurements made in connection with our impairment testing of goodwill and other intangible assets.

(7) Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below:

	December 31,
	2011	2010
Land	$15.7	$18.4
Buildings and improvements	118.3	116.2
Equipment and computer software	172.3	152.9
Capital additions in process	27.6	9.4

	333.9	296.9
Less accumulated depreciation	(123.9)	(102.7)

Property and equipment, net	$210.0	$194.2

Depreciation expense, including amortization of assets recorded under capital leases, for each of the reporting periods is shown in the table below:

	Year Ended December 31,
	2011	2010	2009
Depreciation expense	$32.3	$34.9	$35.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(8) Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below:

	December 31,
	2011	2010
Other accrued expenses	$72.5	$70.4
Employee-related accruals	75.0	61.1
Accrued interest	38.4	33.9
Income taxes payable	20.5	11.8
Non-income taxes payable	19.9	18.7
Interest rate swap arrangements	12.3	—
Deferred income taxes	8.0	8.6
Cost reduction-related accruals	6.0	2.0

	$252.6	$206.5

The Company has undertaken cost reduction initiatives at acquired businesses, and from time to time, outside the context of an acquisition. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statements of operations during the years ended December 31, 2011, 2010 and 2009 were $5.9, $3.1 and $11.4, respectively. As of December 31, 2011 and 2010, $6.0 and $2.0, respectively, of our aggregate liabilities were included in accrued expenses and $5.5 and $5.9, respectively, were included in other long-term liabilities.

(9) Debt

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed in part by the issuance of senior secured term loan borrowings under a senior secured credit facility of $615.0 and €600.0 (the “Senior Secured Credit Facility”), $675.0 aggregate principal amount of 10.25% unsecured senior notes due 2015 (the “Senior Notes”) and the issuance of $353.3 and €125.0 aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”). Borrowings under these instruments, together with a three-year accounts receivable securitization facility that we entered into during 2011 (the “A/R Facility”), our compensating cash balance, capital lease obligations and $1.0 of 8% unsecured senior subordinated notes due 2014 that existed prior to the Merger (“Predecessor Senior Subordinated Notes”) comprised the majority of our outstanding debt obligations as of December 31, 2011.

The following is a summary of our debt obligations as of each period end:

	December 31,
	2011	2010
Senior Secured Credit Facility	$1,367.7	$1,410.0
Senior Notes	713.0	713.0
Senior Subordinated Notes	522.9	528.2
A/R Facility	101.0	—
Compensating cash balance	185.4	85.4
Capital leases	17.2	19.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	0.5	0.9

Total debt	2,908.7	2,757.7
Less current portion	(214.5)	(117.4)

Total long term-portion	$2,694.2	$2,640.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The following table summarizes the principal maturities of our debt as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Senior Secured Credit Facility — term loans	$13.9	$13.9	$1,328.7	$—	$—	$—	$1,356.5
Senior Secured Credit Facility — revolving facility	11.2	—	—	—	—	—	11.2
Senior Notes	—	—	—	713.0	—	—	713.0
Senior Subordinated Notes	—	—	—	—	—	522.9	522.9
A/R Facility	—	—	101.0	—	—	—	101.0
Compensating cash balance	185.4	—	—	—	—	—	185.4
Capital leases	3.5	3.1	2.9	2.3	1.4	4.0	17.2
Predecessor Senior Subordinated Notes	—	—	1.0	—	—	—	1.0
Other debt	0.5	—	—	—	—	—	0.5

Total debt	$214.5	$17.0	$1,433.6	$715.3	$1.4	$526.9	$2,908.7

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €585.0 ($756.9 on a U.S. dollar equivalent basis as of December 31, 2011), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $599.6 and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 and letters of credit of up to $70.0). The multi-currency revolving loan facility permits one or more of our foreign subsidiaries to become foreign borrowers under such facility upon the satisfaction of certain conditions.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The total amount outstanding under any incremental new tranches of term loans or incremental new revolving credit commitments may not exceed in aggregate the lesser of (1) $300.0 or (2) an amount that would cause the Company not to be in compliance with certain covenants contained in the indentures governing the Senior Notes and Senior Subordinated Notes, which restrict the aggregate amount of borrowings under the Senior Secured Credit Facility, the A/R Facility and certain other types of senior secured indebtedness to $1,815.0 if the Company’s fixed charge ratio is less than 2.0:1.0.

As of December 31, 2011, an aggregate U.S. dollar equivalent of $11.2 was outstanding under the multi-currency revolving loan facility, consisting of revolving loans denominated in British pounds sterling of £7.2 ($11.2 on a U.S. dollar equivalent basis as of December 31, 2011). In addition, we had $13.0 of undrawn letters of credit outstanding. As of December 31, 2011, we had $225.8 of available borrowing capacity under the multi-currency revolving loan facility.

Maturity; Prepayments

The term loans will mature on June 30, 2014, and the multi-currency revolving loan facility will mature on June 30, 2013. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly amortization payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final amortization payments due at maturity. Based on an excess cash flow calculation required by the Senior Secured Credit Facility for the year ended December 31, 2009, the Company made a principal repayment of $20.9 on the outstanding term loans in March 2010. The excess cash flow payment was applied against the Company’s scheduled installments of principal due in respect of the term loans in 2010 and part of 2011.

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

As of December 31, 2011, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.80% and 3.58%, respectively, which include a variable margin of 2.50%, and amounts drawn under the multi-currency revolving loan facility bear a weighted average interest rate of 2.99%. See Note 13(c) for related interest rate swap arrangements.

Fees

The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) a commitment fee equal to 0.50% per year on the unused portion of the multi-currency revolving loan facility (subject to two step downs if certain net leverage ratios are met), and (2) letter of credit fees consisting of a participation fee (equal to the then applicable Euro dollar variable margin on the multi-currency revolving loan facility times any outstanding letters of credit), a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and administrative fees.

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments.

As of December 31, 2011, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

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

Maturity; Interest Payments

The Senior Notes, which amount to $713.0 as of December 31, 2011, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year, on each January 15 and July 15, at a rate of 10.25% per annum.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 ($164.2 on a U.S. dollar equivalent basis as of December 31, 2011) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

In prior periods, the Company could elect to satisfy a portion of its interest obligations under the Senior Notes and the Senior Subordinated Notes by increasing their principal amount instead of paying cash. During the year ended December 31, 2010, the Company elected to increase the principal amount of the Senior Notes by $38.0 instead of paying cash interest. During the year ended December 31, 2009, the Company elected to increase the principal amount of the Senior Subordinated Notes by $8.0 instead of paying cash interest. All such elections have since expired, and interest is payable in cash.

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

Redemption

The Company was able to redeem some or all of the Senior Notes at any time prior to July 15, 2011 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a declining “make whole” premium. Before July 15, 2011, the Company was able to redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price equal to 110.250% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of certain equity offerings. Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at declining redemption prices that start at 105.125% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after July 15, 2013. The Company is required to offer to purchase the Senior Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

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

The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% and by an additional 0.25% for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum. If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2011, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore we did not record a contingent liability.

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

As of December 31, 2011, the Company was in compliance with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

(c) A/R Facility

On November 4, 2011, we entered into the A/R Facility which provides for funding in an aggregate principal amount not to exceed $200.0. The A/R Facility will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC, VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions (the “A/R Purchasers”) in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of December 31, 2011, $101.0 was outstanding under the A/R Facility, and we had $45.6 of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible trade accounts receivable.

Interest and Fees

The A/R Facility bears monthly interest and fees consisting of (1) interest at variable rates based on the A/R Purchasers’ sources of funding for the period, generally commensurate with prevailing market rates for short-term commercial paper, U.S. Libor plus any applicable margin, or the U.S. Prime rate plus any applicable margin, (2) an annual program fee of 1.50% on average outstanding borrowings for the period, (3) a commitment fee on the unused portion of the A/R Facility equal to either (a) 0.60% if outstanding borrowings are less than 50% of the maximum availability, or (b) 0.35%, and (4) letter of credit fees totaling 1.55% on any outstanding letters of credit. In future periods, certain of these fees may be reduced based on satisfaction of specified criteria. As of December 31, 2011, the interest rate applicable to borrowings outstanding under the A/R Facility, which includes items (1) and (2) above, was 1.77%.

Covenants

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary.

As of December 31, 2011, the Company was in compliance with the covenants under the A/R Facility.

(d) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of December 31, 2011, our compensating cash balance was $185.4.

The borrowings drawn by our foreign subsidiaries from local banks are limited in the aggregate by certain covenants contained within the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our global cash pooling arrangement are limited in the aggregate by the amount of compensating cash balances supporting the global cash pooling arrangement.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(e) Other

During the year ended December 31, 2010, we recognized aggregate capital lease obligations related to a facility in Singapore of approximately $2.2 with a corresponding non-cash increase to property and equipment, net.

Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2011 and 2010, $1.0 of Predecessor Senior Subordinated Notes remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

(10) Income Taxes

(a) Income Tax (Provision) Benefit

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$(12.1)	$(47.9)	$(119.9)
Foreign	100.2	97.4	80.3

Total income (loss) before income taxes	$88.1	$49.5	$(39.6)

The components of income tax (provision) benefit are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(9.8)	$—	$—
State	(1.5)	(0.3)	(0.3)
Foreign	(34.4)	(26.5)	(32.6)

	(45.7)	(26.8)	(32.9)

Deferred:
Federal	3.0	(4.0)	38.2
State	(3.0)	(2.0)	6.2
Foreign	15.3	4.8	14.0

	15.3	(1.2)	58.4

Total income tax (provision) benefit	$(30.4)	$(28.0)	$25.5

During the years ended December 31, 2011 and 2010, in addition to providing an income tax provision of $30.4 and $28.0, respectively, in our statements of operations, the Company also recorded net deferred tax liabilities through goodwill of $6.5 and $0.2, respectively, and net deferred tax assets through stockholders’ equity of $7.2 and $5.2, respectively. The deferred tax liabilities recorded through goodwill primarily relate to acquired intangible assets. The deferred tax assets recorded through equity primarily relate to our pension plans.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The (provision) benefit for income taxes in the accompanying statements of operations differs from the (provision) benefit calculated by applying the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2011	2010	2009
Statutory tax (provision) benefit	$(30.8)	$(17.3)	$13.9
State income taxes, net of federal benefit	(3.1)	(1.6)	3.7
Change in foreign tax rates	7.0	—	3.5
Foreign rate differential	2.8	4.1	4.2
Asset impairments	—	(8.0)	—
Foreign tax settlement	—	—	3.3
Nondeductible expenses	(1.1)	(1.3)	(1.4)
Change in valuation allowance	(2.1)	(3.5)	(1.8)
Other, net	(3.1)	(0.4)	0.1

Total income tax (provision) benefit	$(30.4)	$(28.0)	$25.5

The tax provision recognized in 2011 is comprised of tax expense on foreign operating profits and changes in uncertain tax positions, partially offset by a tax benefit from domestic operating losses and a favorable reduction of foreign deferred tax liabilities due to a change in the effective foreign rates. Other, net includes a $2.6 million provision related to changes in uncertain tax positions for 2011.

The tax provision recognized in 2010 is the result of operating profits generated in our foreign operations and net exchange gains (see Note 2(c)) recognized in our domestic operations, partially offset by the tax benefit associated with an impairment of indefinite-lived intangible assets in our Science Education segment (see Note 6(b)). Impairment charges associated with the Company’s goodwill are generally not deductible for tax purposes. Accordingly, our 2010 effective tax provision was negatively impacted.

The tax benefit in 2009 reflects our recognition of a deferred tax benefit on domestic net operating losses, a favorable tax rate reduction in Canada, a favorable foreign rate differential on operating profits in our foreign operations and a favorable settlement of a prior year uncertain tax position.

The change in valuation allowance above for the years ended December 31, 2011 and 2010, excludes valuation allowances recognized with respect to intercompany transactions, foreign taxes and state net operating losses.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(b) Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$266.6	$255.4
Pension and other compensation benefits	14.8	5.5
Derivative financial instruments	5.2	14.1
Foreign tax credit and alternative minimum tax carryforwards	7.9	8.3
Inventory overhead capitalization	2.6	2.9
Accrued expenses	4.6	5.9
Receivables	3.5	3.0
Transaction fees	7.9	8.6

	313.1	303.7
Valuation allowances	(79.7)	(67.5)

Total deferred tax assets, net of valuation allowances	233.4	236.2
Deferred tax liabilities:
Intangible assets	607.2	645.0
Property and equipment	9.9	11.1
Inventory valuation	15.0	15.0
Goodwill amortization	27.1	22.4
Foreign currency translation gain	19.0	9.0
Other	4.5	3.3

Total deferred tax liabilities	682.7	705.8

Net deferred tax liability	$449.3	$469.6

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows:

	December 31,
	2011	2010
Deferred tax asset — current (included in other current assets)	$7.0	$8.0
Deferred tax asset — noncurrent	10.3	9.8
Deferred tax liability — current (included in accrued expenses)	(8.0)	(8.6)
Deferred tax liability — noncurrent	(458.6)	(478.8)

Net deferred tax liability	$(449.3)	$(469.6)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2011, the Company had valuation allowances of $79.7 associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our income tax (provision) benefit.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(c) Uncertain Tax Positions

We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2005. Substantially all U.S. state and local income tax matters have been finalized through 2007. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

As of December 31, 2011 and 2010, the Company had $31.4 and $5.1, respectively, of unrecognized tax benefits, including $0.3 and $0.2, respectively, of accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the net effect would generally be a benefit to the Company’s income tax provision.

The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties:

	Year Ended December 31,
	2011	2010	2009
Balance at January 1	$4.9	$5.0	$8.6
Tax positions related to the current year — additions	14.1	—	—
Tax positions related to prior years — additions	13.6	—	0.3
Tax positions related to prior years — reductions	(1.2)	—	(3.3)
Reductions for settlements with taxing authorities	(0.1)	(0.1)	(0.6)
Reduction as a result of a lapse of statutes of limitations	(0.2)	—	—

Balance at December 31	$31.1	$4.9	$5.0

During the year ended December 31, 2011, our reserve for unrecognized tax benefits increased, primarily as a result of a tax return position that was taken on a tax return. This unrecognized tax benefit was previously recorded as an offset to deferred tax assets. Accordingly, there was no impact to our consolidated income tax provision in 2011 because of this filing position. During the year ended December 31, 2009, a French income tax examination was formally concluded. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing of settlement discussions with tax authorities.

(d) Other Matters

Neither income taxes nor foreign withholding taxes have been provided on $426.0 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2011. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

As of December 31, 2011, the Company has federal net operating loss carryforwards of $500.4 that begin to expire in 2025 and state net operating loss carryforwards of $522.5, with a corresponding state tax benefit of $24.8, that expire at various times through 2031. In addition, the Company has foreign net operating loss carryforwards of $264.1, which predominantly have indefinite expirations. Further, as of December 31, 2011, there are U.S. foreign tax credit carryforwards of $7.3 that will expire at various times through 2021.

The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(11) Benefit Programs

The Company sponsors various retirement plans, and our significant plans are summarized below.

(a) U.S. Defined Benefit Plan

The U.S. defined benefit plan (“U.S. Retirement Plan”) is a funded and tax-qualified defined benefit retirement plan that covers substantially all of the Company’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2011, the U.S. Retirement Plan covered approximately 3,650 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.

The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation — beginning of year	$179.7	$163.9
Service cost	0.7	0.6
Interest cost	9.4	9.3
Actuarial loss	34.1	11.7
Benefits paid	(6.0)	(5.8)

Benefit obligation — end of year	217.9	179.7

Change in plan assets:
Fair value of plan assets — beginning of year	213.8	201.9
Actual gain on plan assets	33.7	17.7
Benefits paid	(6.0)	(5.8)

Fair value of plan assets — end of year	241.5	213.8

Funded status	$23.6	$34.1

Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows:

	December 31,
	2011	2010
Other assets	$23.6	$34.1
Accumulated other comprehensive loss — pre-tax	(18.3)	(31.4)

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension income as of December 31, 2011, relates to an actuarial gain. The accumulated benefit obligation was $217.9 and $179.7 as of December 31, 2011 and 2010, respectively.

Net periodic pension income includes the following components:

	Year Ended December 31,
	2011	2010	2009
Service cost	$0.7	$0.6	$0.4
Interest cost	9.4	9.3	9.2
Expected return on plan assets	(12.2)	(12.0)	(11.7)
Recognized net actuarial gain	(0.4)	(0.6)	(2.2)
Early retirement benefits	—	—	0.6

Net periodic pension income	$(2.5)	$(2.7)	$(3.7)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The following net actuarial losses were included in other comprehensive income or loss:

	Year Ended December 31,
	2011	2010	2009
Net actuarial losses included in other comprehensive income or loss	$(12.7)	$(6.0)	$(20.9)

The net periodic pension income and the projected benefit obligation were based on the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Discount rate for benefit obligation as of year end	4.10%	5.40%	5.75%
Discount rate for net periodic pension income	5.40%	5.75%	6.05% / 5.80%
Expected rate of return on plan assets for net periodic pension income	5.80%	6.03%	6.82% / 5.20%
Assumed annual rate of compensation increase for benefit obligation and net periodic pension income	Not applicable	Not applicable	4.00%

We select our discount rate by comparing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA,” respectively. Based on our review as of December 31, 2011, we selected 4.10% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments.

During the second quarter of 2009, the U.S. Retirement Plan liquidated its former holdings in fixed income funds and invested the proceeds in a diversified fixed income fund which invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors. As a result of this change, the discount rate and expected rate of return on plan assets, each for net periodic pension income from January 1 through June 30, 2009 was 5.80% and 5.20%, respectively, and from July 1 through December 31, 2009, was 6.05% and 6.82%, respectively.

As of December 31, 2011, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing fixed income funds, attempts to hedge the discounted rate used to present value future pension obligations. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds. The fixed income fund investment is managed by a single institution. The fair values of the U.S. Retirement Plan’s assets as of December 31, 2011 and 2010, by asset class were as follows (see Note 13 for more discussion on fair value measurements):

	December 31, 2011				December 31, 2010
Asset Class	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5.2	$—	$5.2	$—	$12.1	$—	$12.1	$—
Fixed income fund	193.0	—	193.0	—	201.7	—	201.7	—
Equity funds	43.3	—	43.3	—	—	—	—	—

Total	$241.5	$—	$241.5	$—	$213.8	$—	$213.8	$—

The Company does not expect to make contributions to the U.S. Retirement Plan in 2012.

The following table summarizes the benefits expected to be paid over each of the next five years and the following five-year period:

Year ending December 31,
2012	$6.7
2013	7.4
2014	8.0
2015	8.6
2016	9.2
2017 – 2021	53.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(b) Other U.S. Benefit Plans

The Company sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan was frozen on May 31, 2005, is unfunded, and covered 15 participants (2 current employees) as of December 31, 2011. In addition, certain employees are covered under union-sponsored, collectively bargained plans, one of which is a multi-employer plan that is not material to the Company. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Defined contribution plans	$8.4	$8.1	$8.8
Union-sponsored plans	0.6	0.6	0.6
Supplemental pension plan	0.4	0.4	0.5
Nonqualified deferred compensation plan	0.2	0.2	0.1

In addition, the Company provides health benefits to certain retirees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation. The annual cost of these plans is not material.

	December 31,
	2011	2010
Postretirement benefit obligations	$2.0	$2.1
Weighted average discount rate	4.10%	5.40%
Healthcare cost trend rate assumed for next year	8.20%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would change our postretirement benefit obligation as of December 31, 2011 by approximately $0.5. The postretirement benefit obligation as of December 31, 2011 includes a reduction of $0.3 related to anticipated savings associated with a federal subsidy.

(c) Non-U.S. Benefit Plans

The Company has defined benefit pension plans at various foreign subsidiaries. Our significant non-U.S. defined benefit plans are in Germany, France, and the UK. Our German subsidiary has an unfunded defined benefit pension plan for current employees and retirees. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has two defined benefit plans. In addition, the Company has several small defined benefit pension plans at other locations. The Company uses a December 31 measurement date for these non-U.S. defined benefit plans.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows:

	Year Ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation — beginning of year	$115.7	$110.4
Service cost	2.3	2.0
Interest cost	6.4	5.7
Plan participants’ contributions	0.3	0.3
Actuarial loss	1.8	7.0
Benefits paid	(3.2)	(3.8)
Currency translation changes	(1.8)	(5.9)

Benefit obligation — end of year	121.5	115.7

Change in plan assets:
Fair value of plan assets — beginning of year	62.6	58.4
Actual (loss) gain on plan assets	(0.2)	7.2
Company contributions	1.0	1.9
Plan participants’ contributions	0.3	0.3
Benefits paid	(2.0)	(2.8)
Currency translation changes	(0.2)	(2.4)

Fair value of plan assets — end of year	61.5	62.6

Funded status	$(60.0)	$(53.1)

Amounts recognized in the consolidated balance sheet were as follows:

	December 31,
	2011	2010
Other assets	$0.4	$0.3
Other long-term liabilities	(60.4)	(53.4)
Accumulated other comprehensive loss — pre-tax	25.0	19.5

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2011 relates to a net actuarial loss. The combined accumulated benefit obligation was $113.2 and $108.1 as of December 31, 2011 and 2010, respectively.

Combined net periodic pension cost includes the following components:

	Year Ended December 31,
	2011	2010	2009
Service cost	$2.2	$2.0	$1.8
Interest cost	6.2	5.7	5.2
Expected return on plan assets	(4.4)	(3.8)	(2.9)
Recognized net actuarial loss	0.7	0.4	—

Net periodic pension cost	$4.7	$4.3	$4.1

The following net actuarial losses were included in other comprehensive income or loss:

	Year Ended December 31,
	2011	2010	2009
Net actuarial loss included in other comprehensive income or loss	$(6.2)	$(3.6)	$(11.4)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Discount rate for benefit obligation as of year end	4.88%	5.21%	5.54%
Discount rate for net periodic pension cost	5.21%	5.54%	5.85%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.83%	6.86%	6.13%
Assumed annual rate of compensation increase for benefit obligation	3.26%	3.53%	3.57%
Assumed annual rate of compensation increase for net periodic pension cost	3.92%	3.59%	3.26%

The French and UK plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 65% equity index funds and 35% debt securities, equally divided between corporate bonds and government securities. The combined fair values of the French and UK plans’ assets as of December 31, 2011 and 2010, by asset class were as follows (see Note 13 for more discussion on fair value measurements):

	December 31, 2011				December 31, 2010
Asset Class	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance contracts	$61.5	$—	$61.5	$—	$62.6	$—	$62.6	$—

Total	$61.5	$—	$61.5	$—	$62.6	$—	$62.6	$—

The Company expects to make contributions to the French and UK plans of approximately $0.9 in 2012.

The following table summarizes the benefits expected to be paid over each of the next five years and the following five-year period:

Year ending December 31,
2012	$3.1
2013	3.1
2014	3.5
2015	3.5
2016	3.6
2017 – 2021	21.4

(d) Other Non-U.S. Postemployment Benefits

Certain of the Company’s European subsidiaries provide postemployment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France, Italy and Belgium. The combined liability recorded for these plans was $6.7 and $4.2 as of December 31, 2011 and 2010, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(12) Share-Based Compensation

(a) Overview

Holdings has established the 2007 Securities Purchase Plan (the “Holdings Equity Plan”) pursuant to which members of management, members of the Board of Directors (“Board Members”) and certain consultants (“Consultants”) may be provided the opportunity to purchase equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), and unvested Class A Common Units (“Founders Units”). The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions.

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2011, the aggregate accrued yield on the outstanding Preferred Units was $604.8, which is recorded at Holdings.

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

(b) Holdings Equity Plan Activity — Management Investors

During the years ended December 31, 2011, 2010 and 2009, certain members of management (“Management Investors”) acquired equity units of Holdings in the aggregate of $2.8, $1.7 and $1.4, respectively. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions. The Founders Units are only available to Management Investors.

The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. The excess was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the excess is recognized as compensation expense over the applicable four-year vesting period. The fair value of equity units issued during the years ended December 31, 2011, 2010 and 2009 was $1.9, $1.1 and $0.1, respectively. During the years ended December 31, 2011, 2010 and 2009, we recognized non-cash compensation expense relating to the Founders Units of $2.3, $3.4 and $3.4, respectively, which is included in SG&A expenses. As of December 31, 2011, there was $2.7 of unamortized compensation related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period (a weighted average period of 1.6 years as of December 31, 2011).

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. The funding to effect repurchases of units from terminated employees with cash is dependent on dividends, payments or other distributions from the Company, through its subsidiaries. During the years ended December 31, 2011, 2010 and 2009, the Company, through its subsidiaries, provided the funding to effect various repurchases of units from terminated employees in accordance with the applicable Management Agreements, and the Company expects to continue to provide the funding to effect future repurchases of units.

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

	Year Ended December 31,
	2011	2010
Balance at January 1	$50.0	$45.8
Reclassifications from permanent equity, net	6.8	5.6
Reclassifications to accrued expenses upon notification of redemption	(2.9)	(1.4)

Balance at December 31	$53.9	$50.0

As of December 31, 2011 and 2010, $1.7 and $0.1, respectively, was included within accrued expenses in the accompanying balance sheets relating to the committed repurchase of units by Holdings.

(13) Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, foreign currency forward contracts, interest rate swaps and investments held by certain pension plans we sponsor.

Our financial instruments, other than our trade accounts receivable and payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements and foreign currency forward contracts, contain off-balance-sheet risk.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable and current portion of debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below. The following table presents information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31,
Description	2011	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(12.3)	$—	$(12.3)	$—
Foreign currency forward contracts	$(2.6)	$—	$(2.6)	$—

	December 31,
Description	2010	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$(35.2)	$—	$(35.2)	$—
Foreign currency forward contracts	$(2.2)	$—	$(2.2)	$—

We determine the fair value of our interest rate swap arrangements using a discounted cash flow model based on the contractual terms of the instrument and using observable inputs such as interest rates, counterparty credit spread and our own credit spread. The discounted cash flow model does not involve significant management judgment and does not incorporate significant unobservable inputs. Accordingly, we classify our interest rate swap valuations within Level 2 of the valuation hierarchy. The fair value of our foreign currency forward contracts was estimated based on period-end spot rates, and we believe such valuations qualify as Level 2 measurements.

(b) Debt Instruments

The table below shows the carrying amounts and estimated fair values of our primary debt instruments:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,367.7	$1,293.8	$1,410.0	$1,344.3
Senior Notes	713.0	736.1	713.0	748.6
Senior Subordinated Notes	522.9	513.6	528.2	554.6

	$2,603.6	$2,543.5	$2,651.2	$2,647.5

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes which we believe qualify as a Level 1 measurement.

(c) Derivative Instruments and Hedging Activities

Interest Rate Swap Arrangements

Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is party to two interest rate swaps that became effective on June 29, 2007, were amended on June 30, 2008 and mature on December 31, 2012, for the purpose of fixing the variable rate of interest on a portion of our outstanding term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carry initial notional principal amounts of $425.0 (the “USD Swap”) and €300.0 (the “Euro Swap”). The notional value of the USD Swap declines over its term in annual decrements of $25.0 through December 29, 2011, and carries a final notional principal amount of $160.0 for the period from December 30, 2011 through December 31, 2012. The notional value of the Euro Swap declines over its term in annual decrements of €20.0 through December 29, 2011, and carries a final notional principal amount of €110.0 for the period from December 30, 2011 through December 31, 2012. Under the USD Swap and Euro Swap, the Company receives monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and pays monthly interest at a fixed rate of 5.40% and 4.55%, respectively.

The fair value of the interest rate swaps as of June 29, 2007 was a liability of $2.1, representing an unrealized loss on derivative transactions, with a corresponding adjustment to accumulated other comprehensive income (loss), which is being amortized to interest expense over the remaining term of the hedged instruments.

The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). Effective June 30, 2008, the Company amended the USD Swap and Euro Swap primarily to secure lower fixed rates of interest. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” Upon entering into the Amended Swaps, the Company discontinued hedge accounting for the original swaps and measured the fair value of the USD Swap and the Euro Swap. As of June 30, 2008, $10.5, representing a net unrealized loss, was included in other comprehensive income (loss). This net unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.

The Amended Swaps were originally designated as cash flow hedges and we discontinued hedge accounting under the Amended USD Swap, effective July 1, 2008, and under the Amended Euro Swap, effective October 1, 2008. The cumulative effective portion of changes in fair value of the Amended Swaps was $3.5, in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss is being reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements. Subsequent to September 30, 2008, changes in the fair value of the Amended Swaps are recognized as a non-cash component of interest expense, but will impact the Company’s operating cash flows when realized.

As of December 31, 2011, our interest rate swap arrangements effectively convert $160.0 of variable rate U.S. dollar-denominated debt and €110.0 ($142.3 on a U.S. dollar equivalent basis as of December 31, 2011) of variable rate Euro-denominated debt to fixed rates of interest. The counterparty to our interest rate swap arrangements is a major financial institution. The Company actively monitors its asset or liability position under the interest rate swap arrangements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.

Foreign Currency Forward Contracts

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $103.0 and $61.3 as of December 31, 2011 and 2010, respectively.

In 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward contracts. These foreign currency forward contracts, designated as cash flow hedges, were settled upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0, net of $3.8 in taxes, to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Tabular Disclosures

The following table reflects the balance sheet classification and fair value of our derivative instruments on a gross basis:

	Liability Derivatives
	December 31,
	2011		2010
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Accrued expenses	$(1.2)	Accrued expenses	$(1.3)
Derivatives not designated as hedging instruments
Interest rate swap arrangements	Accrued expenses	(12.3)	Other long-term liabilities	(35.2)
Foreign currency forward contracts	Accrued expenses	(1.4)	Accrued expenses	(0.9)

Total derivatives		$(14.9)		$(37.4)

The following table reflects the amounts and classifications of gains (losses) recognized for our derivative instruments within our statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
Derivatives in cash flow hedging relationships	2011	2010	2009		2011	2010	2009
Interest rate swap arrangements	$—	$—	$—	Interest expense	$(3.4)	$(4.0)	$(4.2)
Foreign currency forward contracts	—	—	—	Interest expense	(1.6)	(1.2)	(1.2)
Foreign currency forward contracts	(2.5)	(2.5)	(2.6)	Cost of goods sold	(2.6)	(1.4)	2.0
Foreign currency forward contracts	—	—	—	Other income (expense)	—	—	0.7

Total	$(2.5)	$(2.5)	$(2.6)		$(7.6)	$(6.6)	$(2.7)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Earnings
Derivatives not designated as hedging instruments	Recognized in Earnings	2011	2010	2009
Interest rate swap arrangements — realized	Interest expense	$(27.8)	$(31.0)	$(32.2)
Interest rate swap arrangements — unrealized	Interest expense	22.9	14.6	0.1
Foreign currency forward contracts	Other income (expense)	(2.4)	(1.1)	(0.3)

Total		$(7.3)	$(17.5)	$(32.4)

As of December 31, 2011, approximately $3.2 of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

(d) Pension Investments

See Note 11 for a description of the material pension plans that we sponsor, including investment strategies, major classes of plan assets and their respective fair values and classification within the fair value hierarchy (for funded plans) and discussion of concentrations of risk, if any. In determining the funded status of these pension plans, we evaluate the fair value of investments held by each plan. The fair value of pension plan holdings is determined through observing values for underlying investment holdings, either directly or indirectly, through market corroboration.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(e) Non-Recurring Fair Value Measurements

As discussed in Notes 4 and 6, the Company has performed the following non-recurring fair value measurements:

•

On October 1, 2011 and 2010, the Company estimated the fair value of indefinite-lived intangible assets and the fair value of the North American Lab and European Lab reporting units in connection with its annual assessments of impairment;

•

On September 30, 2011 and 2010, the Company estimated the fair value of indefinite-lived intangible assets, and on September 30, 2010, the Company estimated the fair value of the Science Education reporting unit in support of interim assessments of impairment; and

•	On various dates during 2011 and 2010, the Company determined the fair value of acquired intangible assets related to the Acquisitions.

The following table presents the Company’s non-financial assets measured on a non-recurring basis and impairment charges recognized, if applicable:

	Carrying Value		Impairment Charges Year Ended December 31,
	2011	2010	2011	2010
Significant unobservable inputs (Level 3)
Annual assessments of impairment — October 1:
Goodwill:
North American Lab	$1,033.0	$940.5	$—	$—
European Lab	825.3	823.8	—	—
Indefinite-lived intangible assets:
North American Lab	418.8	419.3	—	—
European Lab	252.2	254.9	—	—
Interim assessments of impairment for Science Education — September 30:
Goodwill	not applicable	—	not applicable	36.8
Indefinite-lived intangible assets	15.4	18.7	3.3	11.3
Acquired intangible assets — various dates	68.8	12.7	not applicable	not applicable

			$3.3	$48.1

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We select an acquisition control premium by referring to historical control premiums observed in the marketplace.

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

We believe the estimates and assumptions used in the valuation methods were reasonable.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(14) Comprehensive Income or Loss

Other comprehensive income or loss components include foreign currency translation adjustments, pension and other postretirement benefit plan adjustments and realized and unrealized gains or losses on derivatives. Accumulated other comprehensive loss, net of tax, consists of:

	December 31,
	2011	2010
Foreign currency translation adjustments	$(62.6)	$(12.6)
Realized loss on derivatives, net of taxes of $1.9 and $3.9	(4.3)	(7.3)
Unrealized loss on derivatives, net of taxes of $0.5 and $0.4	(0.9)	(1.0)
Retirement benefit plans, net of taxes of $2.8 and $4.2	(12.4)	1.1

	$(80.2)	$(19.8)

Comprehensive income (loss) is determined as follows:

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$57.7	$21.5	$(14.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(50.0)	(91.1)	68.4
Benefit plan adjustments, net of taxes(1)	(13.8)	(9.7)	(19.6)
Unrealized gain (loss) on derivatives, net of taxes(2)	0.1	(0.8)	(3.7)
Amortization of realized losses on derivatives, net of taxes(3)	3.0	3.2	3.2
Amortization of net actuarial loss (gain), net of tax(4)	0.3	—	(1.3)

Comprehensive (loss) income	$(2.7)	$(76.9)	$32.9

(1)	Benefit plan adjustments are net of taxes of $7.2, $4.9 and $12.4 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Unrealized gain (loss) on derivatives is net of taxes of $0.1, $0.4 and $1.5 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Amortization of realized losses on derivatives is net of taxes of $2.0, $2.0 and $2.2 for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Amortization of net actuarial loss (gain) is net of taxes of $0.2 and $0.9 for the years ended December 31, 2011 and 2009, respectively.

(15) Commitments and Contingencies

(a) Lease Commitments

The Company leases office and warehouse space and computer equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below:

	Year Ended December 31,
	2011	2010	2009
Rental expense	$36.0	$30.8	$34.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Future minimum lease payments as of December 31, 2011, under capital leases and under non-cancelable operating leases having initial lease terms of more than one year are as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2012	$4.5	$31.9
2013	4.1	25.4
2014	3.7	19.8
2015	2.8	16.3
2016	1.8	14.7
Thereafter	4.5	63.1

Total minimum payments	21.4	$171.2

Less amounts representing imputed interest	4.2

Present value of minimum lease payments	$17.2

(b) Contingencies

Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate additional acquisitions that vertically integrate portions of our business. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision, and in December 2011, Merck KGaA’s appeal was denied. At December 31, 2011, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $18.5. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

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

(c) Employment Agreements

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our Chairman, President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our Chairman, President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $12.1 as of December 31, 2011.

(d) Significant Relationship

Merck KGaA and its affiliates are one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term ending April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. See Note 15(b) for a discussion of legal matters relating to the European Distribution Agreement with Merck KGaA.

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

We have begun preliminary negotiations to renew or replace certain of our chemical distribution agreements with Merck KGaA, which are currently set to expire in April 2014. There can be no assurance that we will enter into any new agreements with Merck KGaA or that any new agreements or alternate arrangements would not have an adverse effect on our results of operations or financial condition.

Merck KGaA and its affiliates supplied products accounting for approximately 10%, 11%, and 13% of our consolidated net sales during the years ended December 31, 2011, 2010 and 2009, respectively, representing less than 10% of our North American Lab net sales and 25% or less of our European Lab net sales in each of 2011, 2010 and 2009.

(16) Transactions with Related Parties

As of December 31, 2011, Madison Dearborn and Avista Capital Partners, L.P. (“Avista”), through certain of their investment funds, beneficially own approximately 75% and 8% of our total outstanding common stock, respectively, through their ownership interests in Holdings. The Company is party to a management services agreement with affiliates of Madison Dearborn and Avista (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors.

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

We maintain shared services operations in Coimbatore, India and Mauritius to which we have transferred certain functions from our North American Lab, European Lab and Science Education segments. The costs of operating our shared services operations have been allocated to our business segments based on relative utilization.

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, revenues reported for each operating segment are substantially all from external customers.

	Year Ended December 31,
	2011	2010	2009
Net sales:
North American Lab	$2,377.7	$2,081.0	$2,017.0
European Lab	1,663.4	1,430.0	1,407.2
Science Education	120.0	127.7	137.0

Total	$4,161.1	$3,638.7	$3,561.2

Operating income (loss):
North American Lab	$141.1	$122.3	$113.7
European Lab	141.3	111.7	93.1
Science Education	(16.5)	(48.6)	2.0

Total	$265.9	$185.4	$208.8

Capital expenditures:
North American Lab	$29.4	$32.2	$12.8
European Lab	11.6	7.8	9.9
Science Education	1.5	1.6	1.2

Total	$42.5	$41.6	$23.9

Depreciation and amortization:
North American Lab	$64.7	$63.9	$62.7
European Lab	47.8	44.7	46.4
Science Education	8.4	7.9	7.5

Total	$120.9	$116.5	$116.6

The operating loss of Science Education for the year ended December 31, 2011 includes $3.3 in pre-tax charges relating to an impairment of intangible assets. The operating loss of Science Education for the year ended December 31, 2010 is primarily due to $48.1 in pre-tax charges relating to an impairment of goodwill and intangible assets. See Note 6.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Total assets by segment are as follows:

	December 31,
	2011	2010
North American Lab	$2,826.2	$2,650.2
European Lab	2,184.7	2,172.2
Science Education	178.8	179.0

Total	$5,189.7	$5,001.4

The following is a reconciliation of operating income (loss) by segment to income (loss) before income taxes:

	Year Ended December 31,
	2011	2010	2009
Operating income (loss):
North American Lab	$141.1	$122.3	$113.7
European Lab	141.3	111.7	93.1
Science Education	(16.5)	(48.6)	2.0

Total	265.9	185.4	208.8
Interest income	2.8	1.9	2.3
Interest expense	(202.4)	(204.6)	(226.8)
Other income (expense), net	21.8	66.8	(23.9)

Income (loss) before income taxes	$88.1	$49.5	$(39.6)

Net sales, long-lived assets and total assets by geographic area are as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales:
United States	$2,172.4	$1,961.8	$1,890.5
International	1,988.7	1,676.9	1,670.7

Total	$4,161.1	$3,638.7	$3,561.2

	December 31,
	2011	2010
Long-lived assets:
United States	$117.2	$101.2
International	92.8	93.0

Total	$210.0	$194.2

Total assets:
United States	$2,581.9	$2,522.0
International	2,607.8	2,479.4

Total	$5,189.7	$5,001.4

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

(18) Unaudited Quarterly Financial Information

	2011 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$991.2	$1,042.1	$1,066.0	$1,061.8
Gross profit	284.8	293.7	302.0	299.0
Operating income	64.7	63.9	65.3	72.0
Interest expense, net	(47.5)	(51.9)	(50.9)	(49.3)
Other income (expense), net	(48.7)	(14.3)	51.6	33.2
(Loss) income before income taxes	(31.5)	(2.3)	66.0	55.9
Net (loss) income	(26.6)	(8.6)	54.6	38.3

	2010 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$874.3	$881.8	$903.3	$979.3
Gross profit	256.7	251.2	256.5	274.5
Operating income	54.1	48.4	12.8	70.1
Interest expense, net	(53.7)	(49.3)	(53.3)	(46.4)
Other income (expense), net	58.3	70.5	(80.7)	18.7
Income (loss) before income taxes	58.7	69.6	(121.2)	42.4
Net income (loss)	38.4	40.9	(85.6)	27.8

Operating income in the third quarters of 2011 and 2010 include $3.3 and $48.1, respectively, of charges relating to the impairment of goodwill and intangible assets. See Note 6.

(19) Condensed Consolidating Financial Information

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

The following condensed consolidating financial statements present balance sheets as of December 31, 2011 and 2010 and statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to the Company’s consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$—	$30.2	$134.4	$—	$164.6
Compensating cash balance	—	—	185.4	—	185.4
Trade accounts receivable, net	—	2.3	553.9	—	556.2
Inventories	—	143.6	167.0	—	310.6
Other current assets	—	31.1	53.8	—	84.9
Intercompany receivables	19.1	274.8	2.3	(296.2)	—

Total current assets	19.1	482.0	1,096.8	(296.2)	1,301.7
Property and equipment, net	—	100.2	109.8	—	210.0
Goodwill	—	912.4	882.7	—	1,795.1
Other intangible assets, net	—	1,054.2	761.0	—	1,815.2
Deferred income taxes	187.7	—	10.3	(187.7)	10.3
Investment in subsidiaries	2,621.7	1,711.7	—	(4,333.4)	—
Other assets	26.0	26.7	4.7	—	57.4
Intercompany loans	1,017.8	93.2	306.2	(1,417.2)	—

Total assets	$3,872.3	$4,380.4	$3,171.5	$(6,234.5)	$5,189.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$36.2	$0.2	$178.1	$—	$214.5
Accounts payable	—	212.4	213.7	—	426.1
Accrued expenses	55.8	71.5	125.3	—	252.6
Intercompany payables	—	5.5	290.7	(296.2)	—

Total current liabilities	92.0	289.6	807.8	(296.2)	893.2
Long-term debt and capital lease obligations	2,578.4	1.0	114.8	—	2,694.2
Other long-term liabilities	—	40.3	88.7	—	129.0
Deferred income taxes	—	429.8	216.5	(187.7)	458.6
Intercompany loans	187.2	998.8	231.2	(1,417.2)	—

Total liabilities	2,857.6	1,759.5	1,459.0	(1,901.1)	4,175.0
Redeemable equity units	53.9	—	—	—	53.9
Total stockholders’ equity	960.8	2,620.9	1,712.5	(4,333.4)	960.8

Total liabilities, redeemable equity units and stockholders’ equity	$3,872.3	$4,380.4	$3,171.5	$(6,234.5)	$5,189.7

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$0.4	$10.5	$131.2	$—	$142.1
Compensating cash balance	—	—	85.4	—	85.4
Trade accounts receivable, net	—	211.4	300.6	—	512.0
Inventories	—	149.1	143.9	—	293.0
Other current assets	—	27.2	46.4	—	73.6
Intercompany receivables	18.5	3.4	—	(21.9)	—

Total current assets	18.9	401.6	707.5	(21.9)	1,106.1
Property and equipment, net	—	83.6	110.6	—	194.2
Goodwill	—	867.5	889.6	—	1,757.1
Other intangible assets, net	—	1,071.2	787.0	—	1,858.2
Deferred income taxes	195.8	—	9.8	(195.8)	9.8
Investment in subsidiaries	2,513.8	1,694.5	—	(4,208.3)	—
Other assets	33.9	36.3	5.8	—	76.0
Intercompany loans	1,033.0	110.6	21.3	(1,164.9)	—

Total assets	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$28.7	$0.4	$88.3	$—	$117.4
Accounts payable	—	193.0	213.0	—	406.0
Accrued expenses	35.8	63.5	107.2	—	206.5
Intercompany payables	—	1.0	20.9	(21.9)	—

Total current liabilities	64.5	257.9	429.4	(21.9)	729.9
Long-term debt and capital lease obligations	2,622.5	1.1	16.7	—	2,640.3
Other long-term liabilities	35.8	25.5	75.9	—	137.2
Deferred income taxes	—	436.0	238.6	(195.8)	478.8
Intercompany loans	57.4	1,031.8	75.7	(1,164.9)	—

Total liabilities	2,780.2	1,752.3	836.3	(1,382.6)	3,986.2
Redeemable equity units	50.0	—	—	—	50.0
Total stockholders’ equity	965.2	2,513.0	1,695.3	(4,208.3)	965.2

Total liabilities, redeemable equity units and stockholders’ equity	$3,795.4	$4,265.3	$2,531.6	$(5,590.9)	$5,001.4

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$2,138.9	$2,041.6	$(19.4)	$4,161.1
Cost of goods sold	—	1,594.8	1,406.2	(19.4)	2,981.6

Gross profit	—	544.1	635.4	—	1,179.5
Selling, general and administrative expenses	3.0	450.0	503.3	(46.0)	910.3
Impairment of goodwill and intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(3.0)	90.8	132.1	46.0	265.9
Interest expense, net of interest income (1)	(159.2)	(34.5)	(5.9)	—	(199.6)
Other income (expense), net	25.0	30.0	12.8	(46.0)	21.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(137.2)	86.3	139.0	—	88.1
Income tax benefit (provision)	56.7	(53.6)	(33.5)	—	(30.4)
Equity in earnings of subsidiaries, net of tax	138.2	105.5	—	(243.7)	—

Net income (loss)	$57.7	$138.2	$105.5	$(243.7)	$57.7

(1)

The Parent’s net interest expense for the year ended December 31, 2011 of $159.2 relates to long-term debt of approximately $2.6 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,928.5	$1,724.2	$(14.0)	$3,638.7
Cost of goods sold	—	1,432.8	1,181.0	(14.0)	2,599.8

Gross profit	—	495.7	543.2	—	1,038.9
Selling, general and administrative expenses	3.3	386.8	437.0	(21.7)	805.4
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(3.3)	61.3	105.7	21.7	185.4
Interest expense, net of interest income	(164.0)	(35.2)	(3.5)	—	(202.7)
Other income (expense), net	63.8	34.0	(9.3)	(21.7)	66.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(103.5)	60.1	92.9	—	49.5
Income tax benefit (provision)	44.1	(52.1)	(20.0)	—	(28.0)
Equity in earnings of subsidiaries, net of tax	80.9	72.9	—	(153.8)	—

Net income (loss)	$21.5	$80.9	$72.9	$(153.8)	$21.5

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2009

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,885.0	$1,690.7	$(14.5)	$3,561.2
Cost of goods sold	—	1,405.0	1,155.1	(14.5)	2,545.6

Gross profit	—	480.0	535.6	—	1,015.6
Selling, general and administrative expenses	3.2	380.8	445.6	(22.8)	806.8

Operating (loss) income	(3.2)	99.2	90.0	22.8	208.8
Interest expense, net of interest income	(179.8)	(40.7)	(4.0)	—	(224.5)
Other income (expense), net	(29.7)	20.2	8.4	(22.8)	(23.9)

(Loss) income before income taxes and equity in earnings of subsidiaries	(212.7)	78.7	94.4	—	(39.6)
Income tax benefit (provision)	84.3	(34.9)	(23.9)	—	25.5
Equity in earnings of subsidiaries, net of tax	114.3	70.5	—	(184.8)	—

Net (loss) income	$(14.1)	$114.3	$70.5	$(184.8)	$(14.1)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(164.3)	$192.0	$111.6	$—	$139.3

Cash flows from investing activities:
Intercompany investing transactions	198.0	107.5	—	(305.5)	—
Acquisitions of businesses	(28.9)	(62.2)	(77.4)	—	(168.5)
Capital expenditures	—	(28.5)	(14.0)	—	(42.5)
Proceeds from sales of property and equipment	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	169.1	16.8	(89.6)	(305.5)	(209.2)

Cash flows from financing activities:
Intercompany financing transactions	—	(198.0)	(107.5)	305.5	—
Proceeds from debt	440.9	—	104.2	—	545.1
Repayment of debt	(458.8)	(0.3)	(1.7)	—	(460.8)
Other financing activities, net	12.7	9.2	(15.9)	—	6.0

Net cash (used in) provided by financing activities	(5.2)	(189.1)	(20.9)	305.5	90.3

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net (decrease) increase in cash and cash equivalents	(0.4)	19.7	3.2	—	22.5
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$30.2	$134.4	$—	$164.6

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(In millions, except share data)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(137.3)	$181.5	$78.1	$—	$122.3

Cash flows from investing activities:
Intercompany investing transactions	158.6	8.5	—	(167.1)	—
Acquisitions of businesses	—	—	(32.8)	—	(32.8)
Capital expenditures	—	(31.4)	(10.2)	—	(41.6)

Net cash provided by (used in) investing activities	158.6	(22.9)	(43.0)	(167.1)	(74.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(158.6)	(8.5)	167.1	—
Proceeds from debt	113.1	0.1	1.8	—	115.0
Repayment of debt	(135.5)	(0.4)	(2.3)	—	(138.2)
Other financing activities, net	0.2	0.7	—	—	0.9

Net cash used in financing activities	(22.2)	(158.2)	(9.0)	167.1	(22.3)

Effect of exchange rate changes on cash	—	—	(7.9)	—	(7.9)

Net (decrease) increase in cash and cash equivalents	(0.9)	0.4	18.2	—	17.7
Cash and cash equivalents beginning of period	1.3	10.1	113.0	—	124.4

Cash and cash equivalents end of period	$0.4	$10.5	$131.2	$—	$142.1

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(150.7)	$187.8	$131.9	$—	$169.0

Cash flows from investing activities:
Intercompany investing transactions	194.9	25.6	—	(220.5)	—
Acquisitions of businesses	—	(1.0)	(16.9)	—	(17.9)
Capital expenditures	—	(11.0)	(12.9)	—	(23.9)
Proceeds from sales of property and equipment	—	—	3.7	—	3.7

Net cash provided by (used in) investing activities	194.9	13.6	(26.1)	(220.5)	(38.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(194.9)	(25.6)	220.5	—
Proceeds from debt	267.0	—	1.3	—	268.3
Repayment of debt	(307.8)	(0.4)	(1.6)	—	(309.8)
Other financing activities, net	(5.2)	(4.6)	0.2	—	(9.6)

Net cash used in financing activities	(46.0)	(199.9)	(25.7)	220.5	(51.1)

Effect of exchange rate changes on cash	—	—	2.6	—	2.6

Net (decrease) increase in cash and cash equivalents	(1.8)	1.5	82.7	—	82.4
Cash and cash equivalents beginning of period	3.1	8.6	30.3	—	42.0

Cash and cash equivalents end of period	$1.3	$10.1	$113.0	$—	$124.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers as of December 31, 2011:

Name	Age	Position
John M. Ballbach	51	Chairman, President and Chief Executive Officer
Gregory L. Cowan	58	Senior Vice President and Chief Financial Officer
Manuel Brocke-Benz	53	Senior Vice President and Managing Director of Europe, Lab Distribution and Services
Wu Ming Kei (a/k/a Eddy Wu)	45	Senior Vice President and President of Asia Pacific
George Van Kula	48	Senior Vice President, General Counsel and Corporate Secretary
Theodore C. Pulkownik	54	Senior Vice President, Strategy and Corporate Development
Paul A. Dumas	45	Senior Vice President, Human Resources
Jon Michael Colyer	38	Vice President and General Manager of Science Education
Charles R. Patel	42	Senior Vice President and Chief Information Officer
Theresa A. Balog	50	Vice President and Corporate Controller
Nicholas W. Alexos	48	Director
Robert L. Barchi	65	Director
Edward A. Blechschmidt	59	Director
Thompson Dean	53	Director
Robert P. DeCresce	62	Director
Pamela Forbes Lieberman	57	Director
Harry M. Jansen Kraemer, Jr.	56	Director
Carlos del Salto	68	Director
Timothy P. Sullivan	53	Director
Robert J. Zollars	54	Director

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

Wu Ming Kei (a/k/a Eddy Wu) is our Senior Vice President and President of Asia Pacific, a position he has held since August 2008. In his current role, Mr. Wu is responsible for leadership of VWR’s overall activities in Asia Pacific including existing business in China, Singapore, Australia and New Zealand, as well as its Global Sourcing and Services organizations operating in the region. Prior to joining VWR, Mr. Wu most recently was the President & CEO of Momentive Performance Materials, Asia-Pacific, headquartered in Tokyo, from December 2006 to August 2008. Momentive is a leading producer worldwide of silicones and silicone derivatives that, prior to its acquisition by a private equity firm, was a part of General Electric Company. Mr. Wu had been with General Electric since 1992 and held numerous positions, including President & CEO of GE Toshiba Silicones from January 2006 to December 2006, President of the Greater China operation of GE Toshiba Silicones from December 2003 to January 2006 and various general management, sales and marketing roles in North America and Asia. Mr. Wu holds a bachelor of science degree in chemistry from the University of Hong Kong and a master of business administration degree from the Hong Kong University of Science and Technology.

George Van Kula is our Senior Vice President, General Counsel and Corporate Secretary, a position he has held since May 2006. Mr. Van Kula joined VWR from Honeywell International Inc., a diversified technology and manufacturing company, where he served as Vice President and General Counsel, Europe, Middle East and Africa (EMEA), based out of Brussels, Belgium. Mr. Van Kula joined Honeywell in December 1996, and held several positions before becoming Vice President and General Counsel, EMEA in November 2001. He was responsible for the legal affairs of Honeywell’s EMEA operations with over $7 billion in revenue and 27,000 employees. Prior to joining Honeywell, Mr. Van Kula spent the first eight years of his legal career with Latham & Watkins LLP in the Los Angeles and London offices, providing counsel to U.S. and foreign companies and investment banks in a variety of mergers and acquisitions, corporate finance transactions and general corporate matters. Mr. Van Kula received his law degree from the University of Michigan Law School and has a bachelor of arts degree from the University of Notre Dame.

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

Theresa A. Balog is our Vice President and Corporate Controller, a position she has held since September 2009. In her current role, Ms. Balog is responsible for the Company’s internal and external reporting, as well as managing the Company’s system of internal controls. Prior to joining VWR, Ms. Balog served as the Executive Director and Chief Accounting Officer of MSCI Inc., a provider of investment decision support tools to investment institutions worldwide, since January 2008. While in this position Ms. Balog hired and organized a worldwide accounting organization and was responsible for the oversight of MSCI’s compliance efforts. In addition to her experience at MSCI Inc., Ms. Balog served as the Vice President and Chief Accounting Officer of Keyspan Corporation, a large natural gas distributor, from 2002 to 2007. Previously, she held various financial leadership positions at NiSource, Inc. and Columbia Energy Group Inc. She currently serves on the Board of Directors of SBLI USA Mutual Life Insurance Company. Ms. Balog holds a bachelor of business administration degree in accounting from St. Mary’s College and a master of science degree in accounting from the University of Delaware. Ms. Balog is also a Certified Public Accountant.

Nicholas W. Alexos has served on our Board since June 2007 and currently is the Chair of the Audit Committee, as well as a member of the Finance Committee. Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, he was with First Chicago Venture Capital for four years. Prior to that position, Mr. Alexos was with The First National Bank of Chicago. He concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of the Boys and Girls Clubs of Chicago, Children’s Inner City Educational Fund and the University of Chicago Booth School of Business Council. In the past five years, Mr. Alexos also served as a Director of Sirona Dental Systems, Inc. Mr. Alexos is a Certified Public Accountant and holds a bachelor of business administration degree from Loyola University and a master of business administration degree from the University of Chicago. Mr. Alexos’ senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, financial accounting (including qualification as an audit committee financial expert), international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

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

Edward A. Blechschmidt has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis, Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Aditya Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a Director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public, from March 1999 to March 2000. He also served as President of Olsten Corporation from October 1998 to March 1999. He served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology Corporation from July 1996 to October 1998. Prior to Siemens, Mr. Blechschmidt spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt currently serves as a Director of HealthSouth Corporation, Diamond Foods, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. and is Chair of the Audit Committees of HealthSouth Corporation, Diamond Foods, Inc. and Columbia Laboratories, Inc. In the past five years, Mr. Blechschmidt also served on the Boards of OptionCare Inc. and Novelis, Inc. He holds a bachelor of business administration degree from Arizona State University. Mr. Blechschmidt’s prior senior leadership experience at several companies, including as chief executive officer and chief financial officer, current and past experience as a board member at other companies, and his expertise in finance, strategy and financial accounting (including qualification as an audit committee financial expert), along with his independence, make him a valuable member of our Board of Directors.

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

Pamela Forbes Lieberman has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., The Martin-Brower Company, L.L.C. and Fel-Pro Inc., as well as financial leadership positions at Kraft Foods, Inc. and Bunzl Building Supply Inc. Ms. Forbes Lieberman currently serves on the Board of Directors and Audit Committees of A.M. Castle & Co. and Standard Motor Products, Inc. and serves on the Board of Directors of Tempel Steel Company and on the advisory board of HAVI Group, LP. In addition, Ms. Forbes Lieberman serves on the Boards of two non-profit organizations, The Chicago Network and the Ovarian Cancer National Alliance. Ms. Forbes Lieberman holds a master of business administration degree from Northwestern University Kellogg School of Management and a bachelor of science degree in accounting from the University of Illinois, Champaign. Ms. Forbes Lieberman is a Certified Public Accountant. Ms. Forbes Lieberman’s senior leadership experience at several distribution and manufacturing companies, including as chief executive officer, chief financial officer and board member, and her expertise in finance and financial accounting (including qualification as an audit committee financial expert), along with her independence, make her a valuable member of our Board of Directors.

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

Carlos del Salto has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. del Salto retired from Baxter Healthcare Corporation in March 2006 where he was the Senior Vice President responsible for Baxter’s Intercontinental and Asia-Pacific operations. He had been with Baxter Healthcare Corporation since 1973, and held numerous positions including President of Baxter Healthcare Corporation’s Global Renal business, President of Baxter Latin America/Switzerland/Austria and General Manager of Mexico. Mr. del Salto serves on the Board of Directors of the Hispanic Unity of Florida. In addition, he is founder and President of the Natividad de los Andes Foundation in Ecuador. He holds a bachelor of accounting degree from Juan de Velasco College in Ecuador and a master of finance degree from Roosevelt University in Chicago. Mr. del Salto’s prior senior level experience at a major global healthcare company, including in capacities leading Latin America and Asia-Pacific operations, his expertise in financial accounting (including qualification as an audit committee financial expert) and strategy in international markets, along with his independence, make him a valuable member of our Board of Directors.

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

Robert J. Zollars served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communications systems company, since June 2007. Prior to Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare, from June 2006 through April 2007. From June 1999 until March 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International Inc. Mr. Zollars currently serves as a Director of Diamond Foods, Inc. In the past five years, Mr. Zollars served on the Boards of Silk Road Technology Inc. and InterAct911 Corporation. He is the Chairman of the Center for Services Leadership at Arizona State University. He holds a bachelor of science degree from Arizona State University and a master of business administration degree from John F. Kennedy University. Mr. Zollars’ current and prior experience as a chief executive officer, extensive senior management experience in various positions within the healthcare industry, and board member experience at other companies, along with his independence, make him a valuable member of our Board of Directors.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2011, our Board was composed of eleven directors, none of whom, with the exception of Mr. Ballbach, are executive officers of the Company.

Audit Committee

As of December 31, 2011, our Audit Committee consisted of Ms. Forbes Lieberman and Messrs. Alexos (Chairman), Blechschmidt, Kraemer and del Salto. Our Board of Directors has determined that each of the Audit Committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman, Mr. Blechschmidt and Mr. del Salto is an independent director within the meaning of the Securities and Exchange Act of 1934. Our Audit Committee has responsibility for, among other things, assisting our Board of Directors in monitoring:

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

Compensation Discussion and Analysis

Overview

We are the direct parent company of VWR International, LLC (“VWR”). We do not have our own employees, the same individuals serve on both VWR’s Board of Managers and our Board of Directors (and committees thereof), and the senior management teams for both entities are the same. These individuals do not receive separate cash consideration from us.

The Compensation Committee of our Board of Directors is responsible for developing, implementing and administering our compensation policies. Each of our executive officers has a written employment agreement (each, an “Executive Officer Employment Agreement”), which includes among other terms, annual base salary and a percentage target for annual cash incentive compensation. To the extent not in conflict with the respective officer’s Executive Officer Employment Agreement, decisions with respect to our Chief Executive Officer’s compensation terms (including base salary and cash incentive percentage targets) have been and will continue to be made by our Board of Directors after review of the recommendations of the Compensation Committee, and decisions with respect to the compensation terms of the other executive officers have been and will continue to be made by the Compensation Committee, in consultation with our Chief Executive Officer.

In addition, each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established at the time of the Merger, as further described below under “Components of Compensation — Equity Participation under Holdings Equity Plan.” Madison Dearborn established the Holdings Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business following the Merger in a manner that enhances the Company’s equity value.

The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2011, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.

Compensation Philosophy and Objectives

The Compensation Committee’s overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of both short-term and long-term goals and objectives, and specific individual performance measures. As part of its oversight responsibility, the Compensation Committee considers the impact of our risk profile and seeks to maintain a balanced compensation program that does not incentivize undue or inappropriate risks that are reasonably likely to have a material adverse effect on the Company. The following are the primary objectives at which the compensation program is aimed:

(i)

Provide a level of compensation based on appropriate benchmarks to attract, motivate, retain and reward talented executives who have the ability to contribute to our success and encourage management to place its primary focus on strategic planning and financial and operational priorities affecting the business.

(ii)

Support a “pay-for-performance” orientation to reward strong financial, operating and individual performance, including the use of cash incentive compensation payments based in whole or in part upon our performance (or that of a particular business unit) to encourage the achievement of short-term and long-term financial and operational objectives.

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

Benchmarking

Our Compensation Committee reviews and evaluates both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process in 2011, the Compensation Committee reviewed market data gathered by management regarding the compensation programs implemented by certain peer group companies, including the following peer group of companies:

Agilent Technologies, Inc.	Owens & Minor, Inc.
Allergan, Inc.	Patterson Companies, Inc.
C.R. Bard, Inc.	PerkinElmer Inc.
Cintas Corp.	PSS World Medical, Inc.
Forest Laboratories, Inc.	Sigma-Aldrich Corp.
Grainger (W.W.) Inc.	Thermo Fisher Scientific Inc.
Henry Schein, Inc.	United Stationers Inc.
Hospira, Inc.	Waters Corp.
Mylan Inc.	Wesco International, Inc.
Omnicare, Inc.

The Compensation Committee believed that these companies were an appropriate peer group for comparison purposes because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries).

When assessing the total compensation for each of the executive officers, our Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including base salary, incentive compensation and equity participation opportunity. We believe that base salaries should be at or near the market median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. In addition, we believe that the combination of base salaries plus performance-based cash incentive compensation should be set at or near the 60th percentile of our peer group because we believe that a substantial piece of overall annual cash compensation should be dependent on meeting or exceeding annual performance targets related to key business objectives for that year. Finally, we believe that the combination of total cash compensation plus equity participation opportunity should be set at or near the 75th percentile of our peer group so that the interests of our executive officers are aligned with our other equity holders.

For its evaluation in 2011 of potential compensation changes to be effective in 2012, the Compensation Committee made certain changes to the above list of peer group companies and reviewed benchmarking data gathered by management for comparison purposes. In future years, the Compensation Committee expects to engage a consulting firm on an as-needed basis to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.

Components of Compensation

The primary components of our executive compensation program are:

•	base salary;

•	performance-based cash incentive compensation;

•	equity participation through the Holdings Equity Plan;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

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

Base Salary

The Compensation Committee determines (or, in the case of our Chief Executive Officer, recommends to the Board of Directors, which then determines) base salaries for our executive officers that it believes aligns with its compensation objectives to reward strong performance and to attract and retain key executives. Base salaries are subject to the Compensation Committee’s annual review, and the Compensation Committee generally targets the market median (or 50th percentile) of our peer group when setting or recommending base salaries for the executive officers. The annual review includes a review of competitive market compensation data from any engaged compensation consultant, internally prepared market compensation data, and each executive officer’s compensation relative to other officers in the Company, position and responsibilities, and individual performance over given periods. The Compensation Committee also considers general economic and industry conditions, company performance and executive compensation trends. In addition, the Compensation Committee consults with the Chief Executive Officer when reviewing and considering changes to the base salaries of the executive officers other than our Chief Executive Officer.

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

The table below provides the annualized base salaries of our named executive officers for 2011 and 2010.

Name	Time Period	Annualized Salary
John M. Ballbach	2011	$1,052,909
Chairman, President and Chief Executive Officer	2010	1,052,909
Gregory L. Cowan	2011	455,000
Senior Vice President and Chief Financial Officer	2010	455,000
Manuel Brocke-Benz (1)	2011	429,712
Senior Vice President and Managing Director of Europe, Lab Distribution and Services	2010	409,693
Wu Ming Kei (a/k/a Eddy Wu) (2)	2011	383,311
Senior Vice President and President of Asia Pacific	2010	384,056
George Van Kula	2011	427,344
Senior Vice President, General Counsel and Corporate Secretary	2010	427,344
Matthew C. Malenfant (3)	2011	460,464
Former Senior Vice President and President of North America, Lab Distribution and Services	2010	460,464

(1)

The 2011 and 2010 annualized base salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2011 (1.39178) and 2010 (1.32694).

(2)

The 2011 and 2010 annualized base salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2011 (0.12846) and 2010 (0.12871).

(3)

Effective September 16, 2011, Mr. Malenfant resigned from his position as Senior Vice President and President of North America, Lab Distribution and Services. See the column entitled “Salary” of the Summary Compensation Table for the actual amount of base salary paid to Mr. Malenfant for 2011.

At its November 1, 2011 meeting, the Compensation Committee reviewed management’s updates to benchmarking data. In lieu of base salary increases for 2012, the Compensation Committee approved the following one-time lump-sum merit payments for the named executive officers (other than Mr. Ballbach, whose one-time lump-sum merit payment was recommended to, and approved by, the Board of Directors on February 28, 2012): Mr. Ballbach — $53,000; Mr. Cowan — $35,000; Mr. Brocke-Benz — $30,000; Mr. Wu — $12,000; and Mr. Van Kula — $25,000. The one-time lump-sum merit payments to each named executive officer (other than Mr. Ballbach) were made in January 2012. Mr. Ballbach’s payment is expected to be made in March 2012.

Performance-Based Cash Incentive Compensation

The Compensation Committee administers our annual performance-based cash incentive compensation program, or the Management Incentive Plan (the “MIP”).

Under the MIP, target cash bonus percentages (expressed as a percentage of base salary paid for the year) are reviewed annually by the Compensation Committee. When determining the annual cash incentive target opportunity for each executive officer, the Compensation Committee considers the combination of base salary plus performance-based cash incentive compensation and generally targets at or near the 60th percentile of our peer group. The table below sets forth the target cash bonus percentages for the named executive officers for 2011.

Name	Target % of Base Salary Paid
John M. Ballbach	100%
Gregory L. Cowan	75%
Manuel Brocke-Benz	75%
Wu Ming Kei (a/k/a Eddy Wu)	75%
George Van Kula	75%
Matthew C. Malenfant	75%

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

For 2011, each of our named executive officer’s cash MIP payment was awarded based upon achievement of the following components:

•

Year-over-year growth in an internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established during the fourth quarter of the preceding year in connection with the development of the operating plan for the year. In addition, Internal EBITDA targets are adjusted for acquisitions made during the year. Our final Internal EBITDA for 2010, calculated and adjusted as described above, was $372.9 million, and our year-over-year growth target for 2011 to receive 100% of the potential payout for the Internal EBITDA component was 11.1%, which was set by our Compensation Committee as challenging, but achievable with considerable effort. The Internal EBITDA component was given a weighting of 60% of the total potential MIP award as we believe it to be a very strong measure of contribution to our performance and alignment with the interest of our stockholders. For Messrs. Brocke-Benz and Wu, half of this 60% weighting was based on the Internal EBITDA attributable to the respective business units that they manage, and the targets to receive 100% of the potential payout for the business units’ Internal EBITDA were also set at challenging, but achievable levels.

•

Year-over-year growth in sales, calculated using fixed foreign currency exchange rates established as described above and adjusted for acquisitions made during the year. Our final sales for 2010, calculated and adjusted as described above, were $3,842.3 million, and our year-over-year growth target for 2011 to receive 100% of the potential payout for the sales component was 7.5%. This component was given a weighting of 10% of the total potential MIP award.

•

Various strategic objectives, which include growth in private label sales, the implementation of a new enterprise resource management planning system in North America and other similar Company initiatives. This component was given a weighting of 10% of the total potential MIP award.

•

Year-over-year improvements in or maintenance of various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. For 2011, this component was given a weighting of 10% of the total potential MIP award.

•

Various personal objectives, which include safety goals and individual performance goals. For 2011, performance with respect to these objectives was given a weighting of 10% of the total potential MIP award.

The 2011 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target cash bonus amount (i.e., based on the participant’s target cash bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA year-over-year growth (2011 vs. 2010) of 5.55% (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% of target for the Internal EBITDA component and 100% for each of the other components. To the extent that the MIP for future years does not include Component Percentage Achievement caps, Mr. Ballbach’s Executive Officer Employment Agreement provides that his cash bonus payment would be subject to a cap of 200% of his base salary for the year. No other named executive officer’s Executive Officer Employment Agreement includes such a cap.

Based on 2011 performance, our named executive officers earned the annual incentive cash compensation reflected for 2011 in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table, which will be paid in March 2012. The year-over-year Internal EBITDA growth for the Company was 6.4%, and the corresponding achievement of the Internal EBITDA component of the 2011 MIP awards was 58.8% for Messrs. Ballbach, Cowan and Van Kula (based on the Company’s Internal EBITDA), and 107.4% and 89.4% for Messrs. Brocke-Benz and Wu, respectively (based on the Company’s Internal EBITDA and the Internal EBITDA of the business units that they manage).

Equity Participation through the Holdings Equity Plan

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

Name	Number of Class A Common Units (1)	Number of Class A Preferred Units
John M. Ballbach (2)	298,679.81	6,000.60
Gregory L. Cowan	14,244.52	349.77
Manuel Brocke-Benz	39,131.37	960.87
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	480.43
George Van Kula	70,436.46	1,729.56
Matthew C. Malenfant (3)	39,131.37	960.87

(1)

Includes “founders common units” in the following amounts: Mr. Ballbach purchased 244,374.39 founders common units; Mr. Cowan purchased 11,079.07 founders common units; Mr. Brocke-Benz purchased 30,435.51 founders common units; Mr. Wu purchased 15,217.75 founders common units; Mr. Van Kula purchased 54,783.91 founders common units; and Mr. Malenfant purchased 30,435.51 founders common units.

(2)	The number of common units and preferred units listed for Mr. Ballbach include units held by two Grantor Retained Annuity Trusts of which he is the sole trustee.

(3)

As a result of Mr. Malenfant’s resignation from the Company in September 2011, Holdings exercised its rights to repurchase all of his common units and preferred units in 2011 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 2,126.32 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation.

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

German Pension Plan. Mr. Brocke-Benz is entitled to benefits under a pension scheme (the “German Pension Plan”), the obligations under which VWR’s German subsidiary, VWR International GmbH, assumed from Merck KGaA in connection with the CD&R Acquisition. Additional details regarding this pension plan are provided under “Executive Compensation Tables — Pension Benefits.”

Savings Plan. VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including our U.S.-based named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. This performance-based contribution also is subject to earnings limitations under applicable federal income tax rules. In March 2012, VWR will make a performance-based contribution of 1.17% of pay to all eligible participants, based on our 2011 performance. All contributions to the Savings Plan are fully-vested upon contribution. Messrs. Ballbach, Cowan, Van Kula and Malenfant are eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.

Retirement Contribution. VWR does not sponsor a retirement or pension plan or benefit for associates in Asia, but it provides Mr. Wu with a contribution equal to 15% of his base salary toward his Hong Kong voluntary retirement plan. The Company’s contributions to Mr. Wu for 2011, 2010 and 2009 are reflected in the column “All Other Compensation” of the Summary Compensation Table.

Nonqualified Deferred Compensation Plan. Our U.S.-based executive officers and certain other key employees are eligible to participate in the VWR Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”). The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual cash bonus awards. In addition, the Nonqualified Deferred Compensation Plan provides for VWR to credit certain matching amounts to the notional account of each eligible participant for each year, provided certain company performance goals are satisfied. These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under federal income tax rules. The Company matching amounts that will be credited to the participants’ notional accounts in March 2012 as a result of our satisfaction of the relevant 2011 performance goal are included in the column “All Other Compensation” of the Summary Compensation Table. Additional details regarding this plan are provided under “Executive Compensation Tables — Nonqualified Deferred Compensation Plan.”

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to our named executive officers in 2011 included an annual financial planning assistance allowance for all named executive officers other than Mr. Brocke-Benz, an automobile allowance for Messrs. Brocke-Benz and Wu, coverage under a Group Personal Excess Liability plan, coverage under an individual disability policy for Mr. Ballbach and club membership dues reimbursement for Mr. Ballbach.

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

Executive Officer Employment Agreements

As described above, each of our named executive officers has an Executive Officer Employment Agreement. The Executive Officer Employment Agreements of our U.S.-based executive officers were amended and restated in December 2010 to incorporate certain technical amendments relating to, among other things, compliance with Section 409A of the Code. See “Termination and Change of Control Arrangements” below for information regarding payments to which the named executive officers are entitled upon certain employment termination events, as well as the confidentiality, non-compete and non-solicitation provisions to which the named executive officers are bound as partial consideration for such payments.

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for the years since 2009.

Name and Principal Position	Year	Salary $ (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
John M. Ballbach	2011	$1,052,909	$—	$—	$—	$687,402	$—	$62,798	$1,803,109
Chairman, President and	2010	1,052,909	—	—	—	605,833	—	54,208	1,712,950
Chief Executive Officer	2009	939,008	—	—	—	803,932	—	69,877	1,812,817

Gregory L. Cowan	2011	455,000	—	—	—	222,788	—	43,865	721,653
Senior Vice President and	2010	455,000	—	—	—	196,352	—	43,430	694,782
Chief Financial Officer	2009	356,124	—	—	—	207,790	—	37,083	600,997

Manuel Brocke-Benz	2011	429,712	—	—	—	282,932	22,150	13,961	748,755
Senior Vice President and	2010	409,693	29,000	—	—	207,047	239,021	14,224	898,985
Managing Director of Europe,	2009	390,090	—	—	—	284,435	287,952	15,743	978,220
Lab Distribution and Services

Wu Ming Kei (a/k/a EddyWu)	2011	383,311	—	—	—	215,997	—	806,111	1,405,419
Senior Vice President and	2010	384,056	—	—	—	248,353	—	810,352	1,442,761
President of Asia-Pacific	2009	352,197	—	—	—	270,066	—	652,831	1,275,094

George Van Kula	2011	427,344	—	—	—	209,247	—	44,543	681,134
Senior Vice President,	2010	427,344	—	—	—	184,417	—	47,618	659,379
General Counsel and	2009	389,004	—	—	—	249,784	—	46,159	684,947
Corporate Secretary

Matthew C. Malenfant	2011	336,493	—	—	—	—	138,558	592,008	1,067,059
Former Senior Vice President and	2010	460,464	—	—	—	168,926	48,395	55,828	733,613
President of North America,	2009	394,004	10,000	—	—	190,077	18,340	94,053	706,474
Lab Distribution and Services

(1)

This column reflects the actual salaries earned in 2011, 2010 and 2009, as applicable. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information regarding the annualized base salaries of our named executive officers. The salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2011 (1.39178), 2010 (1.32694) and 2009 (1.39318); and the salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2011 (0.12846), 2010 (0.12871) and 2009 (0.12901).

(2)

This column represents amounts earned under the MIP for each of 2011, 2010 and 2009, as applicable. The MIP award amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2011 (1.29390), December 31, 2010 (1.33620) and December 31, 2009 (1.44060); and the MIP award amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2011 (0.12873), December 31, 2010 (0.12866) and December 31, 2009 (0.12896).

(3)

For Mr. Malenfant, this column represents the sum of the changes in actuarial present value of the aggregate accumulated benefit under the VWR International Retirement Plan and VWR International Supplemental Benefits Plan during the years indicated. For Mr. Brocke-Benz, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the German Pension Plan during the years indicated (the amounts have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31 of each year). See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(4)

This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2011, 2010 and 2009, as applicable.

The perquisites and other personal benefits for 2011 included: financial planning assistance of less than $25,000 for each of the named executive officers other than Mr. Brocke-Benz; an automobile allowance of $37,916 for Mr. Wu (converted from Chinese RMB to United States dollars using the average of the monthly average applicable exchange rate for 2011 (0.15476)) and less than $25,000 for Mr. Brocke-Benz; coverage under a Group Personal Excess Liability plan; reimbursement of club membership dues of less than $25,000 for Mr. Ballbach; and premium payments under an individual disability policy of less than $25,000 for Mr. Ballbach.

“All Other Compensation” for 2011 for Messrs. Ballbach, Cowan, Van Kula and Malenfant also includes: Company contributions to the Savings Plan of $12,667 for each of Messrs. Ballbach, Cowan and Van Kula (which includes the performance-based contribution of $2,867 to be made by the Company for each of these officers in March 2012 based on our 2011 performance — see the Compensation Discussion and Analysis under “Retirement and Other Benefits —Savings Plan” for more information), and less than $10,000 for Mr. Malenfant; Company restoration matching contributions to the Nonqualified Deferred Compensation Plan to be made by the Company in 2012, based on assumed maximum contributions to the Savings Plan and actual contributions to the Nonqualified Deferred Compensation Plan made by these officers in 2011, in the amount of $12,200, $12,200, $14,670 and $10,417, respectively (see “Nonqualified Deferred Compensation Plan” for additional information); and tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to these officers in the aggregate amount of $14,763, $8,349, $6,556 and $8,195, respectively.

“All Other Compensation” for 2011 for Mr. Wu also includes aggregate contribution payments to him of $57,497 toward his Hong Kong voluntary retirement plan, in accordance with his Executive Officer Employment Agreement (which aggregate amount has been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2011 (0.12846)). In addition, Mr. Wu, who is a Hong Kong national but who has been assigned to work in Shanghai, China, receives certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with his Executive Officer Employment Agreement. This compensation, which also is included in “All Other Compensation” for 2011 for Mr. Wu, is set forth in the table below (the amounts in the table been have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2011 (0.15476), except that the reimbursements for tuition and home visits are paid in United States dollars):

	Tuition	Housing Allowance	Utilities	Home Visits	Tax Equalization	Total
Payment	$55,017	$129,998	$16,250	$6,472	$235,979	$443,716

In addition, “All Other Compensation” for 2011 for Mr. Wu includes tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to him in the aggregate amount of $256,331 (which amount has been converted from Hong Kong dollars or Chinese RMB to United States dollars using the average of the monthly average applicable exchange rates for 2011 (0.12846 and 0.15476, respectively).

“All Other Compensation” for 2011 for Mr. Malenfant also includes: $433,116, which represents the total cash amount to which he was entitled in 2011 (and is being paid) as a result of his resignation from the Company in September 2011 pursuant to his Executive Officer Employment Agreement and Release Agreement (See “Termination and Change of Control Arrangements” for more information); the distribution to him of $112,231 from his notional account under the Nonqualified Deferred Compensation Plan as of December 31, 2011, in accordance with that plan (see “Nonqualified Deferred Compensation Plan” for more information); the distribution to him of less than $10,000, which represents a portion of his monthly benefit under the U.S. SERP as of December 31, 2011, in accordance with that plan (see “Pension Benefits” for more information); and imputed income based on the Company’s expense for providing him with health benefits in 2011 following his resignation in accordance with his Executive Officer Employment Agreement and Release Agreement.

Grants of Plan-Based Awards

The following table provides information about non-equity award targets for 2011 performance. No “equity awards” were issued to our named executive officers in 2011.

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
John M. Ballbach	11/2/2010	$—	$1,052,909	$1,684,654	—	—	—	—	—	$—	$—
Gregory L. Cowan	11/2/2010	—	341,250	546,000	—	—	—	—	—	—	—
Manuel Brocke-Benz (2)	11/2/2010	—	322,284	515,654	—	—	—	—	—	—	—
Wu Ming Kei (a/k/a
Eddy Wu) (2)	11/2/2010	—	287,483	459,973	—	—	—	—	—	—	—
George Van Kula	11/2/2010	—	320,508	512,813	—	—	—	—	—	—	—
Matthew C. Malenfant (3)	—	—	—	—	—	—	—	—	—	—	—

(1)

These columns reflect the potential payments under the MIP for 2011 performance. The 2011 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” The components of the 2011 MIP were formally approved by the Compensation Committee at its meeting on November 2, 2010. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their target cash bonus percentages of base salary). The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components.

(2)

The Target and Maximum amounts for Messrs. Brocke-Benz and Wu are calculated based on the conversion of their 2011 base salaries to United States dollars using the exchange rates described in Note (1) to the Summary Compensation Table.

(3)	Effective September 16, 2011, Mr. Malenfant resigned as the Company’s Senior Vice President and President of North America, Lab Distribution and Services.

Outstanding Equity Awards at Fiscal Year-end

The following table provides information as of December 31, 2011, regarding the founders common units purchased by our named executive officers under the Holdings Equity Plan. See “Equity Participation under Holdings Equity Plan” for more information.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John M. Ballbach	—	—	—	$—	—	—	$—	—	$—
Gregory L. Cowan	—	—	—	—	—	—	—	—	—
Manuel Brocke-Benz	—	—	—	—	—	—	—	—	—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	—	—	—	2,793.40	27.93	—	—
George Van Kula	—	—	—	—	—	—	—	—	—
Matthew C. Malenfant (3)	—	—	—	—	—	—	—	—	—

(1)

This column reflects the portion of the founders common units purchased by our named executive officers that remained unvested at the end of 2011. Founders common units vest on a daily pro rata basis over four years from the date of issuance.

(2)

There is no established public trading market for the preferred units or common units (including the founders common units) of Holdings. The value of the founders common units at December 31, 2011, for purposes of the Holdings Equity Plan and the related transaction documents, was $0.01 per unit.

(3)

As a result of Mr. Malenfant’s resignation from the Company in September 2011, Holdings exercised its rights to repurchase all of his common units and preferred units in 2011 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 2,126.32 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation.

Option Exercises and Stock Vested

The following table provides information regarding the founders common units purchased by our named executive officers under the Holdings Equity Plan that vested during 2011. See “Equity Participation under Holdings Equity Plan” for more information regarding the founders common units.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized Upon Vesting ($) (2)
John M. Ballbach	—	$—	29,960.97	$—
Gregory L. Cowan	—	—	1,358.32	—
Manuel Brocke-Benz	—	—	3,731.48	—
Wu Ming Kei (a/k/a Eddy Wu)	—	—	3,804.44	—
George Van Kula	—	—	6,716.66	—
Matthew C. Malenfant (3)	—	—	3,731.48	—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers under the Holdings Equity Plan that vested during 2011.

(2)	No value is realized as a result of vesting of the founders common units. See “Equity Participation under Holdings Equity Plan” for a description of the vesting of founders common units.

(3)	All of Mr. Malenfant’s founders common units were vested at the time of his resignation in September 2011.

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

VWR Retirement Plan. The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applies. The three-year sunset does not apply to any of our executive officers. As of December 31, 2011, the plan covered approximately 3,650 participants. Annual retirement benefits under the U.S. Retirement Plan are generally calculated as a single life annuity as the greater of:

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

The Social Security taxable wage base for employees retiring at the end of 2011 was $106,800. Under the U.S. Retirement Plan, final average earnings includes the participant’s salary and bonus, as well as any other bonus or severance payments to which a participant may become entitled but may not exceed an IRS-prescribed limit applicable to tax-qualified plans ($245,000 for 2011).

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

Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Code. The Section 415 limit for 2011 is $195,000 per year for a single life annuity payable at an IRS-prescribed retirement age.

Supplemental Benefits Plan. Because the U.S. Retirement Plan complies with ERISA and Code maximum compensation and defined benefit limitations, VWR also sponsors the U.S. SERP, which is a benefit equalization plan, or supplemental plan, of the type permitted by ERISA. The U.S. SERP also was frozen on May 31, 2005, with a similar three-year sunset provision as is applicable to the U.S. Retirement Plan. The U.S. SERP was available to certain officers to provide for retirement benefits above amounts available under the U.S. Retirement Plan. As of December 31, 2011, the U.S. SERP covered 15 participants, two of whom were current employees.

The only named executive officer covered by the U.S. SERP is Mr. Malenfant. As a result of the freeze of the U.S. SERP, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for a non-executive officer to which the three-year sunset applies. However, Mr. Malenfant was granted an additional benefit under the U.S. SERP as described below under “Pension Plan Table.”

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

Germany

Mr. Brocke-Benz is entitled to benefits under the German Pension Plan, the obligations under which VWR International GmbH assumed from Merck KGaA in connection with the CD&R Acquisition. The German Pension Plan is a non-funded defined benefit retirement plan that covers certain associates who were employed by Merck KGaA prior to the CD&R Acquisition. As of December 31, 2011, the German Pension Plan covered approximately 250 participants. Annual retirement benefits under the German Pension Plan are generally calculated as a single life annuity as the sum of (i) 0.5% of a participant’s monthly salary (up to German Social Security Threshold Level, which for 2011 was €66,000) plus (ii) 1.5% of a participant’s monthly salary (in excess of the German Social Security Threshold), in each case multiplied by the participant’s years of pensionable service. The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age of 65. Benefits are reduced for retirement prior to age 63. Early commencement of the benefit payout is contingent upon commencement of German social security benefits. In addition, the plan provides for a spouse’s pension and does not require employee contributions.

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

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2011, for Messrs. Malenfant and Brocke-Benz under each plan based upon the assumptions described in the applicable footnotes. No payments were made in 2011 from any of the plans to Mr. Brocke-Benz.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Matthew C. Malenfant (1)	VWR International Retirement Plan	9.667	$193,302
	VWR International Supplemental Benefits Plan	9.667	268,359
Manuel Brocke-Benz (2)	German Pension Plan	25	1,393,948

(1)

The accumulated benefit for Mr. Malenfant is based on service and earnings (as described above) considered by the plans for the period through December 31, 2011, and includes the additional amounts payable to him under the U.S. SERP described above. The present value has been calculated assuming Mr. Malenfant will begin receiving his benefit upon eligibility for Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 11 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the discount rate assumption is 4.10%.

(2)

The accumulated benefit for Mr. Brocke-Benz is based on service and earnings (as described above) considered by the plan for the period through December 31, 2011. The present value has been calculated assuming Mr. Brocke-Benz will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 11 under “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The amount presented in the table has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2011 (1.29390). The discount rate assumption is 5.15%.

Nonqualified Deferred Compensation Plan

Our U.S.-based executive officers and certain other key employees are eligible to participate in the Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan became effective May 1, 2007. Under the Nonqualified Deferred Compensation Plan, eligible participants are entitled to defer up to 50% of their base salaries and up to 100% of their annual bonus awards. Earnings and losses on each notional account are credited based on the performance of the benchmark funds available under the Nonqualified Deferred Compensation Plan that the participant selects. Any deferred amounts and earnings and losses thereon will be credited to a notional account for the applicable participant and become a liability of VWR to such participant.

The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2011 was the Company’s achievement of Internal EBITDA year-over-year growth (2011 vs. 2010) of 5.55% (i.e., the Minimum Internal EBITDA Growth Target under the 2011 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts are generally credited to the participants’ accounts in March of the following year (e.g., the matching amounts as a result of our satisfaction of the relevant 2011 performance goal will be made in March 2012).

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

The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings (Loss) in Last FY (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (4)
John M. Ballbach	$—	$12,200	$77	$—	$44,217
Gregory L. Cowan	—	12,200	90	—	49,137
George Van Kula	8,547	14,670	(1,778)	—	146,160
Matthew C. Malenfant	13,460	10,417	(4,450)	(112,231)	46,116

(1)

Represents the amount of 2011 base salary and/or cash bonus under the 2011 MIP (paid in 2012, the “2011 MIP Deferrals”), if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. The amounts reflected for Messrs. Van Kula and Malenfant consists solely of 2011 base salary deferrals, which are included in the column “Salary” of the Summary Compensation Table for 2011.

(2)

Represents Company restoration matching amounts (described above) that will be made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2012 as a result of our satisfaction of the relevant 2011 performance goal (“2011 Matching Amounts”). These amounts are included in the column “All Other Compensation” of the Summary Compensation Table for 2011.

(3)	No portion of the amounts in this column constitute “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2011.

(4)

The amounts reflect the actual aggregate balances as of December 31, 2011 plus 2011 MIP Deferrals, if any, and 2011 Matching Amounts, less aggregate withdrawals and distributions. As indicated in Notes (1) and (2) above, amounts in this column that represent contributions by the named executive officer or by the Company are reported in the Summary Compensation Table for the applicable year if the officer qualified as a named executive officer in such year. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements

The following tables show potential payments to each of our named executive officers, other than Mr. Brocke-Benz, under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2011 effective date of such change of control or termination. Mr. Brocke-Benz is not a party to any existing contracts, agreements, plans or arrangements, whether written or unwritten, providing for the types of potential payments reflected in the tables below; Mr. Brocke-Benz’s rights to any such payments would be based on applicable laws in Germany. The named executive officers also have certain benefits that would be payable upon a change of control and/or termination as described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”

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

JOHN M. BALLBACH

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control (2)	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$4,231,630	$—	$—	$1,052,909	$1,052,909
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—

GREGORY L. COWAN

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,207,502	$—	$—	$341,250	$341,250
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—

GEORGE VAN KULA

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,135,033	$—	$—	$320,508	$320,508
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—

WU MING KEI (a/k/a EDDY WU) (6)

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,032,553	$—	$—	$288,087	$288,087
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—

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

(6)	The salary-based amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2011 (0.12873).

Mr. Malenfant, who served as Senior Vice President and President of North America, Lab Distribution and Services, resigned his position on September 16, 2011. In connection with Mr. Malenfant’s resignation, on September 19, 2011, we entered into a General Release with Mr. Malenfant (the “Release Agreement”). Pursuant to the terms of the Release Agreement, Mr. Malenfant will receive (i) one and a half times his base salary in effect on his last day of employment plus his target bonus plus $400,000, payable in equal installments over the 12 month period from his last day of employment and (ii) 12 months of continued health benefits.

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

The table below sets forth director compensation for 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert L. Barchi	$100,000	$—	$—	$—	$—	$100,000
Edward A. Blechschmidt	100,000	—	—	—	—	100,000
Robert P. DeCresce	100,000	—	—	—	—	100,000
Harry M. Jansen Kraemer, Jr.	100,000	—	—	—	—	100,000
Pamela Forbes Lieberman	100,000	—	—	—	—	100,000
Carlos del Salto	100,000	—	—	—	—	100,000
Robert J. Zollars	100,000	—	—	—	—	100,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. As of February 24, 2012, Holdings had 1,411,225 preferred units outstanding and 14,060,817 common units outstanding.

The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 24, 2012, by:

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

	Class A Common Units (1)		Class A Preferred Units (1)
	Number	Percent of Class	Number	Percent of Class
Principal Stockholders:
Madison Dearborn (2)	10,572,738.12	75.19%	1,175,259.52	83.28%
Avista Capital Partners (3)	1,076,259.68	7.65%	117,685.69	8.34%
Directors and Executive Officers:
John M. Ballbach (4)	298,679.81	2.12%	6,000.60	*
Gregory L. Cowan	14,244.52	*	349.77	*
Manuel Brocke-Benz	39,131.37	*	960.87	*
Wu Ming Kei (a/k/a Eddy Wu)	19,565.68	*	480.43	*
George Van Kula	70,436.46	*	1,729.56	*
Theodore C. Pulkownik	97,828.42	*	2,402.17	*
Paul A. Dumas	29,348.52	*	720.65	*
Jon Michael Colyer	25,435.39	*	624.56	*
Charles R. Patel	12,717.69	*	312.28	*
Theresa A. Balog	19,565.70	*	480.43	*
Nicholas W. Alexos (2)	—	*	—	*
Robert L. Barchi	8,000.00	*	—	*
Edward A. Blechschmidt	8,000.00	*	—	*
Thompson Dean (3)	—	*	—	*
Robert P. DeCresce	12,249.55	*	170.75	*
Harry M. Jansen Kraemer, Jr. (2)	83,612.04	*	4,116.39	*
Pamela Forbes Lieberman	8,000.00	*	—	*
Carlos del Salto	8,896.88	*	99.10	*
Timothy P. Sullivan (2)	—	*	—	*
Robert J. Zollars (5)	9,722.02	*	190.28	*

All Directors and Executive Officers as a group (20 persons) (2)(3)	12,414,431.85	88.29%	1,311,583.05	92.94%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below.

(2)

Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the indirect beneficial owner of 6,813,173.04 common units and 758,327.30 preferred units, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the indirect beneficial owner of 1,807,413.56 common units and 201,171.12 preferred units, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Executive”) is the indirect beneficial owner of 68,461.51 common units and 7,619.67 preferred units, MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,749,749.91 common units and 193,275.36 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V-A, MDP V-C, MDP Executive and Varietal, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V-A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by the MDP Funds. Messrs. Canning, Finnegan and Mencoff each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer are employed by or associated with the ultimate general partner of the MDP Funds and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP A&C and Messrs. Alexos, Sullivan, Kraemer, Canning, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

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

(4)

Includes 27,276.97 common units and 548.05 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 31,501.32 common units and 632.70 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust; Mr. Ballbach is the sole trustee of each of these Trusts. Mr. Ballbach has voting and investment authority over the securities held by the Trusts, but disclaims beneficial ownership of the securities held by the Trusts except to the extent of his pecuniary interest therein. The address for the Trusts is: The Wilmington Trust Company, 797 East Lancaster Avenue, Villanova, PA 19085.

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

Equity Compensation Plan Information

In connection with the consummation of the Merger, each of our executive officers and certain other members of our management were given the opportunity to purchase equity in Holdings pursuant to the Holdings Equity Plan. For more information regarding the Holdings Equity Plan and the current equity arrangements between our named executive officers and Holdings see “Item 11 — Executive Compensation — Equity Issuances under Holdings Equity Plan,” and “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” in this Annual Report on Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	(b) Weighted- Average Exercise Price of Outstanding Options (1)	(c) Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2011:	—	—	—

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

Certain Relationships and Related Transactions

Payments to Madison Dearborn and Avista

Upon closing of the Merger, we entered into a management services agreement with an affiliate of Madison Dearborn pursuant to which they will provide us with management and consulting services and financial and other advisory services. Pursuant to such agreement, at the closing of the Merger, they received a fee of $35.6 million plus out-of-pocket expenses incurred in connection with the Merger. On August 20, 2007, the management services agreement was amended and restated to include an affiliate of Avista as an additional party. As of February 24, 2012, Madison Dearborn and Avista, through certain of their investment funds, are the beneficial owners of approximately 75.2% and 7.7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. Pursuant to the amended management services agreement, Madison Dearborn and Avista are entitled to an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of the aforementioned services as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.

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

Under these equity arrangements, the Management Investors also purchase additional common units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 8.83% of Holdings’ total outstanding common units as of February 24, 2012. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.

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

As a result of Mr. Malenfant’s resignation from the Company in September 2011, Holdings exercised its rights to repurchase all of his common units and preferred units in 2011 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except for the portion of his founders common units (i.e., 2,126.32 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation.

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

The following table sets forth the number of common units and preferred units of Holdings purchased by our executive officers pursuant to the Holdings Equity Plan and beneficially owned as of February 24, 2012.

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

(1)

Includes 27,276.97 common units and 548.05 preferred units held by the John M. Ballbach 2007 Grantor Retained Annuity Trust, and 31,501.32 common units and 632.70 preferred units held by the John M. Ballbach 2009 Grantor Retained Annuity Trust. Mr. Ballbach is the trustee of both Trusts.

Miscellaneous

The Company, through its subsidiaries, sells certain products to BioReliance Corporation (“BioReliance”), which is a portfolio company of affiliated funds of Avista. In 2011, we had less than $2.7 million of net sales to BioReliance.

The Company, through its subsidiaries, sells certain products to Lantheus Medical Imaging (“Lantheus”), which is a portfolio company of affiliated funds of Avista. In 2011, we had less than $390,000 of net sales to Lantheus.

The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2011, we had less than $190,000 of net purchases from CDW.

The Company, through its subsidiaries, sells certain products to Navilyst Medical (“Navilyst”), which is a portfolio company of affiliated funds of Avista. In 2011, we had less than $160,000 of net sales to Navilyst.

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

Director Independence

The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2011 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.

1.	Robert L. Barchi

2.	Edward Blechschmidt

3.	Robert P. DeCresce

4.	Pamela Forbes Lieberman

5.	Carlos del Salto

6.	Robert J. Zollars

In determining Dr. Barchi’s independence, the Board considered that the Company had net sales to Thomas Jefferson University of less than $60,000 during 2011. In determining Dr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1 million.

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees during 2011. Messrs. Alexos, Ballbach, Dean, Kraemer and Sullivan are not independent.

Audit Committee	Compensation Committee	Finance Committee	Nominating & Corporate Governance Committee
Nicholas W. Alexos	Timothy P. Sullivan	John M. Ballbach	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	John M. Ballbach
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Pamela Forbes Lieberman	Robert L. Barchi
Harry M. Jansen Kraemer, Jr.	Thompson Dean

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010. Fees and expenses for services rendered by KPMG in 2011 and 2010 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2011	2010
	(In thousands)
Audit Fees (1)	$2,150.0	$2,795.0
Audit-Related Fees (2)	6.0	33.0
Tax Fees (3)	80.0	80.0

	$2,236.0	$2,908.0

(1)	2011 and 2010 audit fees relate to the audit of the Company’s global operations including statutory audits, fees related to the audit of internal controls over financial reporting.

(2)	Audit-related services in 2011 and 2010 include agreed upon procedures in support of statutory requirements.

(3)	Tax fees in 2011 and 2010 relate to tax compliance services.

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

a. Financial statements, financial statement schedule and exhibits filed as part of this report

1. The following Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements, are filed as part of this Annual Report on Form 10-K:

Exhibit* Number	Description of Documents	Method of Filing

3.1	Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007

3.2(a)	Bylaws of VWR Funding, Inc. (pursuant to the Agreement and Plan of Merger, dated May 2, 2007, between Varietal Distribution Merger Sub, Inc. (“Merger Sub”), Varietal Distribution Holdings, LLC, and CDRV Investors, Inc., pursuant to which Merger Sub merged with and into CDRV Investors, Inc. on June 29, 2007, with CDRV Investors, Inc. as the surviving corporation, the Bylaws of Merger Sub became the Bylaws of VWR Funding, Inc., as the surviving corporation)	Previously filed as Exhibit 3.2(a) to Form S-4, filed on December 21, 2007

3.2(b)	Amendment to said Bylaws	Previously filed as Exhibit 3.2(b) to Form S-4, filed on December 21, 2007

4.1(a)	Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation	Filed herewith

4.1(b)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(c)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004

4.1(e)	Supplemental Indenture, effective as of June 29, 2007, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2(a)	Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein	Previously filed as Exhibit 4.5(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2(b)	Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent	Filed herewith

4.3	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.25% Senior Notes due 2015 (including form of Note attached as an exhibit thereto)	Previously filed as Exhibit 4.6(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit* Number	Description of Documents	Method of Filing

4.4 (a)	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)	Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4 (b)	Purchase Agreement, dated as of June 27, 2007, by and among VWR Funding, Inc. and the Purchasers named therein, relating to 10.75% Senior Subordinated Notes due 2017	Previously filed as Exhibit 4.7(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4 (c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Filed herewith

4.5 (a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.5 (b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.5 (c)	Second Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.2 (a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (b)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (c)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (d)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.3	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2010

10.4	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan**	Previously filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010

10.5 (a)	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Matthew Malenfant**	Previously filed as Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit* Number	Description of Documents	Method of Filing

10.5 (b)	General Release, dated September 19, 2011, between VWR Management Services, LLC and Matthew Malenfant**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.6(a)	Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2009

10.6(b)	Supplement to Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2009

10.7	Employment Agreement, dated June 13, 2008 between VWR International, LLC and Wu Ming Kei (a/k/a Eddy Wu)**	Previously filed as Exhibit 10.9 to Annual report on Form 10-K for the year ended December 31, 2009

10.8	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula**	Filed herewith

10.9(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.9(b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.10(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.10(b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.11	VWR International Amended and Restated Retirement Plan**	Filed herewith

10.12	VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2008

10.13	Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

10.14(a)	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.14(b)	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

Exhibit* Number	Description of Documents	Method of Filing

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.

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

March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Ballbach	Chairman, President and Chief Executive Officer	March 2, 2012
John M. Ballbach

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 2, 2012
Gregory L. Cowan

/s/ Theresa A. Balog	Vice President and Corporate Controller	March 2, 2012
Theresa A. Balog

Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars

By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ Gerorge Van Kula	Attorney in fact	March 2, 2012
George Van Kula

Schedule II – Valuation and Qualifying Accounts

VWR FUNDING, INC.

For the Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Charged to Income	Foreign Currency Translation Adjustment	Increases (Deductions) From Reserves	Balance at End of Year
	(In millions)
Year ended December 31, 2011
Allowance for doubtful receivables (1)	$9.1	$3.3	$(0.4)	$(1.5)	$10.5
Valuation allowance on deferred taxes (2)	$67.5	$2.1	$(2.3)	$12.4	$79.7
Year ended December 31, 2010
Allowance for doubtful receivables (1)	$10.8	$2.5	$(0.6)	$(3.6)	$9.1
Valuation allowance on deferred taxes (2)	$56.6	$3.5	$(3.0)	$10.4	$67.5
Year ended December 31, 2009
Allowance for doubtful receivables (1)	$10.1	$3.8	$0.6	$(3.7)	$10.8
Valuation allowance on deferred taxes (2)	$47.2	$1.8	$1.6	$6.0	$56.6

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases (deductions) from reserves indicates utilization and other adjustments not charged or credited to income.

EXHIBIT INDEX

Exhibit* Number	Description of Documents

4.1 (a)	Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation

4.2 (b)	Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent

4.4 (c)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein

10.8	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula**

10.11	VWR International Amended and Restated Retirement Plan**

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.