Form 10-Q
period 2012-03-31
VWR Funding, Inc.
filed 2012-05-09
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 9, 2012 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$143.0	$164.6
Compensating cash balance	246.2	185.4
Trade accounts receivable, less reserves of $11.3 and $10.5, respectively	589.2	556.2
Other receivables	47.1	54.5
Inventories	301.4	310.6
Other current assets	38.1	30.4

Total current assets	1,365.0	1,301.7
Property and equipment, net	220.4	210.0
Goodwill	1,826.4	1,795.1
Other intangible assets, net	1,817.3	1,815.2
Deferred income taxes	10.4	10.3
Other assets	58.0	57.4

Total assets	$5,297.5	$5,189.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$276.7	$214.5
Accounts payable	438.6	426.1
Accrued expenses	228.0	252.6

Total current liabilities	943.3	893.2
Long-term debt and capital lease obligations	2,701.8	2,694.2
Other long-term liabilities	136.5	129.0
Deferred income taxes	452.0	458.6

Total liabilities	4,233.6	4,175.0
Redeemable equity units	64.9	53.9
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,346.8	1,359.5
Accumulated deficit	(320.0)	(318.5)
Accumulated other comprehensive loss	(27.8)	(80.2)

Total stockholders’ equity	999.0	960.8

Total liabilities, redeemable equity units and stockholders’ equity	$5,297.5	$5,189.7

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,033.3	$991.2
Cost of goods sold	730.8	706.4

Gross profit	302.5	284.8
Selling, general and administrative expenses	231.6	220.1

Operating income	70.9	64.7
Interest income	1.3	0.5
Interest expense	(49.6)	(48.0)
Other income (expense), net	(23.1)	(48.7)

Loss before income taxes	(0.5)	(31.5)
Income tax (provision) benefit	(1.0)	4.9

Net loss	$(1.5)	$(26.6)

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1.5)	$(26.6)

Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	51.6	90.4
Derivative instruments:
Net unrealized gain arising during the period	—	0.4
Reclassification adjustment for losses included in earnings	0.6	1.0
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.2	—

Other comprehensive income	52.4	91.8

Comprehensive income	$50.9	$65.2

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Three Months Ended March 31, 2012

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2011	1,000	$—	$1,359.5	$(318.5)	$(80.2)	$960.8
Share-based compensation expense associated with our parent company equity plan	—	—	0.3	—	—	0.3
Reclassifications of redeemable equity units	—	—	(13.0)	—	—	(13.0)
Net loss	—	—	—	(1.5)	—	(1.5)
Other comprehensive income	—	—	—	—	52.4	52.4

Balance at March 31, 2012	1,000	$—	$1,346.8	$(320.0)	$(27.8)	$999.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1.5)	$(26.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30.0	29.4
Net unrealized translation loss	23.9	49.5
Net unrealized gain on interest rate swaps	(2.1)	(7.0)
Share-based compensation expense	0.3	0.9
Amortization of debt issuance costs	2.4	2.4
Deferred income tax benefit	(14.1)	(12.7)
Other, net	1.2	1.4
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(22.6)	(43.5)
Inventories	13.3	13.6
Other current and non-current assets	1.2	(1.9)
Accounts payable	12.8	8.4
Accrued expenses and other liabilities	(25.2)	(21.8)

Net cash provided by (used in) operating activities	19.6	(7.9)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2.6)	(58.1)
Capital expenditures	(12.8)	(6.6)

Net cash used in investing activities	(15.4)	(64.7)

Cash flows from financing activities:
Proceeds from debt	40.3	196.1
Repayment of debt	(63.2)	(131.6)
Net change in bank overdrafts	56.8	24.0
Net change in compensating cash balance	(60.8)	(22.3)
Proceeds from equity incentive plans	—	0.5
Repurchase of redeemable equity units	(1.7)	(0.3)

Net cash (used in) provided by financing activities	(28.6)	66.4

Effect of exchange rate changes on cash	2.8	7.2

Net (decrease) increase in cash and cash equivalents	(21.6)	1.0
Cash and cash equivalents beginning of period	164.6	142.1

Cash and cash equivalents end of period	$143.0	$143.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$65.7	$69.5
Cash paid for income taxes, net	6.0	5.2

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

The Company is a direct, wholly-owned subsidiary of VWR Investors, Inc. (“VWR Investors”), which is a direct, wholly-owned subsidiary of Varietal Distribution Holdings, LLC (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany balances and transactions and exclude the accounts of VWR Investors and Holdings.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Actual results could differ significantly from those estimates.

(2) New Accounting Standards

Presentation of Comprehensive Income

In two separate updates issued in June and December of 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance regarding the presentation of comprehensive income. The updated guidance requires presentation of net income, items of other comprehensive income and total comprehensive income either in one continuous statement or two separate but consecutive statements. Presentation of comprehensive income in the statement of stockholders’ equity is no longer permitted. These updates became effective for the Company beginning in the first quarter of 2012, and did not have an impact on the Company’s results of operations or financial position.

In December 2011, the requirement to present separate line items on the income statement for reclassification adjustments of the items out of accumulated other comprehensive income into net income was deferred pending additional deliberations by the FASB.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by segment (in millions):

	North	European	Science
	American Lab	Lab	Education	Total
Balance at December 31, 2011	$1,007.4	$787.7	$—	$1,795.1
Acquisitions	0.7	2.0	—	2.7
Currency translation	2.6	26.0	—	28.6

Balance at March 31, 2012	$1,010.7	$815.7	$—	$1,826.4

The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	March 31, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
North American Lab	$1,106.2	$95.5	$1,010.7	$1,102.9	$95.5	$1,007.4
European Lab	815.7	—	815.7	787.7	—	787.7
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,021.7	$195.3	$1,826.4	$1,990.4	$195.3	$1,795.1

The following table presents the components of other intangible assets (in millions):

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$816.3	$185.3	$631.0	$813.2	$173.9	$639.3
European Lab	484.4	117.5	366.9	469.0	107.3	361.7
Science Education	131.0	31.1	99.9	131.0	29.5	101.5
Chemical supply agreement	53.3	36.2	17.1	51.7	33.2	18.5
Other	28.0	11.2	16.8	27.9	10.5	17.4

Total amortizable intangible assets	1,513.0	381.3	1,131.7	1,492.8	354.4	1,138.4
Indefinite-lived intangible assets:
Trademarks and tradenames	685.6	—	685.6	676.8	—	676.8

Total other intangible assets	$2,198.6	$381.3	$1,817.3	$2,169.6	$354.4	$1,815.2

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended March 31,
	2012	2011
Amortization expense	$22.1	$21.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(4) Acquisitions

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

•	On March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”), a scientific laboratory supply distributor operating in Poland.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

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

The Acquisitions were primarily funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment and the results of Alfalab, Trenka and PBI have been included in our European Lab segment, each from their respective dates of acquisition.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price for the Acquisitions was approximately $173.8 million. In the aggregate, the assets acquired and liabilities assumed in the Acquisitions were comprised of $32.1 million of net tangible assets, $69.4 million of intangible assets, and a residual amount of $72.3 million allocated to goodwill. The purchase price allocations for the acquisitions of Trenka, BioExpress, Anachemia, LabPartner and PBI are preliminary and may be adjusted subsequently.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net sales	$1,033.3	$1,034.6
Loss before income taxes	(0.5)	(29.4)

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2011, or of the future results of operations of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

On April 2, 2012, we acquired VITRUM Praha spol. s r.o and VITRUM Roznov s r.o (collectively, “VITRUM”), two distributors of scientific laboratory supplies headquartered in Prague and Roznov in the Czech Republic. VITRUM serves customers in the industrial, pharmaceutical research and development, manufacturing and university market segments through its core business of supplying consumables, instrumentation and chemicals. VITRUM has annual net sales of approximately $15 million.

On April 26, 2012, we signed an agreement to acquire basan Germany GmbH, including its subsidiaries and operations in The Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia. The finalization of this transaction is subject to customary closing conditions and regulatory approval in Germany and Austria, and we expect the closing to occur in the second quarter of 2012. basan has annual net sales of approximately $50 million.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(5) Debt

Our debt consists of term loans and a multi-currency revolving loan facility under a senior secured credit facility (the “Senior Secured Credit Facility”), 10.25% unsecured senior notes due 2015 (the “Senior Notes”), 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”), an accounts receivable securitization facility due 2014 (the “A/R Facility”), compensating cash balance, capital lease obligations, 8% unsecured senior subordinated notes due 2014 (the “Predecessor Senior Subordinated Notes”) and other debt.

The following table presents the carrying value of our debt obligations (in millions):

	March 31,	December 31,
	2012	2011
Senior Secured Credit Facility	$1,389.0	$1,367.7
Senior Notes	713.0	713.0
Senior Subordinated Notes	528.2	522.9
A/R Facility	81.0	101.0
Compensating cash balance	246.2	185.4
Capital lease obligations	19.1	17.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	1.0	0.5

Total debt	2,978.5	2,908.7
Less current portion	(276.7)	(214.5)

Long term-portion	$2,701.8	$2,694.2

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €583.5 million ($779.3 million on a U.S. dollar equivalent basis as of March 31, 2012), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $598.1 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $250.0 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million). The term loans will mature on June 30, 2014, and the multi-currency revolving loan facility will mature on June 30, 2013.

As of March 31, 2012, an aggregate U.S. dollar equivalent of $11.6 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans denominated in British pounds sterling of £7.2 million. In addition, we had $10.2 million of undrawn letters of credit outstanding. As of March 31, 2012, we had $228.2 million of available borrowing capacity under the multi-currency revolving loan facility.

As of March 31, 2012, the interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 2.74% and 2.86%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 2.99%. See Note 10(c) for information on our interest rates swap arrangements.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. As of March 31, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Senior Notes and Senior Subordinated Notes

The Senior Notes, which amount to $713.0 million as of March 31, 2012, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year on January 15 and July 15 at a rate of 10.25% per annum.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($169.5 million on a U.S. dollar equivalent basis as of March 31, 2012) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at 105.125% of their aggregate principal amount. This redemption price will be reduced to 102.5625% and 100% of their aggregate principal amount beginning on July 15, 2012 and 2013, respectively.

The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of March 31, 2012, the Company was in compliance with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

(c) A/R Facility

The A/R Facility provides for funding in an aggregate principal amount not to exceed $200.0 million. The A/R Facility will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC, VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions (the “A/R Purchasers”) in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of March 31, 2012, $81.0 million was outstanding under the A/R Facility, we had $5.0 million of undrawn letters of credit outstanding, and we had $58.2 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible trade accounts receivable. As of March 31, 2012, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.77%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of March 31, 2012, the Company was in compliance with the covenants under the A/R Facility.

(d) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our global cash pooling arrangement or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of March 31, 2012, our compensating cash balance was $246.2 million.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(6) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended March 31,
	2012	2011
Foreign currency exchange losses, net	$(23.1)	$(48.7)

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and related to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

(7) Benefit Plans

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended March 31,
	2012	2011
Service cost	$0.2	$0.2
Interest cost	2.2	2.4
Expected return on plan assets	(3.6)	(3.1)
Recognized net actuarial gain	—	(0.1)

Net periodic pension income	$(1.2)	$(0.6)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended March 31,
	2012	2011
Service cost	$0.5	$0.6
Interest cost	1.5	1.5
Expected return on plan assets	(1.0)	(1.1)
Recognized net actuarial loss	0.3	0.1

Net periodic pension cost	$1.3	$1.1

The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2012, and expects to make no contributions during the remainder of 2012. The Company made aggregate contributions to the German, French and UK Plans of $0.3 million during the three months ended March 31, 2012, and expects to make additional contributions of $0.7 million during the remainder of 2012.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(8) Share-Based Compensation

Holdings established the 2007 Securities Purchase Plan (the “Holdings Equity Plan”) pursuant to which members of management (“Management Investors”), members of the Board of Directors and certain consultants may be provided the opportunity to purchase or receive grants of equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), unvested Class A Common Units (“Founders Units”) and unvested Class B Common Units (“Incentive Units”). The proceeds of these issuances, if any, have ultimately been contributed to the Company as additional capital contributions.

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. The Common Units, which are fully vested upon issuance, each are entitled to one vote for all matters to be voted on by holders of equity units. The Common Units are subordinate to the Preferred Units, including with respect to the unreturned capital and unpaid yield on the Preferred Units. The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. Founders Units are owned upon issuance. Unvested Founders Units are subject to repurchase at the lower of original cost or fair market value.

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

On March 30, 2012, Holdings entered into agreements to grant Incentive Units to certain of the Company’s Management Investors. The Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated in accordance with the provisions of the Holdings’ Securityholders Agreement, subject to certain adjustments.

The number of Incentive Units that vest will depend on the achievement by the Company of a specified Adjusted EBITDA Amount (as defined in the Holdings Equity Plan) in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of a minimum amount of Adjusted EBITDA and 100% vesting upon achievement of a maximum amount of Adjusted EBITDA, with straight-line vesting between these measuring points, subject to the employee’s continued employment by Holdings, the Company or any of their respective subsidiaries. The Incentive Units will automatically vest upon a sale of the Company, as defined in the underlying grant agreement.

If the employee ceases to be employed by Holdings, the Company or any of their respective subsidiaries for any reason, all unvested Incentive Units will be automatically forfeited and all vested Incentive Units are subject to repurchase at the option of Holdings and its coinvestors. The repurchase price per vested Incentive Unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the employee; provided that if the employee’s employment is terminated for cause, then each vested Incentive Unit will be automatically forfeited.

The grant date fair value of each Incentive Unit was estimated using an option valuation model and assumes the performance target will be achieved. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of Incentive Units were three years, 43% and 0.51%, respectively, and the model also incorporated an assumption of a 28% discount for lack of marketability. The aggregate grant date fair value of the Incentive Units was estimated to be $2.6 million for which the portion that is probable of achievement is expected to be recognized over a period of three years.

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense	$0.3	$0.9

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The equity units purchased by Management Investors are subject to a repurchase obligation as a result of a put option that is outside of our control. We therefore classify these equity units outside of permanent equity on our condensed consolidated balance sheet with a carrying value that reflects the aggregate amount that would be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. The Incentive Units are not subject to a repurchase obligation that is outside of our control and, accordingly, are classified within permanent equity.

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2011	$53.9
Reclassifications from permanent equity, net	13.0
Reclassifications to accrued expenses upon notification of redemption	(2.0)

Balance at March 31, 2012	$64.9

(9) Income Taxes

(a) Income Tax (Provision) Benefit

The following table presents loss before income taxes and income tax (provision) benefit for each of the reporting periods (in millions):

	Three Months Ended March 31,
	2012	2011
Loss before income taxes	$(0.5)	$(31.5)
Income tax (provision) benefit	(1.0)	4.9

The tax provision recognized during the three months ended March 31, 2012 is primarily the result of taxes on operating profits in our foreign operations, partially offset by domestic net operating losses, including the recognition of significant net exchange losses and interest expense as well as an increase in certain valuation allowances. The tax benefit recognized during the three months ended March 31, 2011 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and interest expense, partially offset by taxes on operating profits in our foreign operations.

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

During the three months ended March 31, 2012, the Company’s reserve for unrecognized tax benefits increased by $3.6 million primarily as a result of tax positions we expect to take across various jurisdictions in 2012. During the three months ended March 31, 2011, the Company withdrew a foreign tax refund claim, which resulted in a reduction of this reserve of $1.2 million.

While it is reasonably possible that the amount of unrecognized tax benefits ($34.7 million as of March 31, 2012) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable and current portion of debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$10.2	$—	$10.2	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$12.3	$—	$12.3	$—

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,389.0	$1,362.4	$1,367.7	$1,293.8
Senior Notes	713.0	738.8	713.0	736.1
Senior Subordinated Notes	528.2	514.3	522.9	513.6

	$2,630.2	$2,615.5	$2,603.6	$2,543.5

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

As of March 31, 2012, our interest rate swap arrangements effectively convert $160.0 million of variable rate U.S. dollar-denominated debt and €110.0 million ($146.9 million on a U.S. dollar equivalent basis as of March 31, 2012) of variable rate Euro-denominated debt to fixed rates of interest. Our interest rate swap arrangements mature on December 31, 2012. The counterparty to our interest rate swap arrangements is a major financial institution. The Company monitors its asset or liability position under the interest rate swap arrangements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.

Foreign Currency Forward Contracts

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings.

The notional value of our outstanding foreign currency forward contracts was $120.2 million, and the fair value of the contracts was immaterial, as of March 31, 2012.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Tabular Disclosures

The following table presents the balance sheet classification and fair value of our material derivative instruments on a gross basis (in millions):

Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value
Derivatives not designated as hedging instruments
Interest rate swap arrangements	Accrued expenses	$10.2	Accrued expenses	$12.3

The following table presents the amount and classification of gains or losses recognized for our derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
		Three Months Ended
	Classification in	March 31,
	Statements of Operations	2012	2011
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$(3.5)	$(6.9)
Interest rate swap arrangements — unrealized	Interest expense	2.1	7.0

Total		$(1.4)	$0.1

(11) Comprehensive Income or Loss

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended March 31,
	2012	2011
Derivative instruments:
Provision arising during the period	—	(0.2)
Reclassification of benefit into earnings	(0.4)	(0.6)
Defined benefit plans:
Reclassification of benefit into earnings	(0.1)	—

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

				Accumulated
	Foreign			Other
	Currency	Derivative	Defined	Comprehensive
	Translation	Instruments	Benefit Plans	Income (Loss)
Balance at December 31, 2011	$(62.6)	$(5.2)	$(12.4)	$(80.2)
Net unrealized gain arising during the period	51.6	—	—	51.6
Reclassification of loss into earnings	—	0.6	0.2	0.8

Balance at March 31, 2012	$(11.0)	$(4.6)	$(12.2)	$(27.8)

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision to the competent German appellate court, and in December 2011, Merck KGaA’s appeal was denied. In February 2012, Merck KGaA appealed this decision to the German Federal Court of Justice. At March 31, 2012, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $17.1 million. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

We are also involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business and which include being named from time to time as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(13) Segment Financial Information

We report financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.

The following tables present selected segment financial information (in millions):

	Three Months Ended March 31,
	2012	2011
Net sales:
North American Lab	$597.9	$568.7
European Lab	413.7	400.1
Science Education	21.7	22.4

Total	$1,033.3	$991.2

Operating income (loss):
North American Lab	$36.9	$35.7
European Lab	38.6	33.4
Science Education	(4.6)	(4.4)

Total	70.9	64.7
Interest income	1.3	0.5
Interest expense	(49.6)	(48.0)
Other income (expense), net	(23.1)	(48.7)

Loss before income taxes	$(0.5)	$(31.5)

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

The following condensed consolidating financial statements present balance sheets, statements of comprehensive income or loss and statements of cash flows of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to the Company’s condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$37.0	$106.0	$—	$143.0
Compensating cash balance	—	—	246.2	—	246.2
Trade accounts receivable, net	—	3.1	586.1	—	589.2
Inventories	—	134.3	167.1	—	301.4
Other current assets	0.7	25.5	59.0	—	85.2
Intercompany receivables	24.4	306.4	3.0	(333.8)	—

Total current assets	25.1	506.3	1,167.4	(333.8)	1,365.0
Property and equipment, net	—	106.1	114.3	—	220.4
Goodwill	—	913.1	913.3	—	1,826.4
Other intangible assets, net	—	1,042.8	774.5	—	1,817.3
Deferred income taxes	193.1	—	10.4	(193.1)	10.4
Investment in subsidiaries	2,713.6	1,791.3	—	(4,504.9)	—
Other assets	24.1	28.4	5.5	—	58.0
Intercompany loans	1,022.9	93.6	267.0	(1,383.5)	—

Total assets	$3,978.8	$4,481.6	$3,252.4	$(6,415.3)	$5,297.5

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$93.2	$0.2	$183.3	$—	$276.7
Accounts payable	—	224.5	214.1	—	438.6
Accrued expenses	34.6	58.3	135.1	—	228.0
Intercompany payables	0.6	7.1	326.1	(333.8)	—

Total current liabilities	128.4	290.1	858.6	(333.8)	943.3
Long-term debt and capital lease obligations	2,604.3	1.9	95.6	—	2,701.8
Other long-term liabilities	—	43.8	92.7	—	136.5
Deferred income taxes	—	423.4	221.7	(193.1)	452.0
Intercompany loans	182.2	1,009.6	191.7	(1,383.5)	—

Total liabilities	2,914.9	1,768.8	1,460.3	(1,910.4)	4,233.6
Redeemable equity units	64.9	—	—	—	64.9
Total stockholders’ equity	999.0	2,712.8	1,792.1	(4,504.9)	999.0

Total liabilities, redeemable equity units and stockholders’ equity	$3,978.8	$4,481.6	$3,252.4	$(6,415.3)	$5,297.5

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$519.5	$520.9	$(7.1)	$1,033.3
Cost of goods sold	—	382.6	355.3	(7.1)	730.8

Gross profit	—	136.9	165.6	—	302.5
Selling, general and administrative expenses	0.5	119.4	127.1	(15.4)	231.6

Operating (loss) income	(0.5)	17.5	38.5	15.4	70.9
Interest expense, net of interest income	(37.2)	(8.9)	(2.2)	—	(48.3)
Other income (expense), net	(25.5)	1.9	15.9	(15.4)	(23.1)

(Loss) income before income taxes and equity in earnings of subsidiaries	(63.2)	10.5	52.2	—	(0.5)
Income tax benefit (provision)	20.4	(6.1)	(15.3)	—	(1.0)
Equity in earnings of subsidiaries, net of tax	41.3	36.9	—	(78.2)	—

Net (loss) income	$(1.5)	$41.3	$36.9	$(78.2)	$(1.5)

Comprehensive income	$50.9	$93.2	$88.8	$(182.0)	$50.9

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended March 31, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$506.9	$487.9	$(3.6)	$991.2
Cost of goods sold	—	377.6	332.4	(3.6)	706.4

Gross profit	—	129.3	155.5	—	284.8
Selling, general and administrative expenses	0.7	108.1	121.3	(10.0)	220.1

Operating (loss) income	(0.7)	21.2	34.2	10.0	64.7
Interest expense, net of interest income	(37.9)	(8.6)	(1.0)	—	(47.5)
Other income (expense), net	(50.3)	(2.1)	13.7	(10.0)	(48.7)

(Loss) income before income taxes and equity in earnings of subsidiaries	(88.9)	10.5	46.9	—	(31.5)
Income tax benefit (provision)	23.8	(6.6)	(12.3)	—	4.9
Equity in earnings of subsidiaries, net of tax	38.5	34.6	—	(73.1)	—

Net (loss) income	$(26.6)	$38.5	$34.6	$(73.1)	$(26.6)

Comprehensive income	$65.2	$129.6	$125.7	$(255.3)	$65.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(57.7)	$30.3	$47.0	$—	$19.6

Cash flows from investing activities:
Intercompany investing transactions	6.6	(1.6)	—	(5.0)	—
Acquisitions of businesses	—	—	(2.6)	—	(2.6)
Capital expenditures	—	(9.2)	(3.6)	—	(12.8)

Net cash provided by (used in) investing activities	6.6	(10.8)	(6.2)	(5.0)	(15.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(6.6)	1.6	5.0	—
Proceeds from debt	29.3	—	11.0	—	40.3
Repayment of debt	(32.8)	(0.1)	(30.3)	—	(63.2)
Other financing activities, net	54.6	(6.0)	(54.3)	—	(5.7)

Net cash provided by (used in) financing activities	51.1	(12.7)	(72.0)	5.0	(28.6)

Effect of exchange rate changes on cash	—	—	2.8	—	2.8

Net increase (decrease) in cash and cash equivalents	—	6.8	(28.4)	—	(21.6)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$—	$37.0	$106.0	$—	$143.0

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(62.1)	$36.3	$17.9	$—	$(7.9)

Cash flows from investing activities:
Intercompany investing transactions	(8.6)	5.0	—	3.6	—
Acquisitions of businesses	—	(56.4)	(1.7)	—	(58.1)
Capital expenditures	—	(4.6)	(2.0)	—	(6.6)

Net cash used in investing activities	(8.6)	(56.0)	(3.7)	3.6	(64.7)

Cash flows from financing activities:
Intercompany financing transactions	—	8.6	(5.0)	(3.6)	—
Proceeds from debt	196.0	—	0.1	—	196.1
Repayment of debt	(130.7)	—	(0.9)	—	(131.6)
Other financing activities, net	5.0	2.1	(5.2)	—	1.9

Net cash provided by (used in) financing activities	70.3	10.7	(11.0)	(3.6)	66.4

Effect of exchange rate changes on cash	—	—	7.2	—	7.2

Net (decrease) increase in cash and cash equivalents	(0.4)	(9.0)	10.4	—	1.0
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$1.5	$141.6	$—	$143.1

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions, and they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

You should understand that the following important factors, in addition to those discussed in “Item 1A — Risk Factors” and elsewhere in our most recently filed Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table summarizes our consolidated results of operations for each of the reporting periods:

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
Net sales	$1,033.3	$991.2	$42.1	4.2%
Operating income	70.9	64.7	6.2	9.6%
Net loss	(1.5)	(26.6)	25.1	(94.4)%

Our results of operations as summarized in the table above were impacted, in particular, by the following factors:

•

Modest improvements in net sales and operating income from comparable operations due, in part, to higher global sales volume from our industrial and education customers and a more favorable customer and product mix, partially offset by continuing negative industry-specific factors in the primary and secondary educational sectors in the United States. We continue to monitor cost reduction pressures within the pharmaceutical industry, results from which were relatively flat compared to the prior period when a relatively significant increase was observed;

•	Changes in foreign currency exchange rates, which generally weakened in 2012 as compared to the prior period, causing our reported growth to be less than comparable growth;

•	Favorable effects from foreign currency translation, including our recognition of smaller net unrealized translation losses on certain portions of our debt in 2012 compared to the prior period; and

•	Acquisitions of certain businesses, causing our reported growth to be greater than comparable growth.

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

Foreign Currency

We maintain operations primarily in North America and in Europe. Approximately one half of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling and the Canadian dollar. As a result, changes in our reported results include the impact of changes in foreign currency exchange rates. Our presentation of results from comparable operations in the following discussion and analysis excludes the impact of fluctuations in foreign exchange rates. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that removing the impact of fluctuations in foreign exchange rates provides a useful means to measure our operating performance.

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and related to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

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

•	On March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”), a scientific laboratory supply distributor operating in Poland.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

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

The Acquisitions were primarily funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment and the results of Alfalab, Trenka and PBI have been included in our European Lab segment, each from their respective dates of acquisition.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Results of Operations

Net Sales

The following table presents net sales and net sales changes by segment for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
North American Lab	$597.9	$568.7	$29.2	5.1%
European Lab	413.7	400.1	13.6	3.4%
Science Education	21.7	22.4	(0.7)	(3.1)%

Total	$1,033.3	$991.2	$42.1	4.2%

Net sales for the three months ended March 31, 2012, increased $42.1 million or 4.2% compared to the prior period. Changes in foreign currency exchange rates caused net sales to decrease by approximately $15.0 million. Acquisitions caused net sales to increase by approximately $47.3 million. Accordingly, net sales from comparable operations for the three months ended March 31, 2012 increased approximately $9.8 million or 1.0% compared to the prior period.

Net sales in our North American Lab segment for the three months ended March 31, 2012, increased $29.2 million or 5.1% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $38.4 million. Accordingly, net sales from comparable operations for the three months ended March 31, 2012, decreased approximately $9.2 million or 1.6% compared to the prior period. Net sales in our European Lab segment for the three months ended March 31, 2012, increased $13.6 million or 3.4% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to decrease by approximately $6.1 million. Accordingly, net sales from comparable operations for the three months ended March 31, 2012, increased approximately $19.7 million or 4.9% compared to the prior period.

Comparable net sales growth within our laboratory distribution businesses was primarily attributable to our European Lab segment performance, notably higher sales volume from industrial and education customers. Net sales of consumable products (including chemicals) increased by low single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) were flat to down slightly. Net sales to pharmaceutical and biotechnology customers were flat, while net sales to industrial and education customers increased by low to mid single-digit rates and net sales to governmental entities decreased by low single-digit rates.

Net sales in our Science Education segment for the three months ended March 31, 2012, decreased $0.7 million or 3.1% compared to the prior period. This decrease is primarily due to reductions in sales volume across our core science supplies businesses. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary educational sectors in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Gross profit	$302.5	$284.8
Percentage of net sales (gross margin)	29.3%	28.7%

Gross profit for the three months ended March 31, 2012, increased $17.7 million or 6.2% compared to the prior period. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $4.7 million. Acquisitions caused gross profit to increase by approximately $14.8 million. Accordingly, gross profit from comparable operations for the three months ended March 31, 2012, increased approximately $7.6 million or 2.7% compared to the prior period.

Consolidated gross margin for the three months ended March 31, 2012, increased approximately 60 basis points to 29.3% compared to the prior period. The increase in gross margin was principally driven by a more favorable customer and product mix in our North American Lab and European Lab segments partially offset by a deterioration of gross margin in our Science Education segment driven by negative industry-specific factors.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
SG&A expenses	$231.6	$220.1
Percentage of net sales	22.4%	22.2%

SG&A expenses for the three months ended March 31, 2012, increased $11.5 million or 5.2% compared to the prior period. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $3.9 million. Acquisitions caused SG&A expenses to increase by approximately $12.7 million. Accordingly, SG&A expenses from comparable operations for the three months ended March 31, 2012, increased approximately $2.7 million or 1.2% compared to the prior period. The increase in SG&A expenses from comparable operations is primarily attributable to increases in wage rates and related personnel costs.

Operating Income

The following table presents operating income and operating income changes by segment for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
North American Lab	$36.9	$35.7	$1.2	3.4%
European Lab	38.6	33.4	5.2	15.6%
Science Education	(4.6)	(4.4)	(0.2)	(4.5)%

Total	$70.9	$64.7	$6.2	9.6%

Operating income for the three months ended March 31, 2012, increased $6.2 million or 9.6% compared to the prior period. Changes in foreign currency exchange rates caused operating income to decrease approximately $0.8 million. Acquisitions caused operating income to increase approximately $2.1 million. Accordingly, operating income from comparable operations for the three months ended March 31, 2012, increased approximately $4.9 million or 7.6% compared to the prior period.

Operating income in our North American Lab segment for the three months ended March 31, 2012, increased $1.2 million or 3.4% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $2.1 million. Accordingly, operating income from comparable operations decreased approximately $0.9 million or 2.5% compared to the prior period. The decrease in operating income from comparable operations for the three months ended March 31, 2012, resulted from an increase in SG&A expenses of approximately $2.6 million from wage and related costs, mostly offset by an increase in gross profit of approximately $1.7 million due to a more favorable mix of sales.

Operating income in our European Lab segment for the three months ended March 31, 2012, increased $5.2 million or 15.6% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $0.8 million. Accordingly, operating income from comparable operations increased approximately $6.0 million or 18.0% compared to the prior period. The increase in operating income from comparable operations for the three months ended March 31, 2012, resulted from an increase in gross profit of approximately $7.2 million, due to higher sales volume and a more favorable mix of sales, partially offset by an increase in SG&A expenses of approximately $1.2 million.

Operating loss in our Science Education segment for the three months ended March 31, 2012, increased by $0.2 million or 4.5% compared to the prior period. The decrease in operating income resulted from a decrease in gross profit of $1.3 million, due to negative sales environment, partially offset by a decrease in SG&A expenses of $1.1 million, primarily due to ongoing cost reduction programs.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended March 31, 2012, was $48.3 million compared to $47.5 million in the prior period. The change in net interest expense was driven by fluctuations in foreign currency exchange rates and variable interest rates.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of foreign currency exchange gains and losses. For the three months ended March 31, 2012 and 2011, our net exchange losses were $23.1 million and $48.7 million, respectively.

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and related to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

Income Taxes

For the three months ended March 31, 2012, our income tax provision was $1.0 million as compared to an income tax benefit of $4.9 million in the prior period.

The tax provision recognized during the three months ended March 31, 2012 is primarily the result of taxes on operating profits in our foreign operations, partially offset by domestic net operating losses, including the recognition of significant net exchange losses and interest expense as well as an increase in certain valuation allowances. The tax benefit recognized during the three months ended March 31, 2011 is primarily the result of domestic net operating losses, including the recognition of significant net exchange losses and interest expense, partially offset by taxes on operating profits in our foreign operations.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results.

See Note 10(a) in “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011, for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate.

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

As of March 31, 2012, we had $143.0 million of cash and cash equivalents on hand and our compensating cash balance totaled $246.2 million. We had $2,978.5 million of outstanding indebtedness as of March 31, 2012, comprised of $1,389.0 million of indebtedness under our Senior Secured Credit Facility, $713.0 million under our Senior Notes, $528.2 million under our Senior Subordinated Notes, $81.0 million under our A/R Facility, $246.2 million of compensating cash indebtedness and $21.1 million of other indebtedness.

We had aggregate unused availability of $286.4 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of March 31, 2012. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three months ended March 31, 2012 were $111.2 million. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility does not contain any financial maintenance covenants that require the Company to comply with specified financial ratios or tests, such as a minimum interest expense coverage ratio or a maximum leverage ratio, unless the Company wishes to make certain acquisitions, incur additional indebtedness associated with certain acquisitions or make certain restricted payments. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of March 31, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the Senior Notes and Senior Subordinated Notes and the A/R Facility.

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

Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at 105.125% of their aggregate principal amount. This redemption price will be reduced to 102.5625% and 100% of their aggregate principal amount beginning on July 15, 2012 and 2013, respectively. We continuously monitor the capital markets to determine whether the Senior Notes or the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of March 31, 2012, $90.6 million of our $143.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

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

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities, excluding working capital changes	$40.1	$37.3
Cash flows from working capital changes, net	(20.5)	(45.2)

Cash flows from operating activities	$19.6	$(7.9)

Cash flows from operating activities for the three months ended March 31, 2012 increased $27.5 million to a source of cash of $19.6 million from a use of cash of $7.9 million during the prior period. The increase in cash flows from operating activities was primarily attributable to improvements in cash flows from working capital components.

Cash flows from working capital components for the three months ended March 31, 2012 increased $24.7 million to a use of cash of $20.5 million. Cash flows from trade accounts receivable increased $20.9 million to a use of cash of $22.6 million due to improvements in customer collections, partially offset by higher sales volume in 2012. Cash flows from trade accounts payable increased $4.4 million to a source of cash of $12.8 million primarily due to timing. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable and accrued expenses from period to period. Cash flows from other working capital components were relatively flat.

Investing Activities

Cash flows from investing activities for the three months ended March 31, 2012 increased $49.3 million to a use of cash of $15.4 million from a use of cash of $64.7 million during the prior period. The increase in cash flows from investing activities was primarily attributable to lower funding of business acquisitions. Capital expenditures increased in 2012 from 2011 reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $50 million of capital expenditures in 2012.

Financing Activities

Cash flows from financing activities for the three months ended March 31, 2012 decreased $95.0 million to a use of cash of $28.6 million from a source of cash of $66.4 million during the prior period. Cash used in financing activities for the three months ended March 31, 2012 was primarily attributable to $20.0 million of net repayments of principal under our A/R Facility. Cash provided by financing activities for the three months ended March 31, 2012 was primarily attributable to the funding of business acquisitions.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Commitments and Contingencies

Refer to Note 15 in “Item 8 — Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2011, and Note 12 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, for a description of the Company’s critical accounting policies.

New Accounting Standards

See Note 2 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2011, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2012.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings and matters, see Note 12 under “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 that could affect our business, results of operations and financial condition.

Item 6. Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2012

10.2	Form of Incentive Unit Grant Agreement	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
	Name:	Theresa A. Balog
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	May 9, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.