Form 10-Q
period 2012-06-30
VWR Funding, Inc.
filed 2012-08-08
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of June 30, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 8, 2012, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$148.6	$164.6
Compensating cash balance	103.8	185.4
Trade accounts receivable, less reserves of $11.8 and $10.5, respectively	602.6	556.2
Other receivables	47.4	54.5
Inventories	324.9	310.6
Other current assets	36.4	30.4

Total current assets	1,263.7	1,301.7
Property and equipment, net	224.7	210.0
Goodwill	1,799.5	1,795.1
Other intangible assets, net	1,770.2	1,815.2
Deferred income taxes	8.5	10.3
Other assets	64.6	57.4

Total assets	$5,131.2	$5,189.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$132.1	$214.5
Accounts payable	438.4	426.1
Accrued expenses	247.5	252.6

Total current liabilities	818.0	893.2
Long-term debt and capital lease obligations	2,703.8	2,694.2
Other long-term liabilities	134.6	129.0
Deferred income taxes	459.3	458.6

Total liabilities	4,115.7	4,175.0
Redeemable equity units	60.9	53.9
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,351.0	1,359.5
Accumulated deficit	(285.4)	(318.5)
Accumulated other comprehensive loss	(111.0)	(80.2)

Total stockholders’ equity	954.6	960.8

Total liabilities, redeemable equity units and stockholders’ equity	$5,131.2	$5,189.7

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,022.8	$1,042.1	$2,056.1	$2,033.3
Cost of goods sold	731.1	748.4	1,461.9	1,454.8

Gross profit	291.7	293.7	594.2	578.5
Selling, general and administrative expenses	228.0	229.8	459.6	449.9

Operating income	63.7	63.9	134.6	128.6
Interest income	—	0.7	1.3	1.2
Interest expense	(49.2)	(52.6)	(98.8)	(100.6)
Other income (expense), net	43.0	(14.3)	19.9	(63.0)

Income (loss) before income taxes	57.5	(2.3)	57.0	(33.8)
Income tax provision	(22.9)	(6.3)	(23.9)	(1.4)

Net income (loss)	$34.6	$(8.6)	$33.1	$(35.2)

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$34.6	$(8.6)	$33.1	$(35.2)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(83.9)	28.9	(32.3)	119.3
Derivative instruments:
Net unrealized gain (loss) arising during the period	0.1	(0.9)	0.1	(0.5)
Reclassification adjustment for losses included in earnings	0.4	1.2	1.0	2.2
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.2	0.2	0.4	0.2

Other comprehensive (loss) income	(83.2)	29.4	(30.8)	121.2

Comprehensive (loss) income	$(48.6)	$20.8	$2.3	$86.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Six Months Ended June 30, 2012

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 31, 2011	1,000	$—	$1,359.5	$(318.5)	$(80.2)	$960.8
Capital contributions from parent	—	—	0.2	—	—	0.2
Share-based compensation expense associated with our parent company equity plan	—	—	0.5	—	—	0.5
Reclassifications of redeemable equity units	—	—	(9.2)	—	—	(9.2)
Net income	—	—	—	33.1	—	33.1
Other comprehensive loss	—	—	—	—	(30.8)	(30.8)

Balance at June 30, 2012	1,000	$—	$1,351.0	$(285.4)	$(111.0)	$954.6

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$33.1	$(35.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60.3	59.6
Net unrealized translation (gain) loss	(21.6)	64.2
Net unrealized gain on interest rate swaps	(5.5)	(11.0)
Share-based compensation expense	0.5	1.8
Amortization of debt issuance costs	5.2	4.8
Deferred income tax provision (benefit)	1.1	(13.6)
Other, net	2.5	2.7
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(44.8)	(38.4)
Inventories	(11.4)	(1.3)
Other current and non-current assets	(0.7)	(0.2)
Accounts payable	(13.2)	1.1
Accrued expenses and other liabilities	8.8	1.0

Net cash provided by operating activities	14.3	35.5

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(44.5)	(89.0)
Capital expenditures	(29.0)	(16.1)

Net cash used in investing activities	(73.5)	(105.1)

Cash flows from financing activities:
Proceeds from debt	202.5	328.5
Repayment of debt	(170.0)	(266.4)
Net change in bank overdrafts	(60.8)	59.6
Net change in compensating cash balance	81.6	(50.3)
Proceeds from equity incentive plans	0.2	1.7
Debt issuance costs	(5.0)	—
Repurchase of redeemable equity units	(4.0)	(0.5)

Net cash provided by financing activities	44.5	72.6

Effect of exchange rate changes on cash	(1.3)	9.5

Net (decrease) increase in cash and cash equivalents	(16.0)	12.5
Cash and cash equivalents beginning of period	164.6	142.1

Cash and cash equivalents end of period	$148.6	$154.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$80.9	$103.3
Cash paid for income taxes, net	13.4	10.0

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by segment (in millions):

	North	European	Science
	American Lab	Lab	Education	Total
Balance at December 31, 2011	$1,007.4	$787.7	$—	$1,795.1
Acquisitions	0.3	24.1	—	24.4
Currency translation	0.2	(20.2)	—	(20.0)

Balance at June 30, 2012	$1,007.9	$791.6	$—	$1,799.5

The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	June 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
North American Lab	$1,103.4	$95.5	$1,007.9	$1,102.9	$95.5	$1,007.4
European Lab	791.6	—	791.6	787.7	—	787.7
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$1,994.8	$195.3	$1,799.5	$1,990.4	$195.3	$1,795.1

The following table presents the components of other intangible assets (in millions):

	June 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$813.6	$195.7	$617.9	$813.2	$173.9	$639.3
European Lab	468.8	117.3	351.5	469.0	107.3	361.7
Science Education	131.0	32.8	98.2	131.0	29.5	101.5
Chemical supply agreement	50.3	36.0	14.3	51.7	33.2	18.5
Other	30.3	12.2	18.1	27.9	10.5	17.4

Total amortizable intangible assets	1,494.0	394.0	1,100.0	1,492.8	354.4	1,138.4
Indefinite-lived intangible assets:
Trademarks and tradenames	670.2	—	670.2	676.8	—	676.8

Total other intangible assets	$2,164.2	$394.0	$1,770.2	$2,169.6	$354.4	$1,815.2

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$22.1	$22.1	$44.2	$43.4

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

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a leading distributor of laboratory equipment and products in Italy.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•

On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, The Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment and the results of Alfalab, Trenka, PBI and VITRUM have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price for the Acquisitions was approximately $215.7 million. In the aggregate, the assets acquired and liabilities assumed in the Acquisitions were comprised of $37.9 million of net tangible assets, $83.8 million of intangible assets, and a residual amount of $94.0 million allocated to goodwill. The purchase price allocations for the acquisitions of Anachemia, LabPartner, PBI, VITRUM and basan are preliminary and may be adjusted subsequently.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,030.9	$1,091.4	$2,080.3	$2,142.1
Income (loss) before income taxes	58.3	0.6	59.2	(27.4)

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

The following table presents the carrying value of our debt obligations (in millions):

	June 30,	December 31,
	2012	2011
Senior Secured Credit Facility	$1,340.2	$1,367.7
Senior Notes	713.0	713.0
Senior Subordinated Notes	518.4	522.9
A/R Facility	141.0	101.0
Compensating cash balance	103.8	185.4
Capital lease obligations	18.5	17.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	—	0.5

Total debt	2,835.9	2,908.7
Less current portion	(132.1)	(214.5)

Long term-portion	$2,703.8	$2,694.2

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €582.0 million ($732.7 million on a U.S. dollar equivalent basis as of June 30, 2012), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $596.6 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our Euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated.

Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and will be recognized as expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

As of June 30, 2012, an aggregate U.S. dollar equivalent of $10.9 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans denominated in British pounds sterling of £7.0 million. In addition, we had $2.8 million of undrawn letters of credit outstanding. As of June 30, 2012, we had $227.6 million of available borrowing capacity under the multi-currency revolving loan facility.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Maturity; Prepayments

The non-extended portion of our term loans will mature on June 29, 2014, and the Extended Term Loans will mature the earlier of (1) April 3, 2017 or (2) ninety-one days prior to the maturity date of the Senior Notes (the “Senior Notes Maturity Date”) (i.e. April 15, 2015), if the aggregate principal amount of Senior Notes outstanding on that date exceeds $100 million.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on the earlier of (1) April 3, 2016, (2) the date that is ninety-one days prior to the non-extended term loan maturity date (i.e. March 30, 2014) if the aggregate principal amount of the non-extended term loans outstanding on that date exceeds $100 million, or (3) the date that is ninety-one days prior to the Senior Notes Maturity Date (i.e. April 15, 2015) if the aggregate principal amount of Senior Notes outstanding on that date exceeds $100 million.

Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of Extended Term Loans being prepaid will be imposed upon any prepayment of Extended Term Loans if such prepayment is made in connection with the incurrence of any new long-term financing incurred primarily for the purpose of repaying or refinancing the Extended Term Loans prior to the first anniversary of the Amendment (i.e. June 4, 2013).

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

Interest

At our election, the interest rates on all U.S. dollar loans, other than swingline loans, may generally be based on either (1) the then applicable British Bankers Association London Interbank Offered Rate (commonly known as U.S. Libor) plus a variable margin, or (2) the then applicable alternate base rate (defined as the greater of the U.S. Prime lending rate or the Federal Funds effective rate plus 0.5%) plus a variable margin. Swingline loans will be denominated only in U.S. dollars and based on the alternate base rate plus a variable margin. All loans denominated in Euros will generally be based on the then applicable interest rate determined by the Banking Federation of the European Union (commonly known as the Euribor rate) plus a variable margin. All loans denominated in currencies other than U.S. dollars and Euros will generally be based on the then applicable London Interbank Offered Rate for each respective loan and currency of denomination plus a variable margin. Pricing on the Company’s Extended Revolving Commitments is subject to reductions upon achievement of certain financial ratios.

As of June 30, 2012, the weighted average interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 3.46% and 4.47%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 4.37%. As of June 30, 2012, the weighted average interest rates include a variable margin of 2.50% for the non-extended term loans, 4.25% for the Extended Dollar Term Loans, 4.50% for the Extended Euro Term Loans and 3.75% on loans outstanding under the Extended Revolving Commitments. See Note 10(c) for information on our interest rate swap arrangements.

Fees

The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) a commitment fee equal to 0.375% per year on the unused portion of the multi-currency revolving loan facility (subject to two step downs if certain net leverage ratios are met), (2) letter of credit fees consisting of a participation fee (equal to the then applicable Euro dollar variable margin on the multi-currency revolving loan facility times any outstanding letters of credit), (3) a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and (4) administrative fees.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Amendment includes a financial maintenance covenant for the benefit of the Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. As of June 30, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The Company may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed (1) revolving commitments in the amount of non-extended revolving commitments once such non-extended revolving commitments have been (or are concurrently) terminated, plus (2) term loan facilities in the amount of non-extended term loans to the extent such non-extended term loans have been (or are concurrently) terminated, plus (3) the lesser of (x) $300.0 million or (y) the maximum amount at such time that could be incurred without causing the Total Net Leverage Ratio (as defined) to exceed 9.50:1.00 on a pro forma basis as of the last day of the most recent determination period, in each case, subject to certain other restrictions contained in the Amendment.

(b) Senior Notes and Senior Subordinated Notes

The Senior Notes, which amount to $713.0 million as of June 30, 2012, will mature on July 15, 2015. Interest on the Senior Notes is payable twice a year on January 15 and July 15 at a rate of 10.25% per annum.

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($159.7 million on a U.S. dollar equivalent basis as of June 30, 2012) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at 105.125% of their aggregate principal amount. This redemption price was reduced to 102.5625% of their aggregate principal amount on July 15, 2012, and will be reduced to 100% of their aggregate principal amount beginning on July 15, 2013.

The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. As of June 30, 2012, the Company was in compliance with the indentures and related requirements governing the Senior Notes and Senior Subordinated Notes.

(c) A/R Facility

The A/R Facility provides for funding in an aggregate principal amount not to exceed $200.0 million and will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC (“VWR”), VWR Receivables Funding, LLC (“VRF”) in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions (the “A/R Purchasers”) in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

As of June 30, 2012, $141.0 million was outstanding under the A/R Facility, we had $11.0 million of undrawn letters of credit outstanding, and we had $17.8 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible trade accounts receivable. As of June 30, 2012, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.79%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of June 30, 2012, the Company was in compliance with the covenants under the A/R Facility.

(d) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of June 30, 2012, our compensating cash balance was $103.8 million.

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

(6) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency exchange gains (losses), net	$43.7	$(14.3)	$20.6	$(63.0)
Other	(0.7)	—	(0.7)	—

	$43.0	$(14.3)	$19.9	$(63.0)

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

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	2.2	2.4	4.4	4.8
Expected return on plan assets	(3.6)	(3.0)	(7.2)	(6.1)
Recognized net actuarial gain	—	(0.1)	—	(0.2)

Net periodic pension income	$(1.2)	$(0.6)	$(2.4)	$(1.2)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	1.5	1.6	3.0	3.1
Expected return on plan assets	(1.0)	(1.1)	(2.0)	(2.2)
Recognized net actuarial loss	0.2	0.2	0.5	0.3

Net periodic pension cost	$1.2	$1.3	$2.5	$2.4

The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2012, and expects to make no contributions during the remainder of 2012. The Company made aggregate contributions to the German, French and UK Plans of $0.5 million during the six months ended June 30, 2012, and expects to make additional contributions of $0.5 million during the remainder of 2012.

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

On March 30, 2012, Holdings entered into agreements to grant Incentive Units to certain of the Company’s Management Investors. The Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated, in accordance with the provisions of the Holdings’ Securityholders Agreement, subject to certain adjustments.

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

The grant date fair value of each Incentive Unit was estimated using an option valuation model and assumes the performance target will be achieved. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of Incentive Units were three years, 43% and 0.51%, respectively, and the model also incorporated an assumption of a 28% discount for lack of marketability. The aggregate grant date fair value of the Incentive Units was estimated to be $0.2 million for which the portion that is probable of achievement is expected to be recognized over a period of three years.

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense	$0.2	$0.9	$0.5	$1.8

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

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2011	$53.9
Reclassifications from permanent equity, net	9.2
Reclassifications to accrued expenses upon notification of redemption	(2.2)

Balance at June 30, 2012	$60.9

(9) Income Taxes

(a) Income Tax Provision

The following table presents income (loss) before income taxes and income tax provision for each of the reporting periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income taxes	$57.5	$(2.3)	$57.0	$(33.8)
Income tax provision	(22.9)	(6.3)	(23.9)	(1.4)

The tax provisions recognized during the three and six months ended June 30, 2012 are primarily the result of taxes on operating profits in our foreign operations and net exchange gains recognized in our domestic operations. The tax provisions recognized during the three and six months ended June 30, 2011, are comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.

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

During the six months ended June 30, 2012, the Company’s reserve for unrecognized tax benefits increased by $7.7 million primarily as a result of tax positions we expect to take across various jurisdictions in 2012. During the six months ended June 30, 2011, the Company withdrew a foreign tax refund claim, which resulted in a reduction of this reserve of $1.2 million.

While it is reasonably possible that the amount of unrecognized tax benefits ($38.8 million as of June 30, 2012) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

Our financial instruments, other than our trade accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our interest rate swap arrangements and foreign currency forward contracts, contain off-balance-sheet risk.

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

The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$6.8	$—	$6.8	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$12.3	$—	$12.3	$—

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,340.2	$1,314.3	$1,367.7	$1,293.8
Senior Notes	713.0	730.8	713.0	736.1
Senior Subordinated Notes	518.4	500.3	522.9	513.6

	$2,571.6	$2,545.4	$2,603.6	$2,543.5

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

As of June 30, 2012, our interest rate swap arrangements effectively convert $160.0 million of variable rate U.S. dollar-denominated debt and €110.0 million ($138.5 million on a U.S. dollar equivalent basis as of June 30, 2012) of variable rate Euro-denominated debt to fixed rates of interest. Our interest rate swap arrangements mature on December 31, 2012. The counterparty to our interest rate swap arrangements is a major financial institution. The Company monitors its asset or liability position under the interest rate swap arrangements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.

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

The notional value of our outstanding foreign currency forward contracts was $96.6 million, and the fair value of the contracts was immaterial, as of June 30, 2012.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Tabular Disclosures

The following table presents the balance sheet classification and fair value of our material derivative instruments on a gross basis (in millions):

Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value
Derivatives not designated as hedging instruments
Interest rate swap arrangements	Accrued expenses	$6.8	Accrued expenses	$12.3

The following table presents the amount and classification of gains or losses recognized for our derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
	Classification in	June 30,		June 30,
	Statements of Operations	2012	2011	2012	2011
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$(3.5)	$(7.3)	$(7.0)	$(14.4)
Interest rate swap arrangements — unrealized	Interest expense	3.4	4.0	5.5	11.0

Total		$(0.1)	$(3.3)	$(1.5)	$(3.4)

(11) Comprehensive Income or Loss

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivative instruments:
(Provision) benefit arising during the period	$(0.1)	$0.6	$(0.1)	$0.4
Reclassification of benefit into earnings	(0.2)	(0.8)	(0.6)	(1.4)
Defined benefit plans:
Reclassification of benefit into earnings	—	(0.1)	(0.1)	(0.1)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

				Accumulated
	Foreign			Other
	Currency	Derivative	Defined	Comprehensive
	Translation	Instruments	Benefit Plans	Income (Loss)
Balance at December 31, 2011	$(62.6)	$(5.2)	$(12.4)	$(80.2)
Net unrealized (loss) gain arising during the period	(32.3)	0.1	—	(32.2)
Reclassification of loss into earnings	—	1.0	0.4	1.4

Balance at June 30, 2012	$(94.9)	$(4.1)	$(12.0)	$(111.0)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(12) Commitments and Contingencies

(a) Contingencies

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision to the competent German appellate court, and in December 2011, Merck KGaA’s appeal was denied. In February 2012, Merck KGaA appealed this decision to the German Federal Court of Justice. At June 30, 2012, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $14.3 million. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Employment Agreements

John M. Ballbach and the Board of Directors (the “Board”) of the Company have agreed that effective July 25, 2012, Mr. Ballbach would no longer be serving as Chairman, President and Chief Executive Officer of the Company or as a member of the Board. In connection with Mr. Ballbach’s departure, the Company and Mr. Ballbach entered into a General Release (the “Release Agreement”). Pursuant to the Release Agreement, Mr. Ballbach will receive (1) cash severance payments in the amount of $5.2 million, payable in equal installments over 12 months and (2) payment of continued health benefits for a period of 18 months, in exchange for a general release of all claims, including all obligations under his employment agreement, to the Company and for agreeing to provide consulting services to the Company for six months. In accordance with the Holdings Equity Plan, the Company expects to exercise its option to repurchase all equity interests held by Mr. Ballbach during the second half of 2012, for an aggregate purchase price of $9.1 million.

Effective July 25, 2012, the Board appointed Harry M. Jansen Kraemer, Jr. as Chairman of the Board, and further appointed Manuel Brocke-Benz, the Company’s current Senior Vice President and Managing Director of Europe, Lab and Distribution Services, to serve as the Company’s interim Chief Executive Officer.

(13) Segment Financial Information

We report financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.

The following tables present selected segment financial information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
North American Lab	$599.6	$600.4	$1,197.5	$1,169.1
European Lab	396.3	416.0	810.0	816.1
Science Education	26.9	25.7	48.6	48.1

Total	$1,022.8	$1,042.1	$2,056.1	$2,033.3

Operating income (loss):
North American Lab	$35.4	$37.7	$72.3	$73.4
European Lab	29.2	29.6	67.8	63.0
Science Education	(0.9)	(3.4)	(5.5)	(7.8)

Total	63.7	63.9	134.6	128.6
Interest income	—	0.7	1.3	1.2
Interest expense	(49.2)	(52.6)	(98.8)	(100.6)
Other income (expense), net	43.0	(14.3)	19.9	(63.0)

Income (loss) before income taxes	$57.5	$(2.3)	$57.0	$(33.8)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(14) Condensed Consolidating Financial Information

The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to our Senior Notes. The Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies. The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$1.4	$21.9	$125.3	$—	$148.6
Compensating cash balance	—	0.7	103.1	—	103.8
Trade accounts receivable, net	—	2.1	600.5	—	602.6
Inventories	—	161.4	163.5	—	324.9
Other current assets	0.7	26.8	56.3	—	83.8
Intercompany receivables	29.4	338.5	3.0	(370.9)	—

Total current assets	31.5	551.4	1,051.7	(370.9)	1,263.7
Property and equipment, net	—	115.2	109.5	—	224.7
Goodwill	—	912.6	886.9	—	1,799.5
Other intangible assets, net	—	1,031.5	738.7	—	1,770.2
Deferred income taxes	166.0	—	8.5	(166.0)	8.5
Investment in subsidiaries	2,653.5	1,703.9	—	(4,357.4)	—
Other assets	26.8	30.3	7.5	—	64.6
Intercompany loans	1,013.5	83.8	221.3	(1,318.6)	—

Total assets	$3,891.3	$4,428.7	$3,024.1	$(6,212.9)	$5,131.2

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$42.3	$0.1	$89.7	$—	$132.1
Accounts payable	0.3	235.4	202.7	—	438.4
Accrued expenses	60.3	62.9	124.3	—	247.5
Intercompany payables	2.2	8.0	360.7	(370.9)	—

Total current liabilities	105.1	306.4	777.4	(370.9)	818.0
Long-term debt and capital lease obligations	2,546.9	1.9	155.0	—	2,703.8
Other long-term liabilities	—	46.4	88.2	—	134.6
Deferred income taxes	—	415.0	210.3	(166.0)	459.3
Intercompany loans	223.8	1,006.3	88.5	(1,318.6)	—

Total liabilities	2,875.8	1,776.0	1,319.4	(1,855.5)	4,115.7
Redeemable equity units	60.9	—	—	—	60.9
Total stockholders’ equity	954.6	2,652.7	1,704.7	(4,357.4)	954.6

Total liabilities, redeemable equity units and stockholders’ equity	$3,891.3	$4,428.7	$3,024.1	$(6,212.9)	$5,131.2

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended June 30, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$536.5	$495.3	$(9.0)	$1,022.8
Cost of goods sold	—	398.6	341.5	(9.0)	731.1

Gross profit	—	137.9	153.8	—	291.7
Selling, general and administrative expenses	1.4	110.0	134.1	(17.5)	228.0

Operating (loss) income	(1.4)	27.9	19.7	17.5	63.7
Interest expense, net of interest income	(38.4)	(6.1)	(4.7)	—	(49.2)
Other income (expense), net	45.3	18.9	(3.7)	(17.5)	43.0

Income before income taxes and equity in earnings of subsidiaries	5.5	40.7	11.3	—	57.5
Income tax benefit (provision)	2.8	(20.3)	(5.4)	—	(22.9)
Equity in earnings of subsidiaries, net of tax	26.3	5.9	—	(32.2)	—

Net income	$34.6	$26.3	$5.9	$(32.2)	$34.6

Comprehensive loss	$(48.6)	$(57.4)	$(77.8)	$135.2	$(48.6)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended June 30, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$538.7	$506.5	$(3.1)	$1,042.1
Cost of goods sold	—	402.9	348.6	(3.1)	748.4

Gross profit	—	135.8	157.9	—	293.7
Selling, general and administrative expenses	0.7	109.1	129.7	(9.7)	229.8

Operating (loss) income	(0.7)	26.7	28.2	9.7	63.9
Interest expense, net of interest income	(41.9)	(8.8)	(1.2)	—	(51.9)
Other income (expense), net	(14.6)	2.8	7.2	(9.7)	(14.3)

(Loss) income before income taxes and equity in earnings of subsidiaries	(57.2)	20.7	34.2	—	(2.3)
Income tax benefit (provision)	15.3	(11.7)	(9.9)	—	(6.3)
Equity in earnings of subsidiaries, net of tax	33.3	24.3	—	(57.6)	—

Net (loss) income	$(8.6)	$33.3	$24.3	$(57.6)	$(8.6)

Comprehensive income	$20.8	$61.9	$52.9	$(114.8)	$20.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Six Months Ended June 30, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,056.0	$1,016.2	$(16.1)	$2,056.1
Cost of goods sold	—	781.2	696.8	(16.1)	1,461.9

Gross profit	—	274.8	319.4	—	594.2
Selling, general and administrative expenses	1.9	229.4	261.2	(32.9)	459.6

Operating (loss) income	(1.9)	45.4	58.2	32.9	134.6
Interest expense, net of interest income	(75.6)	(15.0)	(6.9)	—	(97.5)
Other income (expense), net	19.8	20.8	12.2	(32.9)	19.9

(Loss) income before income taxes and equity in earnings of subsidiaries	(57.7)	51.2	63.5	—	57.0
Income tax benefit (provision)	23.2	(26.4)	(20.7)	—	(23.9)
Equity in earnings of subsidiaries, net of tax	67.6	42.8	—	(110.4)	—

Net income	$33.1	$67.6	$42.8	$(110.4)	$33.1

Comprehensive income	$2.3	$35.8	$11.0	$(46.8)	$2.3

Condensed Consolidating Statement of Comprehensive Income or Loss

Six Months Ended June 30, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$1,045.6	$994.4	$(6.7)	$2,033.3
Cost of goods sold	—	780.5	681.0	(6.7)	1,454.8

Gross profit	—	265.1	313.4	—	578.5
Selling, general and administrative expenses	1.4	217.2	251.0	(19.7)	449.9

Operating (loss) income	(1.4)	47.9	62.4	19.7	128.6
Interest expense, net of interest income	(79.8)	(17.4)	(2.2)	—	(99.4)
Other income (expense), net	(64.9)	0.7	20.9	(19.7)	(63.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(146.1)	31.2	81.1	—	(33.8)
Income tax benefit (provision)	39.1	(18.3)	(22.2)	—	(1.4)
Equity in earnings of subsidiaries, net of tax	71.8	58.9	—	(130.7)	—

Net (loss) income	$(35.2)	$71.8	$58.9	$(130.7)	$(35.2)

Comprehensive income	$86.0	$191.5	$178.6	$(370.1)	$86.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(63.5)	$19.1	$58.7	$—	$14.3

Cash flows from investing activities:
Intercompany investing transactions	74.4	52.5	—	(126.9)	—
Acquisitions of businesses	—	0.8	(45.3)	—	(44.5)
Capital expenditures	—	(22.7)	(6.3)	—	(29.0)

Net cash provided by (used in) investing activities	74.4	30.6	(51.6)	(126.9)	(73.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(74.4)	(52.5)	126.9	—
Proceeds from debt	130.9	—	71.6	—	202.5
Repayment of debt	(138.2)	(0.2)	(31.6)	—	(170.0)
Other financing activities, net	(2.2)	16.6	(2.4)	—	12.0

Net cash (used in) provided by financing activities	(9.5)	(58.0)	(14.9)	126.9	44.5

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Net increase (decrease) in cash and cash equivalents	1.4	(8.3)	(9.1)	—	(16.0)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$1.4	$21.9	$125.3	$—	$148.6

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(87.6)	$88.5	$34.6	$—	$35.5

Cash flows from investing activities:
Intercompany investing transactions	31.4	3.1	—	(34.5)	—
Acquisitions of businesses	(28.0)	(56.4)	(4.6)	—	(89.0)
Capital expenditures	—	(9.9)	(6.2)	—	(16.1)

Net cash provided by (used in) investing activities	3.4	(63.2)	(10.8)	(34.5)	(105.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(31.4)	(3.1)	34.5	—
Proceeds from debt	327.4	—	1.1	—	328.5
Repayment of debt	(265.1)	—	(1.3)	—	(266.4)
Other financing activities, net	21.5	9.5	(20.5)	—	10.5

Net cash provided by (used in) financing activities	83.8	(21.9)	(23.8)	34.5	72.6

Effect of exchange rate changes on cash	—	—	9.5	—	9.5

Net (decrease) increase in cash and cash equivalents	(0.4)	3.4	9.5	—	12.5
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$13.9	$140.7	$—	$154.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions; and, they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

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

The following table summarizes our consolidated results of operations for each of the reporting periods:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
Net sales	$1,022.8	$1,042.1	$(19.3)	(1.9)%	$2,056.1	$2,033.3	$22.8	1.1%
Operating income	63.7	63.9	(0.2)	(0.3)%	134.6	128.6	6.0	4.7%
Net income (loss)	34.6	(8.6)	43.2	502.3%	33.1	(35.2)	68.3	194.0%

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•

Acquisitions of certain businesses in our North American and European Lab segments, causing our reported growth to be greater than comparable growth and causing our reported declines to be lesser than comparable declines;

•

Changes in foreign currency exchange rates, which generally weakened in the 2012 periods as compared to the prior periods, causing our reported growth to be lesser than comparable growth and causing our reported declines to be greater than comparable declines;

•

Favorable effects from foreign currency translation, including our recognition of significant net unrealized translation gains on certain portions of our Euro-denominated debt in the 2012 periods compared to the prior periods when significant net unrealized translation losses were experienced;

•

A reduction in overall sales volume during the 2012 periods, in particular within our North American Lab segment, due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012; and

•	Favorable customer and product mix during the 2012 periods, substantially offsetting decreases in sales volume.

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

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a leading distributor of laboratory equipment and products in Italy.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•

On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, The Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia and LabPartner have been included in our North American Lab segment and the results of Alfalab, Trenka, PBI and VITRUM have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Results of Operations

Net Sales

The following table presents net sales and net sales changes by segment for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
North American Lab	$599.6	$600.4	$(0.8)	(0.1)%	$1,197.5	$1,169.1	$28.4	2.4%
European Lab	396.3	416.0	(19.7)	(4.7)%	810.0	816.1	(6.1)	(0.7)%
Science Education	26.9	25.7	1.2	4.7%	48.6	48.1	0.5	1.0%

Total	$1,022.8	$1,042.1	$(19.3)	(1.9)%	$2,056.1	$2,033.3	$22.8	1.1%

Net sales for the three and six months ended June 30, 2012, decreased $19.3 million or 1.9% and increased $22.8 million or 1.1%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused net sales to decrease by approximately $45.9 million and decrease by approximately $60.9 million for the three and six months ended June 30, 2012, respectively. Acquisitions caused net sales to increase by approximately $42.0 million and increase by approximately $89.3 million for the three and six months ended June 30, 2012, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2012, decreased approximately $15.4 million or 1.5% and decreased approximately $5.6 million or 0.3%, respectively, compared to the prior periods. The decreases in net sales from comparable operations are primarily due to reductions in sales volume during the 2012 periods due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012. We continue to monitor cost reduction pressures within the pharmaceutical industry.

Net sales in our North American Lab segment for the three and six months ended June 30, 2012, decreased $0.8 million or 0.1% and increased $28.4 million or 2.4%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $25.8 million and increase by approximately $64.2 million for the three and six months ended June 30, 2012, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2012, decreased approximately $26.6 million or 4.4% and decreased approximately $35.8 million or 3.1%, respectively, compared to the prior periods. Net sales of consumable products (including chemicals) decreased by low to mid single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by mid single-digit rates. Net sales to pharmaceutical (including biotechnology) customers and governmental entities decreased by high single-digit rates and net sales to education customers decreased by low to mid single-digit rates, while net sales to industrial and other customers increased by low single-digit rates.

Net sales in our European Lab segment for the three and six months ended June 30, 2012, decreased $19.7 million or 4.7% and decreased $6.1 million or 0.7%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to decrease by approximately $29.7 million and decrease by approximately $35.8 million, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2012, increased approximately $10.0 million or 2.4% and increased approximately $29.7 million or 3.6%, respectively, compared to the prior periods. Net sales of consumable products (including chemicals) and capital goods (including equipment, instruments and furniture) increased by low to mid single-digit rates. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by mid single-digit rates and net sales to education customers increased by high single-digit rates, while net sales to governmental entities decreased by low single-digit rates.

Net sales in our Science Education segment for the three and six months ended June 30, 2012, increased $1.2 million or 4.7% and increased $0.5 million or 1.0%, respectively, compared to the prior periods. These increases are primarily due to favorable results from our publisher kitting business, partially offset by reductions in sales volume across our core science supplies businesses. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary educational sectors in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$291.7	$293.7	$594.2	$578.5
Percentage of net sales (gross margin)	28.5%	28.2%	28.9%	28.5%

Gross profit for the three and six months ended June 30, 2012, decreased $2.0 million or 0.7% and increased $15.7 million or 2.7%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $14.0 million and decrease by approximately $18.7 million for the three and six months ended June 30, 2012, respectively. Acquisitions caused gross profit to increase by approximately $12.8 million and increase by approximately $27.6 million for the three and six months ended June 30, 2012, respectively. Accordingly, gross profit from comparable operations for the three and six months ended June 30, 2012, decreased approximately $0.8 million or 0.3% and increased approximately $6.8 million or 1.2%, respectively, compared to the prior periods.

Consolidated gross margin for the three and six months ended June 30, 2012, increased 30 basis points to 28.5% and increased 40 basis points to 28.9%, respectively, compared to the prior periods. The increases in consolidated gross margin were principally driven by a more favorable customer and product mix in our lab distribution businesses, partially offset by a deterioration of gross margin in our Science Education segment in the six-month period driven by negative industry-specific factors.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SG&A expenses	$228.0	$229.8	$459.6	$449.9
Percentage of net sales	22.3%	22.1%	22.4%	22.1%

SG&A expenses for the three and six months ended June 30, 2012, decreased $1.8 million or 0.8% and increased $9.7 million or 2.2%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $12.5 million and decrease by approximately $16.4 million for the three and six months ended June 30, 2012, respectively. Acquisitions caused SG&A expenses to increase by approximately $10.4 million and increase by approximately $23.1 million for the three and six months ended June 30, 2012, respectively. Accordingly, SG&A expenses from comparable operations for the three and six months ended June 30, 2012, increased approximately $0.3 million or 0.1% and increased approximately $3.0 million or 0.7%, respectively, compared to the prior periods. The increases in SG&A expenses from comparable operations are primarily attributable to increases in wage rates and related personnel costs.

Operating Income

The following table presents operating income and operating income changes by segment for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
North American Lab	$35.4	$37.7	$(2.3)	(6.1)%	$72.3	$73.4	$(1.1)	(1.5)%
European Lab	29.2	29.6	(0.4)	(1.4)%	67.8	63.0	4.8	7.6%
Science Education	(0.9)	(3.4)	2.5	73.5%	(5.5)	(7.8)	2.3	29.5%

Total	$63.7	$63.9	$(0.2)	(0.3)%	$134.6	$128.6	$6.0	4.7%

Operating income for the three and six months ended June 30, 2012, decreased $0.2 million or 0.3% and increased $6.0 million or 4.7%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused operating income to decrease approximately $1.5 million and decrease approximately $2.3 million for the three and six months ended June 30, 2012, respectively. Acquisitions caused operating income to increase approximately $2.4 million and increase approximately $4.5 million for the three and six months ended June 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2012, decreased approximately $1.1 million or 1.7% and increased approximately $3.8 million or 3.0%, respectively, compared to the prior periods.

Operating income in our North American Lab segment for the three and six months ended June 30, 2012, decreased $2.3 million or 6.1% and decreased $1.1 million or 1.5%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $2.0 million and increase by approximately $4.1 million for the three and six months ended June 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2012, decreased approximately $4.3 million or 11.4% and decreased approximately $5.2 million or 7.1%, respectively, compared to the prior periods. The decreases in operating income from comparable operations for the three and six months ended June 30, 2012, resulted from decreases in gross profit of approximately $4.0 million and $2.3 million, respectively, due to lower sales volume, and increases in SG&A expenses of approximately $0.3 million and $2.9 million, respectively, largely due to higher wage rates and related personnel costs.

Operating income in our European Lab segment for the three and six months ended June 30, 2012, decreased $0.4 million or 1.4% and increased $4.8 million or 7.6%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $1.1 million and decrease by approximately $1.9 million for the three and six months ended June 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2012, increased approximately $0.7 million or 2.4% and increased approximately $6.7 million or 10.6%, respectively, compared to the prior periods. The increases in operating income from comparable operations for the three and six months ended June 30, 2012, resulted from increases in gross profit of approximately $2.6 million and $9.8 million, respectively, primarily due to higher net sales, partially offset by increases in SG&A expenses of approximately $1.9 million and $3.1 million, respectively, largely due to higher wage rates and related personnel costs.

Operating losses in our Science Education segment for the three and six months ended June 30, 2012, decreased $2.5 million or 73.5% and decreased $2.3 million or 29.5%, respectively, compared to the prior periods. The decreases in operating losses for the three and six months ended June 30, 2012, primarily resulted from decreases in SG&A expenses of $1.9 million and $3.0 million, respectively, primarily due to ongoing cost reduction programs.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three and six months ended June 30, 2012, was $49.2 million and $97.5 million, respectively, compared to $51.9 million and $99.4 million for the three and six months ended June 30, 2011, respectively. The changes in net interest expense were primarily due to fluctuations in foreign currency exchange rates and variable interest rates. Assuming constant amounts of debt outstanding and foreign currency exchange rates as of June 30, 2012, annualized interest expense will increase by approximately $16.5 million due to increased variable margins resulting from the Amendment (defined below) to our Senior Secured Credit Facility.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of foreign currency exchange gains and losses. We recognized net exchange gains of $43.7 million and $20.6 million for the three and six months ended June 30, 2012, respectively, and net exchange losses of $14.3 million and $63.0 million for the three and six months ended June 30, 2011, respectively. Other income (expense), net for the three and six months ended June 30, 2012, also includes $0.7 million of third party fees and fees paid to lenders associated with an Amendment (defined below) to our Senior Secured Credit Facility.

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

Income Taxes

For the three months ended June 30, 2012, our income tax provision was $22.9 million as compared to an income tax provision of $6.3 million in the prior period. For the six months ended June 30, 2012, our income tax provision was $23.9 million as compared to an income tax provision of $1.4 million in the prior period.

The tax provisions recognized during the three and six months ended June 30, 2012 are primarily the result of taxes on operating profits in our foreign operations and net exchange gains recognized in our domestic operations. The tax provisions recognized during the three and six months ended June 30, 2011, are comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.

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

As of June 30, 2012, we had $148.6 million of cash and cash equivalents on hand and our compensating cash balance totaled $103.8 million. We had $2,835.9 million of outstanding indebtedness as of June 30, 2012, comprised of $1,340.2 million of indebtedness under our Senior Secured Credit Facility, $713.0 million under our Senior Notes, $518.4 million under our Senior Subordinated Notes, $141.0 million under our A/R Facility, $103.8 million of compensating cash indebtedness and $19.5 million of other indebtedness.

We had aggregate unused availability of $245.4 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of June 30, 2012. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and six months ended June 30, 2012, were $119.0 million and $115.7 million, respectively. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our Euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated.

The non-extended portion of our term loans will mature on June 29, 2014, and the Extended Term Loans will mature the earlier of (1) April 3, 2017 or (2) ninety-one days prior to the maturity date of the Senior Notes (the “Senior Notes Maturity Date”) (i.e. April 15, 2015), if the aggregate principal amount of Senior Notes outstanding on that date exceeds $100 million.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on the earlier of (1) April 3, 2016, (2) the date that is ninety-one days prior to the non-extended term loan maturity date (i.e. March 30, 2014) if the aggregate principal amount of the non-extended term loans outstanding on that date exceeds $100 million, or (3) the date that is ninety-one days prior to the Senior Notes Maturity Date (i.e. April 15, 2015) if the aggregate principal amount of Senior Notes outstanding on that date exceeds $100 million.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Amendment includes a financial maintenance covenant for the benefit of Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue certain types of common and preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of June 30, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the Senior Notes and Senior Subordinated Notes and the A/R Facility.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The Company may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed (1) revolving commitments in the amount of non-extended revolving commitments once such non-extended revolving commitments have been (or are concurrently) terminated, plus (2) term loan facilities in the amount of non-extended term loans to the extent such non-extended term loans have been (or are concurrently) terminated, plus (3) the lesser of (x) $300.0 million or (y) the maximum amount at such time that could be incurred without causing the Total Net Leverage Ratio (as defined) to exceed 9.50:1.00 on a pro forma basis as of the last day of the most recent determination period, in each case, subject to certain other restrictions contained in the Amendment.

Beginning July 15, 2011, the Company, at its option, became able to redeem some or all of the Senior Notes at any time at 105.125% of their aggregate principal amount. This redemption price was reduced to 102.5625% of their aggregate principal amount on July 15, 2012, and will be reduced to 100% of their aggregate principal amount beginning on July 15, 2013. We continually monitor the capital markets to determine whether the Senior Notes or the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of June 30, 2012, $119.5 million of our $148.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature between 2014 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the six months ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities, excluding working capital changes	$75.6	$73.3
Cash flows from working capital changes, net	(61.3)	(37.8)

Cash flows from operating activities	$14.3	$35.5

Cash flows from operating activities for the six months ended June 30, 2012 decreased $21.2 million to a source of cash of $14.3 million from a source of cash of $35.5 million during the prior period. The decrease in cash flows from operating activities was primarily attributable to decreases in cash flows from working capital components, partially offset by lower cash paid for interest.

Cash flows from working capital components for the six months ended June 30, 2012 decreased $23.5 million to a use of cash of $61.3 million. Cash flows from trade accounts payable decreased $14.3 million to a use of cash of $13.2 million primarily due to timing. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable from period to period. Cash flows from inventories decreased $10.1 million to a use of cash of $11.4 million partially due to incremental cash required to fund inventories in our new distribution facility in Visalia, California, which is scheduled to commence operations in the second half of 2012. Cash flows from other working capital components were relatively flat.

We paid cash interest of $80.9 million and $103.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash payments during 2012 is primarily due to $13.9 million of interest on our Senior Subordinated Notes relating to the second quarter of 2012 not paid until the third quarter of 2012. In addition, cash paid under our interest rate swap arrangements decreased by $7.0 million during 2012, compared to the prior period when notional balances were higher.

Investing Activities

Cash flows from investing activities for the six months ended June 30, 2012 increased $31.6 million to a use of cash of $73.5 million from a use of cash of $105.1 million during the prior period. The increase in cash flows from investing activities was primarily attributable to lower funding of business acquisitions. Capital expenditures increased in 2012 from 2011 reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $50 million of capital expenditures in 2012.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2012 decreased $28.1 million to a source of cash of $44.5 million from a source of cash of $72.6 million during the prior period. Cash provided by financing activities for the six months ended June 30, 2012 was primarily attributable to net proceeds from our A/R Facility and net bank overdrafts, partially offset by cash paid for repurchases of equity units and costs incurred to amend our Senior Secured Credit Facility. Cash provided by financing activities for the six months ended June 30, 2011 was primarily attributable to the funding of business acquisitions.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the Amendment, as defined at Note 5 in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q.

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

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2011, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of June 30, 2012.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based on this evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2012, we implemented SAP as an enterprise resource planning system for our U.S. laboratory supply business. The foundation of our U.S. laboratory supply business implementation was developed from our European instance of SAP. Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended June 30, 2012. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings and matters, see Note 12 in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors

Except for the following risk factor set forth below, which has been revised to reflect the changes to the maturity dates of our Senior Secured Credit Facility, there were no material changes in risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, that could affect our business, results of operations and financial condition.

We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, our A/R Facility or other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Although we have extended the maturity of the revolving loan and a portion of the term loans, each outstanding under our Senior Secured Credit Facility, to April 3, 2016 and April 3, 2017, respectively, these will accelerate and mature on March 30, 2014 and April 15, 2015, respectively, if we are not successful in refinancing the non-extended portion of our term loans and/or our Senior Notes to less than $100 million. We will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

Item 6.	Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 1 dated as of June, 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on June 5, 2012

10.2	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on June 5, 2012

10.3	General Release, dated July 26, 2012, between VWR Management Services, LLC and John M. Ballbach*	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
Name: Theresa A. Balog
Title: Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Date: August 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 1 dated as of June, 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on June 5, 2012

10.2	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on June 5, 2012

10.3	General Release, dated July 26, 2012, between VWR Management Services, LLC and John M. Ballbach*	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.