Form 10-Q/A
period 2012-06-30
VWR Funding, Inc.
filed 2012-09-07
CIK 1319764

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

As of June 30, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 8, 2012 was 1,000.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the VWR Funding, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 8, 2012) or modify or update those disclosures that may be affected by subsequent events.

Item 6. Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 1 dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2012)	(1)

10.2	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2012)	(1)

10.3	General Release, dated July 26, 2012, between VWR Management Services, LLC and John M. Ballbach*	(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	(1)

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 333-124100), filed August 8, 2012.
*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
Name: Theresa A. Balog
Title: Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Date: September 7, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 1 dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2012)	(1)

10.2	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2012)	(1)

10.3	General Release, dated July 26, 2012, between VWR Management Services, LLC and John M. Ballbach*	(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	(1)

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 333-124100), filed August 8, 2012.
*	Denotes management contract or compensatory plan, contract or arrangement.