Form 10-Q
period 2012-09-30
VWR Funding, Inc.
filed 2012-11-13
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 13, 2012, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$123.2	$164.6
Compensating cash balance	109.6	185.4
Restricted cash deposits with trustee (Note 5(b))	639.6	—
Trade accounts receivable, less reserves of $13.3 and $10.5, respectively	627.8	556.2
Other receivables	53.5	54.5
Inventories	350.0	310.6
Other current assets	33.3	30.4

Total current assets	1,937.0	1,301.7
Property and equipment, net	227.3	210.0
Goodwill	1,856.1	1,795.1
Other intangible assets, net	1,774.6	1,815.2
Deferred income taxes	9.3	10.3
Other assets	76.9	57.4

Total assets	$5,881.2	$5,189.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$836.8	$214.5
Accounts payable	439.3	426.1
Accrued expenses	229.1	252.6

Total current liabilities	1,505.2	893.2
Long-term debt and capital lease obligations	2,757.6	2,694.2
Other long-term liabilities	137.2	129.0
Deferred income taxes	451.4	458.6

Total liabilities	4,851.4	4,175.0
Redeemable equity units	42.8	53.9
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,357.3	1,359.5
Accumulated deficit	(293.6)	(318.5)
Accumulated other comprehensive loss	(76.7)	(80.2)

Total stockholders’ equity	987.0	960.8

Total liabilities, redeemable equity units and stockholders’ equity	$5,881.2	$5,189.7

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,029.2	$1,066.0	$3,085.3	$3,099.3
Cost of goods sold	742.8	764.0	2,204.7	2,218.8

Gross profit	286.4	302.0	880.6	880.5
Selling, general and administrative expenses	226.7	233.4	686.3	683.3
Impairment of intangible assets	—	3.3	—	3.3

Operating income	59.7	65.3	194.3	193.9
Interest income	0.5	0.8	1.8	2.0
Interest expense	(55.5)	(51.7)	(154.3)	(152.3)
Other income (expense), net	(13.0)	51.6	6.9	(11.4)
Loss on extinguishment of long-term debt	(4.2)	—	(4.2)	—

(Loss) income before income taxes	(12.5)	66.0	44.5	32.2
Income tax benefit (provision)	4.3	(11.4)	(19.6)	(12.8)

Net (loss) income	$(8.2)	$54.6	$24.9	$19.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(8.2)	$54.6	$24.9	$19.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	33.3	(113.0)	1.0	6.3
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.3)	0.1	(0.2)	(0.4)
Reclassification adjustment for losses included in earnings	1.2	1.5	2.2	3.7
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.1	0.1	0.5	0.3

Other comprehensive income (loss)	34.3	(111.3)	3.5	9.9

Comprehensive income (loss)	$26.1	$(56.7)	$28.4	$29.3

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Nine Months Ended September 30, 2012

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2011	1,000	$—	$1,359.5	$(318.5)	$(80.2)	$960.8
Capital contributions from parent	—	—	0.2	—	—	0.2
Share-based compensation expense associated with our parent company equity plan	—	—	0.7	—	—	0.7
Reclassifications of redeemable equity units	—	—	(3.1)	—	—	(3.1)
Net income	—	—	—	24.9	—	24.9
Other comprehensive income	—	—	—	—	3.5	3.5

Balance at September 30, 2012	1,000	$—	$1,357.3	$(293.6)	$(76.7)	$987.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$24.9	$19.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	92.4	89.8
Net unrealized translation (gain) loss	(6.6)	11.3
Net unrealized gain on interest rate swaps	(8.5)	(16.6)
Impairment of intangible assets	—	3.3
Share-based compensation expense	0.7	2.0
Amortization of debt issuance costs	8.4	7.2
Deferred income tax benefit	(13.5)	(9.5)
Loss on extinguishment of long-term debt	4.2	—
Other, net	2.9	4.1
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(58.7)	(44.8)
Inventories	(32.3)	(0.1)
Other current and non-current assets	(2.5)	(3.3)
Accounts payable	(19.7)	(11.7)
Accrued expenses and other liabilities	(30.8)	(1.2)

Net cash (used in) provided by operating activities	(39.1)	49.9

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(88.6)	(168.1)
Capital expenditures	(38.7)	(25.1)
Proceeds from sales of property and equipment	3.0	1.7
Other investing activities	1.2	—

Net cash used in investing activities	(123.1)	(191.5)

Cash flows from financing activities:
Proceeds from debt	1,211.2	439.5
Repayment of debt	(449.3)	(345.5)
Net change in bank overdrafts	(57.9)	131.2
Net change in compensating cash balance	75.8	(121.6)
Restricted cash deposits with trustee	(639.6)	—
Proceeds from equity incentive plans	0.2	2.4
Debt issuance costs	(17.1)	—
Repurchase of redeemable equity units	(4.0)	(1.1)

Net cash provided by financing activities	119.3	104.9

Effect of exchange rate changes on cash	1.5	3.9

Net decrease in cash and cash equivalents	(41.4)	(32.8)
Cash and cash equivalents beginning of period	164.6	142.1

Cash and cash equivalents end of period	$123.2	$109.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$160.6	$174.1
Cash paid for income taxes, net	26.9	16.6

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

(2) New Accounting Standards

Testing Indefinite-Lived Intangibles for Impairment

In July 2012, the Financial Accounting Standards Board (the “FASB”) updated its guidance regarding how entities test indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it must calculate the fair value of the assets, compare that value with its carrying amount and record an impairment charge, if any. The new guidance becomes effective for tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We intend to adopt the new guidance during the fourth quarter of 2012, in connection with our annual indefinite-lived intangible asset impairment testing.

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

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by segment (in millions):

	North American Lab	European Lab	Science Education	Total
Balance at December 31, 2011	$1,007.4	$787.7	$—	$1,795.1
Acquisitions	33.8	25.4	—	59.2
Currency translation	3.9	(2.5)	—	1.4
Other	0.4	—	—	0.4

Balance at September 30, 2012	$1,045.5	$810.6	$—	$1,856.1

The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	September 30, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
North American Lab	$1,141.0	$95.5	$1,045.5	$1,102.9	$95.5	$1,007.4
European Lab	810.6	—	810.6	787.7	—	787.7
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,051.4	$195.3	$1,856.1	$1,990.4	$195.3	$1,795.1

The following table presents the components of other intangible assets (in millions):

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$825.1	$207.6	$617.5	$813.2	$173.9	$639.3
European Lab	479.3	126.5	352.8	469.0	107.3	361.7
Science Education	131.0	34.4	96.6	131.0	29.5	101.5
Chemical supply agreement	51.4	38.6	12.8	51.7	33.2	18.5
Other	31.6	13.6	18.0	27.9	10.5	17.4

Total amortizable intangible assets	1,518.4	420.7	1,097.7	1,492.8	354.4	1,138.4
Indefinite-lived intangible assets:
Trademarks and tradenames	676.9	—	676.9	676.8	—	676.8

Total other intangible assets	$2,195.3	$420.7	$1,774.6	$2,169.6	$354.4	$1,815.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$22.1	$22.3	$66.3	$65.7

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

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia, LabPartner, KLEN and Sovereign have been included in our North American Lab segment and the results of Alfalab, Trenka, PBI and VITRUM have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price for the Acquisitions was approximately $262.1 million. In the aggregate, the assets acquired and liabilities assumed in the Acquisitions were comprised of $41.2 million of net tangible assets, $92.1 million of intangible assets, and a residual amount of $128.8 million allocated to goodwill. The purchase price allocations for the acquisitions of VITRUM, basan, KLEN and Sovereign are preliminary and may be adjusted subsequently.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,036.0	$1,103.8	$3,136.8	$3,266.4
(Loss) income before income taxes	(12.2)	68.3	48.1	41.9

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2011, or of the future results of operations of the Company.

On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom. Lab3 has annual net sales of approximately $13 million.

(5) Debt

Our debt consists of term loans and a multi-currency revolving loan facility under a senior secured credit facility (the “Senior Secured Credit Facility”), 10.25% unsecured senior notes due 2015 (the “10.25% Senior Notes”), 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”), 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”), an accounts receivable securitization facility due 2014 (the “A/R Facility”), compensating cash balance, capital lease obligations, 8% unsecured senior subordinated notes due 2014 (the “Predecessor Senior Subordinated Notes”) and other debt.

The following table presents the carrying value of our debt obligations (in millions):

	September 30,	December 31,
	2012	2011
Senior Secured Credit Facility	$1,429.2	$1,367.7
10.25% Senior Notes	610.3	713.0
7.25% Senior Notes	750.0	—
Senior Subordinated Notes	521.9	522.9
A/R Facility	142.0	101.0
Compensating cash balance	109.6	185.4
Capital lease obligations	18.9	17.2
Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	11.5	0.5

Total debt	3,594.4	2,908.7
Less current portion	(836.8)	(214.5)

Long term-portion	$2,757.6	$2,694.2

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €580.5 million ($746.7 million on a U.S. dollar equivalent basis as of September 30, 2012), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $595.0 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and are being recognized as expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

As of September 30, 2012, an aggregate U.S. dollar equivalent of $87.5 million was outstanding under the multi-currency revolving loan facility, consisting of $17.2 million of swingline loans and revolving loans of £7.0 million ($11.3 million on a U.S. dollar equivalent basis as of September 30, 2012) and $59.0 million. In addition, we had $18.0 million of undrawn letters of credit outstanding. As of September 30, 2012, we had $135.8 million of available borrowing capacity under the multi-currency revolving loan facility.

Maturity; Prepayments

The non-extended portion of our term loans will mature on June 29, 2014, and the Extended Term Loans will mature on April 3, 2017.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on the earlier of (1) April 3, 2016, or (2) the date that is ninety-one days prior to the non-extended term loan maturity date (i.e., March 30, 2014) if the aggregate principal amount of the non-extended term loans outstanding on that date exceeds $100 million.

Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of Extended Term Loans being prepaid will be imposed upon any prepayment of Extended Term Loans if such prepayment is made in connection with the incurrence of any new long-term financing incurred primarily for the purpose of repaying or refinancing the Extended Term Loans prior to the first anniversary of the Amendment (i.e., June 4, 2013).

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

As of September 30, 2012, the weighted average interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 3.43% and 4.27%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 4.12%. As of September 30, 2012, the weighted average interest rates include a variable margin of 2.50% for the non-extended term loans, 4.25% for the Extended Dollar Term Loans, 4.50% for the Extended Euro Term Loans and 3.75% on loans outstanding under the Extended Revolving Commitments. See Note 10(c) for information on our interest rate swap arrangements.

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

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Amendment includes a financial maintenance covenant for the benefit of the Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. As of September 30, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

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

(b) Senior Notes

10.25% Senior Notes

In connection with the issuance of the 7.25% Senior Notes (described below), on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued has been discharged. The 10.25% Senior Notes have been classified within the current portion of long-term debt and the cash on deposit has been recorded as restricted cash deposits with trustee, each within the Company’s condensed consolidated balance sheet as of September 30, 2012.

On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. Accordingly, the Company will recognize an additional loss on the extinguishment of long-term debt of $21.3 million in the fourth quarter of 2012, such loss includes $15.6 million in redemption premiums and $5.7 million for the write-off the remaining unamortized deferred financing costs.

7.25% Senior Notes

The Company funded the purchases and redemption of the 10.25% Senior Notes with the issuance of $750.0 million aggregate principal amount of 7.25% Senior Notes on September 4, 2012.

Fees paid to lenders and third parties in connection with the issuance of the 7.25% Senior Notes of approximately $12.1 million were deferred and are being recognized as expense over the term of maturity.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Ranking

The 7.25% Senior Notes were issued pursuant to an indenture, dated September 4, 2012, by and among the Company and the Subsidiary Guarantors. The 7.25% Senior Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the 7.25% Senior Notes. The 7.25% Senior Notes, and related guarantees, rank equally with all of the Company’s existing and future unsecured debt and ranks senior to all of the Company existing and future subordinated indebtedness, including the Senior Subordinated Notes.

Maturity

The 7.25% Senior Notes will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year, on each March 15 and September 15, commencing on March 15, 2013, at a rate of 7.25% per annum.

Guarantees

The obligations under the 7.25% Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the 7.25% Senior Notes are not secured by any of the Company’s assets or the Subsidiary Guarantors’ assets.

Redemption

The Company may redeem some or all of the 7.25% Senior Notes at any time prior to September 15, 2016, at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a declining “make whole” premium. The Company will be able to redeem some or all of the 7.25% Senior Notes at 105.438% and 102.719% of their aggregate principal amount during the twelve-month period beginning September 15, 2014 and 2015, respectively. At any time prior to September 15, 2014, the Company may redeem up to 35% of the original aggregate principal amount of the 7.25% Senior Notes at a redemption price equal to 107.250% of their aggregate principal amount, plus accrued interest, with the net cash proceeds of one or more equity offerings provided that (1) at least 65% of the aggregate principal amount of the 7.25% Senior Notes issued under the indenture (including any additional notes) must remain outstanding immediately after the occurrence of each such redemption and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. The Company is required to offer to purchase the 7.25% Senior Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

Registration Rights

The Company entered into a Registration Rights Agreement with respect to the 7.25% Senior Notes (the “7.25% Senior Notes Registration Rights Agreement”). Under the 7.25% Senior Notes Registration Rights Agreement, the Company is obligated to (1) file and use its commercially reasonable efforts to cause to become effective a registration statement with respect to an offer to exchange the 7.25% Senior Notes for other freely tradable notes issued by the Company that have substantially identical terms, or (2) file with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resales of the 7.25% Senior Notes if the Company is not able to effect the exchange offer.

The Company will be obligated to pay additional interest on the 7.25% Senior Notes in certain instances, including if it does not file the registration statement within 270 days of the closing of the issuance of the 7.25% Senior Notes or complete the related exchange offer within 30 business days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the 7.25% Senior Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the 7.25% Senior Notes will increase by 0.25% per annum for the first 90 days of the registration default period and increase by an additional 0.25% per annum for each subsequent 90-day period that elapses during such registration default period, up to a maximum additional interest rate of 1.0% per annum.

The Company intends to complete the aforementioned exchange offer within the time frame stipulated in the 7.25% Senior Notes Registration Rights Agreement.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Covenants

The indenture governing the 7.25% Senior Notes contain covenants that, among other things, limits the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

As of September 30, 2012, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

(c) Senior Subordinated Notes

Ranking

The Senior Subordinated Notes were issued pursuant to an indenture, dated June 29, 2007, by and among the Company and the Subsidiary Guarantors. The Senior Subordinated Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under the 7.25% Senior Notes and all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the Senior Subordinated Notes.

Maturity; Interest

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($163.2 million on a U.S. dollar equivalent basis as of September 30, 2012) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

Guarantees

The obligations under the Senior Subordinated Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Subordinated Notes are not secured by any of the Company’s assets or the Subsidiary Guarantors’ assets.

Redemption

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at declining redemption prices that start at 105.375% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

Registration Rights

The Company entered into a Registration Rights Agreement with respect to the Senior Subordinated Notes (the “Subordinated Notes Registration Rights Agreement”). Under the Subordinated Notes Registration Rights Agreement, the Company is obligated, upon the request of holders of a majority in principal amount of the Senior Subordinated Notes, to (1) file and cause to become effective a registration statement with respect to an offer to exchange the Senior Subordinated Notes for other freely tradable notes that have substantially identical terms, or (2) file with the SEC and cause to become effective a shelf registration statement relating to the resales of the Senior Subordinated Notes if the Company is not able to effect the exchange offer. The Company is obligated to pay additional interest on the Senior Subordinated Notes in certain instances, including if we do not file the registration statement within 90 days following a request or completed the related exchange offer within 30 days of the effective date of the registration statement. If the Company fails to satisfy certain of the registration obligations under the Subordinated Notes Registration Rights Agreement, it will be subject to a registration default and the annual interest on the Senior Subordinated Notes will increase by 0.25% per annum and by an additional 0.25% per annum for each subsequent 90-day period during which the registration default continued, up to a maximum additional interest rate of 1.0% per annum.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of September 30, 2012, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore we did not record a contingent liability.

Covenants

The indenture governing the Senior Subordinated Notes contain covenants that, among other things, limits the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

As of September 30, 2012, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

(d) A/R Facility

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

As of September 30, 2012, $142.0 million was outstanding under the A/R Facility, we had $11.0 million of undrawn letters of credit outstanding, and we had $1.6 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient eligible trade accounts receivable. As of September 30, 2012, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.75%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of September 30, 2012, the Company was in compliance with the covenants under the A/R Facility.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of September 30, 2012, our compensating cash balance was $109.6 million.

The borrowings drawn by our foreign subsidiaries from local banks are limited in the aggregate by certain covenants contained within the Senior Secured Credit Facility and the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes. The borrowings available to our foreign subsidiaries under our notional cash pooling arrangement are limited in the aggregate by the amount of compensating cash balances supporting the notional cash pooling arrangement.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(6) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency exchange (losses) gains, net	$(13.0)	$51.6	$7.6	$(11.4)
Other	—	—	(0.7)	—

	$(13.0)	$51.6	$6.9	$(11.4)

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

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$0.1	$0.2	$0.5	$0.5
Interest cost	2.2	2.4	6.6	7.2
Expected return on plan assets	(3.5)	(3.1)	(10.7)	(9.2)
Recognized net actuarial gain	—	(0.1)	—	(0.3)

Net periodic pension income	$(1.2)	$(0.6)	$(3.6)	$(1.8)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$0.5	$0.6	$1.5	$1.8
Interest cost	1.4	1.6	4.4	4.7
Expected return on plan assets	(1.0)	(1.1)	(3.0)	(3.3)
Recognized net actuarial loss	0.3	0.2	0.8	0.5

Net periodic pension cost	$1.2	$1.3	$3.7	$3.7

The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2012, and expects to make no contributions during the remainder of 2012. The Company made aggregate contributions to the German, French and UK Plans of $0.8 million during the nine months ended September 30, 2012, and expects to make additional contributions of $0.2 million during the remainder of 2012.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense	$0.2	$0.2	$0.7	$2.0

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

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2011	$53.9
Reclassifications from permanent equity, net	3.1
Reclassifications to accrued expenses upon notification of redemption	(14.2)

Balance at September 30, 2012	$42.8

As of September 30, 2012, $12.0 million was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.

(9) Income Taxes

(a) Income Tax Benefit (Provision)

The following table presents (loss) income before income taxes and income tax benefit (provision) for each of the reporting periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) income before income taxes	$(12.5)	$66.0	$44.5	$32.2
Income tax benefit (provision)	4.3	(11.4)	(19.6)	(12.8)

The tax benefit recognized during the three months ended September 30, 2012, is primarily the result of benefits from domestic operating losses, including our recognition of interest expense, net exchange losses and a loss on extinguishment of a portion of our 10.25% Senior Notes. The tax provision recognized during the nine months ended September 30, 2012, is primarily the result of taxes on operating profits in our foreign operations partially offset by benefits from domestic operating losses.

The tax provision recognized for the three months ended September 30, 2011, is comprised of provisions for operating profits of our foreign and domestic operations, including the recognition of net exchange gains. The tax provision recognized for the nine months ended September 30, 2011, is comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

During the nine months ended September 30, 2012, the Company’s reserve for unrecognized tax benefits increased by $11.5 million primarily as a result of tax positions we expect to take across various jurisdictions in 2012. During the third quarter of 2011, our reserve for unrecognized tax benefits increased by $21.9 million as a result of a tax return position that was taken on a tax return filed during the quarter. Additionally, in the first quarter of 2011, the Company withdrew a foreign tax refund claim, which resulted in a reduction of this reserve of $1.2 million. Each of these changes in the reserve for unrecognized tax benefits only impacted deferred tax assets and had no effect on our consolidated income tax provision for the three and nine months ended September 30, 2011.

While it is reasonably possible that the amount of unrecognized tax benefits ($42.6 million, exclusive of interest and penalties, as of September 30, 2012) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$3.8	$—	$3.8	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$12.3	$—	$12.3	$—

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,429.2	$1,434.9	$1,367.7	$1,293.8
10.25% Senior Notes	610.3	625.9	713.0	736.1
7.25% Senior Notes	750.0	757.0	—	—
Senior Subordinated Notes	521.9	549.8	522.9	513.6

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements; except for our publicly-traded 10.25% Senior Notes which we believe qualify as a Level 1 measurement.

(c) Derivative Instruments and Hedging Activities

Interest Rate Swap Arrangements

Borrowings under our Senior Secured Credit Facility bear interest at variable rates while our 10.25% Senior Notes, 7.25% Senior Notes and Senior Subordinated Notes bear interest at fixed rates. The Company manages its exposure to changes in market interest rates by entering into interest rate swaps. The Company is currently party to two interest rate swaps which are not currently designated as hedging instruments. Changes in the fair value of the swaps are recognized as a component of interest expense.

As of September 30, 2012, our interest rate swap arrangements effectively convert $160.0 million of variable rate U.S. dollar-denominated debt and €110.0 million ($141.5 million on a U.S. dollar equivalent basis as of September 30, 2012) of variable rate Euro-denominated debt to fixed rates of interest. Our interest rate swap arrangements mature on December 31, 2012. The counterparty to our interest rate swap arrangements is a major financial institution. The Company monitors its asset or liability position under the interest rate swap arrangements and the credit ratings of the counterparty in an effort to understand and evaluate the risk of non-performance by the counterparty.

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

The notional value of our outstanding foreign currency forward contracts was $141.5 million, and the fair value of the contracts was immaterial, as of September 30, 2012.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Tabular Disclosures

The following table presents the balance sheet classification and fair value of our material derivative instruments on a gross basis (in millions):

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap arrangements	Accrued expenses	$3.8	Accrued expenses	$12.3

The following table presents the amount and classification of gains or losses recognized for our material derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
	Classification in Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$(3.6)	$(6.7)	$(10.6)	$(21.1)
Interest rate swap arrangements — unrealized	Interest expense	3.0	5.6	8.5	16.6

Total		$(0.6)	$(1.1)	$(2.1)	$(4.5)

(d) Non-Recurring Fair Value Measurements

Following the acquisitions discussed in Note 4, the Company on various dates during 2012, determined the fair value of acquired intangible assets related to the acquisitions of VITRUM, basan and KLEN.

The following table presents the Company’s non-financial assets measured on a non-recurring basis (in millions):

Carrying
Value
Significant unobservable inputs (Level 3)
Acquired intangible assets — various dates	$22.5

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(11) Comprehensive Income or Loss

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivative instruments:
Benefit arising during the period	$0.1	$0.1	$—	$0.5
Reclassification of benefit into earnings	(0.7)	(1.0)	(1.3)	(2.4)
Defined benefit plans:
Reclassification of benefit into earnings	(0.1)	(0.1)	(0.2)	(0.2)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(62.6)	$(5.2)	$(12.4)	$(80.2)
Net unrealized gain (loss) arising during the period	1.0	(0.2)	—	0.8
Reclassification of loss into earnings	—	2.2	0.5	2.7

Balance at September 30, 2012	$(61.6)	$(3.2)	$(11.9)	$(76.7)

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision to the competent German appellate court, and in December 2011, Merck KGaA’s appeal was denied. In February 2012, Merck KGaA appealed this decision to the German Federal Court of Justice. At September 30, 2012, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $12.8 million. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Employment Agreements

John M. Ballbach and the Board of Directors (the “Board”) of the Company have agreed that effective July 25, 2012, Mr. Ballbach would no longer be serving as Chairman, President and Chief Executive Officer of the Company or as a member of the Board. In connection with Mr. Ballbach’s departure, the Company and Mr. Ballbach entered into a General Release (the “Release Agreement”). Pursuant to the Release Agreement, Mr. Ballbach has and will receive (1) cash severance payments in the amount of $5.2 million, payable in equal installments over 12 months and (2) payment of continued health benefits for a period of 18 months, in exchange for a general release of all claims, including all obligations under his employment agreement, to the Company and for agreeing to provide consulting services to the Company for six months. In accordance with the Holdings Equity Plan, the Company exercised its option to repurchase all equity interests held by Mr. Ballbach during the fourth quarter of 2012, for an aggregate purchase price of $9.1 million.

Effective July 25, 2012, the Board appointed Harry M. Jansen Kraemer, Jr. as Chairman of the Board, and further appointed Manuel Brocke-Benz, the Company’s current Senior Vice President and Managing Director of Europe, Lab and Distribution Services, to serve as the Company’s interim Chief Executive Officer.

(c) Hurricane Sandy

In late October 2012, Hurricane Sandy significantly impacted portions of the Company’s geographic footprint in the Mid-Atlantic and Northeastern United States. The financial impact to the Company is expected to primarily relate to our pharmaceutical and biotech customers, many of whom have research facilities in the affected region. Lost or deferred sales related to the hurricane may be driven by a number of factors including, but not limited to, the extent of damages to our customers’ facilities, reduced workflow at those facilities as our customers’ employees address their personal losses and extended delivery times as a result of fuel shortages in the region. We are currently assessing the impact to our customers and our business as a result of the hurricane, but are currently unable to reasonably estimate the extent of lost or deferred sales the Company may incur as a result of the hurricane.

(13) Segment Financial Information

We report financial results on the basis of the following three business segments: North American Lab, European Lab and Science Education. The Company’s segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.

The following tables present selected segment financial information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
North American Lab	$605.1	$612.8	$1,802.6	$1,781.9
European Lab	388.0	411.0	1,198.0	1,227.1
Science Education	36.1	42.2	84.7	90.3

Total	$1,029.2	$1,066.0	$3,085.3	$3,099.3

Operating income (loss):
North American Lab	$26.5	$34.1	$98.8	$107.5
European Lab	28.4	32.9	96.2	95.9
Science Education	4.8	(1.7)	(0.7)	(9.5)

Total	59.7	65.3	194.3	193.9
Interest income	0.5	0.8	1.8	2.0
Interest expense	(55.5)	(51.7)	(154.3)	(152.3)
Other income (expense), net	(13.0)	51.6	6.9	(11.4)
Loss on extinguishment of long-term debt	(4.2)	—	(4.2)	—

(Loss) income before income taxes	$(12.5)	$66.0	$44.5	$32.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(14) Condensed Consolidating Financial Information

The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to our 7.25% Senior Notes. The 7.25% Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies. The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$—	$17.5	$105.7	$—	$123.2
Compensating cash balance	—	9.7	99.9	—	109.6
Restricted cash deposits with trustee	639.6	—	—	—	639.6
Trade accounts receivable, net	—	2.7	625.1	—	627.8
Inventories	—	170.3	179.7	—	350.0
Other current assets	0.8	25.8	60.2	—	86.8
Intercompany receivables	32.8	323.9	15.4	(372.1)	—

Total current assets	673.2	549.9	1,086.0	(372.1)	1,937.0
Property and equipment, net	—	114.7	112.6	—	227.3
Goodwill	—	924.9	931.2	—	1,856.1
Other intangible assets, net	—	1,020.5	754.1	—	1,774.6
Deferred income taxes	166.3	—	9.3	(166.3)	9.3
Investment in subsidiaries	2,723.0	1,759.6	—	(4,482.6)	—
Other assets	35.6	33.9	7.4	—	76.9
Intercompany loans	1,018.7	69.3	197.8	(1,285.8)	—

Total assets	$4,616.8	$4,472.8	$3,098.4	$(6,306.8)	$5,881.2

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$749.9	$0.1	$86.8	$—	$836.8
Accounts payable	—	233.0	206.3	—	439.3
Accrued expenses	40.8	61.0	127.3	—	229.1
Intercompany payables	4.5	7.2	360.4	(372.1)	—

Total current liabilities	795.2	301.3	780.8	(372.1)	1,505.2
Long-term debt and capital lease obligations	2,599.7	1.8	156.1	—	2,757.6
Other long-term liabilities	—	49.4	87.8	—	137.2
Deferred income taxes	—	400.4	217.3	(166.3)	451.4
Intercompany loans	192.1	997.7	96.0	(1,285.8)	—

Total liabilities	3,587.0	1,750.6	1,338.0	(1,824.2)	4,851.4
Redeemable equity units	42.8	—	—	—	42.8
Total stockholders’ equity	987.0	2,722.2	1,760.4	(4,482.6)	987.0

Total liabilities, redeemable equity units and stockholders’ equity	$4,616.8	$4,472.8	$3,098.4	$(6,306.8)	$5,881.2

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net sales	$—	$545.4	$493.2	$(9.4)	$1,029.2
Cost of goods sold	—	408.5	343.7	(9.4)	742.8

Gross profit	—	136.9	149.5	—	286.4
Selling, general and administrative expenses	0.5	118.5	122.6	(14.9)	226.7

Operating (loss) income	(0.5)	18.4	26.9	14.9	59.7
Interest expense, net of interest income	(42.7)	(8.7)	(3.6)	—	(55.0)
Other income (expense), net	(16.9)	6.2	12.6	(14.9)	(13.0)
Loss on extinguishment of long-term debt	(4.2)	—	—	—	(4.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(64.3)	15.9	35.9	—	(12.5)
Income tax benefit (provision)	24.5	(9.9)	(10.3)	—	4.3
Equity in earnings of subsidiaries, net of tax	31.6	25.6	—	(57.2)	—

Net (loss) income	$(8.2)	$31.6	$25.6	$(57.2)	$(8.2)

Comprehensive income	$26.1	$65.5	$59.5	$(125.0)	$26.1

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$565.6	$506.1	$(5.7)	$1,066.0
Cost of goods sold	—	417.7	352.0	(5.7)	764.0

Gross profit	—	147.9	154.1	—	302.0
Selling, general and administrative expenses	1.0	118.1	124.3	(10.0)	233.4
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(1.0)	26.5	29.8	10.0	65.3
Interest expense, net of interest income	(40.7)	(8.8)	(1.4)	—	(50.9)
Other income (expense), net	56.7	11.5	(6.6)	(10.0)	51.6

Income before income taxes and equity in earnings of subsidiaries	15.0	29.2	21.8	—	66.0
Income tax benefit (provision)	13.3	(17.7)	(7.0)	—	(11.4)
Equity in earnings of subsidiaries, net of tax	26.3	14.8	—	(41.1)	—

Net income	$54.6	$26.3	$14.8	$(41.1)	$54.6

Comprehensive loss	$(56.7)	$(85.7)	$(97.2)	$182.9	$(56.7)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Nine Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,601.4	$1,509.4	$(25.5)	$3,085.3
Cost of goods sold	—	1,189.7	1,040.5	(25.5)	2,204.7

Gross profit	—	411.7	468.9	—	880.6
Selling, general and administrative expenses	2.4	347.9	383.8	(47.8)	686.3

Operating (loss) income	(2.4)	63.8	85.1	47.8	194.3
Interest expense, net of interest income	(118.3)	(23.7)	(10.5)	—	(152.5)
Other income (expense), net	2.9	27.0	24.8	(47.8)	6.9
Loss on extinguishment of long-term debt	(4.2)	—	—	—	(4.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(122.0)	67.1	99.4	—	44.5
Income tax benefit (provision)	47.7	(36.3)	(31.0)	—	(19.6)
Equity in earnings of subsidiaries, net of tax	99.2	68.4	—	(167.6)	—

Net income	$24.9	$99.2	$68.4	$(167.6)	$24.9

Comprehensive income	$28.4	$101.3	$70.5	$(171.8)	$28.4

Condensed Consolidating Statement of Comprehensive Income or Loss

Nine Months Ended September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,611.2	$1,500.5	$(12.4)	$3,099.3
Cost of goods sold	—	1,198.2	1,033.0	(12.4)	2,218.8

Gross profit	—	413.0	467.5	—	880.5
Selling, general and administrative expenses	2.4	335.3	375.3	(29.7)	683.3
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(2.4)	74.4	92.2	29.7	193.9
Interest expense, net of interest income	(120.5)	(26.2)	(3.6)	—	(150.3)
Other income (expense), net	(8.2)	12.2	14.3	(29.7)	(11.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(131.1)	60.4	102.9	—	32.2
Income tax benefit (provision)	52.4	(36.0)	(29.2)	—	(12.8)
Equity in earnings of subsidiaries, net of tax	98.1	73.7	—	(171.8)	—

Net income	$19.4	$98.1	$73.7	$(171.8)	$19.4

Comprehensive income	$29.3	$105.8	$81.4	$(187.2)	$29.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(141.6)	$60.6	$41.9	$—	$(39.1)

Cash flows from investing activities:
Intercompany investing transactions	65.2	22.0	—	(87.2)	—
Acquisitions of businesses	—	(11.1)	(77.5)	—	(88.6)
Capital expenditures	—	(29.7)	(9.0)	—	(38.7)
Proceeds from sales of property and equipment	—	3.0	—	—	3.0
Other investing activities	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	65.2	(14.6)	(86.5)	(87.2)	(123.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(65.2)	(22.0)	87.2	—
Proceeds from debt	1,110.7	—	100.5	—	1,211.2
Repayment of debt	(401.0)	(0.2)	(48.1)	—	(449.3)
Restricted cash deposits with trustee	(639.6)	—	—	—	(639.6)
Other financing activities, net	6.3	6.7	(16.0)	—	(3.0)

Net cash provided by (used in) financing activities	76.4	(58.7)	14.4	87.2	119.3

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net decrease in cash and cash equivalents	—	(12.7)	(28.7)	—	(41.4)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$—	$17.5	$105.7	$—	$123.2

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(146.5)	$129.8	$66.6	$—	$49.9

Cash flows from investing activities:
Intercompany investing transactions	47.7	(3.3)	—	(44.4)	—
Acquisitions of businesses	(28.9)	(62.2)	(77.0)	—	(168.1)
Capital expenditures	—	(15.5)	(9.6)	—	(25.1)
Other investing activities, net	—	—	1.7	—	1.7

Net cash provided by (used in) investing activities	18.8	(81.0)	(84.9)	(44.4)	(191.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(47.7)	3.3	44.4	—
Proceeds from debt	437.4	—	2.1	—	439.5
Repayment of debt	(343.8)	(0.2)	(1.5)	—	(345.5)
Other financing activities, net	33.7	8.9	(31.7)	—	10.9

Net cash provided by (used in) financing activities	127.3	(39.0)	(27.8)	44.4	104.9

Effect of exchange rate changes on cash	—	—	3.9	—	3.9

Net (decrease) increase in cash and cash equivalents	(0.4)	9.8	(42.2)	—	(32.8)
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$20.3	$89.0	$—	$109.3

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

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
Net sales	$1,029.2	$1,066.0	$(36.8)	(3.5)%	$3,085.3	$3,099.3	$(14.0)	(0.5)%
Operating income	59.7	65.3	(5.6)	(8.6)%	194.3	193.9	0.4	0.2%
Net (loss) income	(8.2)	54.6	(62.8)	115.0%	24.9	19.4	5.5	28.4%

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

•	Our recognition of a loss on extinguishment of long-term debt in the 2012 periods resulting from a tender offer on our 10.25% Senior Notes; and

•	Our recognition of a non-cash impairment charge during the 2011 periods associated with intangible assets of our Science Education segment, primarily as a result of industry-specific factors.

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

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia, LabPartner, KLEN and Sovereign have been included in our North American Lab segment and the results of Alfalab, Trenka, PBI and VITRUM have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Results of Operations

Net Sales

The following table presents net sales and net sales changes by segment for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
North American Lab	$605.1	$612.8	$(7.7)	(1.3)%	$1,802.6	$1,781.9	$20.7	1.2%
European Lab	388.0	411.0	(23.0)	(5.6)%	1,198.0	1,227.1	(29.1)	(2.4)%
Science Education	36.1	42.2	(6.1)	(14.5)%	84.7	90.3	(5.6)	(6.2)%

Total	$1,029.2	$1,066.0	$(36.8)	(3.5)%	$3,085.3	$3,099.3	$(14.0)	(0.5)%

Net sales for the three and nine months ended September 30, 2012, decreased $36.8 million or 3.5% and decreased $14.0 million or 0.5%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused net sales to decrease by approximately $43.8 million and decrease by approximately $104.7 million for the three and nine months ended September 30, 2012, respectively. Acquisitions caused net sales to increase by approximately $32.0 million and increase by approximately $121.3 million for the three and nine months ended September 30, 2012, respectively. Accordingly, net sales from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $25.0 million or 2.3% and decreased approximately $30.6 million or 1.0%, respectively, compared to the prior periods. The decreases in net sales from comparable operations are primarily due to reductions in sales volume during the 2012 periods due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012.

Net sales in our North American Lab segment for the three and nine months ended September 30, 2012, decreased $7.7 million or 1.3% and increased $20.7 million or 1.2%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $14.5 million and increase by approximately $78.7 million for the three and nine months ended September 30, 2012, respectively. Accordingly, net sales from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $22.2 million or 3.6% and decreased approximately $58.0 million or 3.3%, respectively, compared to the prior periods. Net sales of consumable products (including chemicals) decreased by low to mid single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by mid single-digit rates. Net sales to pharmaceutical (including biotechnology) customers and governmental entities decreased by mid single-digit rates and net sales to education and industrial and other customers decreased by low to mid single-digit rates.

Net sales in our European Lab segment for the three and nine months ended September 30, 2012, decreased $23.0 million or 5.6% and decreased $29.1 million or 2.4%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to decrease by approximately $26.3 million and decrease by approximately $62.1 million, respectively. Accordingly, net sales from comparable operations for the three and nine months ended September 30, 2012, increased approximately $3.3 million or 0.8% and increased approximately $33.0 million or 2.7%, respectively, compared to the prior periods. Net sales of consumable products (including chemicals) and capital goods (including equipment, instruments and furniture) increased by low to mid single-digit rates. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by low to mid single-digit rates, while net sales to governmental entities were relatively flat. Net sales to education customers were flat during the three month period but reflect a mid to high single-digit rate of increase over the nine month period.

Net sales in our Science Education segment for the three and nine months ended September 30, 2012, decreased $6.1 million or 14.5% and decreased $5.6 million or 6.2%, respectively, compared to the prior periods. These decreases are primarily due to reductions in sales volume in our publisher kitting business, our core science supplies businesses and our consumer product lines. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$286.4	$302.0	$880.6	$880.5
Percentage of net sales (gross margin)	27.8%	28.3%	28.5%	28.4%

Gross profit for the three and nine months ended September 30, 2012, decreased $15.6 million or 5.2% and increased $0.1 million or 0.0%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $12.8 million and decrease by approximately $31.5 million for the three and nine months ended September 30, 2012, respectively. Acquisitions caused gross profit to increase by approximately $9.8 million and increase by approximately $37.4 million for the three and nine months ended September 30, 2012, respectively. Accordingly, gross profit from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $12.6 million or 4.2% and decreased approximately $5.8 million or 0.7%, respectively, compared to the prior periods.

Consolidated gross margin for the three and nine months ended September 30, 2012, decreased 50 basis points to 27.8% and increased 10 basis points to 28.5%, respectively, compared to the prior periods. The decrease in consolidated gross margin for the three months ended September 30, 2012, was primarily attributable to our North American Lab segment where the quarter-over-quarter comparison was negatively impacted by a less favorable product mix in the 2012 period and from an off-cycle price increase implemented in the 2011 period to offset increasing supplier costs. The increase in consolidated gross margin for the nine months ended September 30, 2012 was principally influenced by a more favorable product mix, partially offset by a deterioration of gross margin in our Science Education segment driven by negative industry-specific factors.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SG&A expenses	$226.7	$233.4	$686.3	$683.3
Percentage of net sales	22.0%	21.9%	22.2%	22.0%

SG&A expenses for the three and nine months ended September 30, 2012, decreased $6.7 million or 2.9% and increased $3.0 million or 0.4%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $10.9 million and decrease by approximately $27.3 million for the three and nine months ended September 30, 2012, respectively. Acquisitions caused SG&A expenses to increase by approximately $8.9 million and increase by approximately $32.0 million for the three and nine months ended September 30, 2012, respectively. Accordingly, SG&A expenses from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $4.7 million or 2.0% and decreased approximately $1.7 million or 0.2%, respectively, compared to the prior periods.

The decrease in comparable SG&A expenses in the three month period was primarily attributable to a decrease in charges associated with cost reduction initiatives of $4.4 million, our recognition of a net gain of $2.0 million in 2012 due to favorable changes in the estimated fair value of contingent consideration associated with business combinations and higher pension income of $0.6 million associated with our U.S. Retirement Plan, partially offset by our recognition of $6.2 million in severance payments in 2012 associated with executive departures.

The decrease in comparable SG&A expenses in the nine month period was primarily attributable to a decrease in charges associated with cost reduction initiatives of $4.4 million, our recognition of a net gain of $2.0 million in 2012 due to favorable changes in the fair value of contingent consideration, higher pension income of $1.8 million associated with our U.S. Retirement Plan and lower stock-based compensation expense of $1.3 million, partially offset by our recognition of $6.2 million in severance payments in 2012 associated with executive departures.

SG&A expenses for the three and nine months ended September 30, 2012 included charges of $1.4 million associated with implementing cost reduction initiatives in our European Lab segment. SG&A expenses for the three and nine months ended September 30, 2011 included $5.8 million for charges associated with implementing organizational changes to enhance sales effectiveness as well as cost reduction measures, of which $2.9 million was for North American Lab, $0.5 million was for European Lab and $2.4 million was for Science Education.

See Note 7 in “Item 1 – Financial Statements and Supplementary Data” in this Quarterly Report on Form 10-Q for more information on our U.S. Retirement Plan pension obligations.

Impairments of Intangible Assets

We did not recognize any impairment charges during the third quarter of 2012. During the third quarter of 2011, we recognized aggregate charges of $3.3 million related to impairments of intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative macroeconomic and industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding.

Operating Income

The following table presents operating income and operating income changes by segment for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	%	2012	2011	Amount	%
North American Lab	$26.5	$34.1	$(7.6)	(22.3)%	$98.8	$107.5	$(8.7)	(8.1)%
European Lab	28.4	32.9	(4.5)	(13.7)%	96.2	95.9	0.3	0.3%
Science Education	4.8	(1.7)	6.5	382.4%	(0.7)	(9.5)	8.8	92.6%

Total	$59.7	$65.3	$(5.6)	(8.6)%	$194.3	$193.9	$0.4	0.2%

Operating income for the three and nine months ended September 30, 2012, decreased $5.6 million or 8.6% and increased $0.4 million or 0.2%, respectively, compared to the prior periods. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million during the three and nine months ended September 30, 2011. Changes in foreign currency exchange rates caused operating income to decrease approximately $1.9 million and decrease approximately $4.2 million for the three and nine months ended September 30, 2012, respectively. Acquisitions caused operating income to increase approximately $0.9 million and increase approximately $5.4 million for the three and nine months ended September 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $7.9 million or 11.5% and decreased approximately $4.1 million or 2.1%, respectively, compared to the prior periods. The decreases in comparable operating income were primarily attributable to lower gross profit.

Operating income in our North American Lab segment for the three and nine months ended September 30, 2012, decreased $7.6 million or 22.3% and decreased $8.7 million or 8.1%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $0.9 million and increase by approximately $5.0 million for the three and nine months ended September 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $8.5 million or 24.9% and decreased approximately $13.7 million or 12.7%, respectively, compared to the prior periods. The decrease in operating income from comparable operations for the three months ended September 30, 2012, resulted from a decrease in gross profit of approximately $9.6 million, due to lower sales volume, partially offset by a decrease in SG&A expenses of approximately $1.1 million, primarily due to lower charges for cost saving initiatives, recognition of a gain from contingent consideration and higher pension income, partly offset by charges for executive departures. The decrease in operating income from comparable operations for the nine months ended September 30, 2012, resulted from a decrease in gross profit of approximately $11.9 million, due to lower sales volume and an increase in SG&A expenses of approximately $1.8 million, primarily due to higher wage and related costs and charges for executive departures, partially offset by lower charges for cost saving initiatives, recognition of a gain from contingent consideration and higher pension income.

Operating income in our European Lab segment for the three and nine months ended September 30, 2012, decreased $4.5 million or 13.7% and increased $0.3 million or 0.3%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $1.9 million and decrease by approximately $3.8 million for the three and nine months ended September 30, 2012, respectively. Accordingly, operating income from comparable operations for the three and nine months ended September 30, 2012, decreased approximately $2.6 million or 7.9% and increased approximately $4.1 million or 4.3%, respectively, compared to the prior periods. The decrease in operating income from comparable operations for the three months ended September 30, 2012, resulted from an increase in SG&A expenses of approximately $1.9 million, largely due to increased charges for cost reduction initiatives, and a decrease in gross profit of approximately $0.7 million, primarily due to lower gross margin. The increase in operating income from comparable operations for the nine months ended September 30, 2012, resulted from an increase in gross profit of approximately $9.1 million, primarily due to increased sales volume, partially offset by an increase in SG&A expenses of approximately $5.0 million, due to higher wage and related costs and increased charges for cost reduction initiatives.

Operating income in our Science Education segment for the three and nine months ended September 30, 2012, increased $6.5 million and increased $8.8 million, respectively, compared to the prior periods. The increases in operating income for the three and nine months ended September 30, 2012, primarily resulted from decreases in SG&A expenses of $5.5 million and $8.5 million, respectively, primarily due to ongoing cost reduction programs and lower charges for cost saving initiatives and a $3.3 million reduction in impairment charges, partially offset by decreases in gross profit of $2.3 million and $3.0 million, respectively, due to decreasing sales volume.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three and nine months ended September 30, 2012, was $55.0 million and $152.5 million, respectively, compared to $50.9 million and $150.3 million for the three and nine months ended September 30, 2011, respectively. The increases in net interest expense were primarily due to fluctuations in foreign currency exchange rates and variable interest rates.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of foreign currency exchange gains and losses. We recognized net exchange losses of $13.0 million for the three months ended September 30, 2012, and net exchange gains of $7.6 million for the nine months ended September 30, 2012. We recognized net exchange gains of $51.6 million for the three months ended September 30, 2011, and net exchange losses of $11.4 million for the nine months ended September 30, 2011. Other income (expense), net for the nine months ended September 30, 2012 also includes $0.7 million of third party fees and fees paid to lenders associated with an Amendment (defined below) to our Senior Secured Credit Facility.

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

Loss on Extinguishment of Long-Term Debt

In connection with the issuance of the 7.25% Senior Notes (described below), on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the remaining unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

Income Taxes

For the three months ended September 30, 2012, our income tax benefit was $4.3 million as compared to an income tax provision of $11.4 million in the prior period. For the nine months ended September 30, 2012, our income tax provision was $19.6 million as compared to an income tax provision of $12.8 million in the prior period.

The tax benefit recognized during the three months ended September 30, 2012, is primarily the result of benefits from domestic operating losses, including our recognition of interest expense, net exchange losses and a loss on extinguishment of a portion of our 10.25% Senior Notes. The tax provision recognized during the nine months ended September 30, 2012, is primarily the result of taxes on operating profits in our foreign operations partially offset by benefits from domestic operating losses.

The tax provision recognized for the three months ended September 30, 2011, is comprised of provisions for operating profits of our foreign and domestic operations, including the recognition of net exchange gains. The tax provision recognized for the nine months ended September 30, 2011, is comprised of provisions for operating profits of our foreign operations, offset by benefits from domestic operating losses, including the recognition of interest expense and net exchange losses.

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

As of September 30, 2012, we had $123.2 million of cash and cash equivalents on hand, $639.6 million of restricted cash deposits with trustee, and our compensating cash balance was $109.6 million. We had $3,594.4 million of outstanding indebtedness as of September 30, 2012, comprised of $1,429.2 million of indebtedness under our Senior Secured Credit Facility, $610.3 million under our 10.25% Senior Notes, $750.0 million under our 7.25% Senior Notes, $521.9 million under our Senior Subordinated Notes, $142.0 million under our A/R Facility, $109.6 million of compensating cash indebtedness and $31.4 million of other indebtedness.

We had aggregate unused availability of $137.4 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of September 30, 2012. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and nine months ended September 30, 2012, were $192.9 million and $142.0 million, respectively. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

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

The non-extended portion of our term loans will mature on June 29, 2014, and the Extended Term Loans will mature on April 3, 2017.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on the earlier of (1) April 3, 2016, or (2) the date that is ninety-one days prior to the non-extended term loan maturity date (i.e., March 30, 2014) if the aggregate principal amount of the non-extended term loans outstanding on that date exceeds $100 million.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Amendment includes a financial maintenance covenant for the benefit of Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of September 30, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

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

In connection with the issuance of the 7.25% Senior Notes (described below), on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued has been discharged. The 10.25% Senior Notes have been classified within the current portion of long-term debt and the cash on deposit has been recorded as restricted cash deposits with trustee, each within the Company’s condensed consolidated balance sheet as of September 30, 2012.

On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. Accordingly, the Company will recognize an additional loss on the extinguishment of long-term debt of $21.3 million in the fourth quarter of 2012, such loss includes $15.6 million in redemption premiums and $5.7 million for the write-off the remaining unamortized deferred financing costs.

The Company funded the purchases and redemption of the 10.25% Senior Notes with the issuance of $750.0 million aggregate principal amount of 7.25% Senior Notes on September 4, 2012.

Fees paid to lenders and third parties in connection with the issuance of the 7.25% Senior Notes of approximately $12.1 million were deferred and are being recognized as expense over the term of maturity.

The 7.25% Senior Notes will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year, on each March 15 and September 15, commencing on March 15, 2013, at a rate of 7.25% per annum.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of September 30, 2012, $99.6 million of our $123.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

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

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities, excluding working capital changes	$104.9	$111.0
Cash flows from working capital changes, net	(144.0)	(61.1)

Cash flows from operating activities	$(39.1)	$49.9

Cash flows from operating activities for the nine months ended September 30, 2012 decreased $89.0 million to a use of cash of $39.1 million from a source of cash of $49.9 million during the prior period. The decrease in cash flows from operating activities was primarily attributable to decreases in cash flows from working capital components, partially offset by lower cash paid for interest.

Cash flows from working capital components for the nine months ended September 30, 2012 decreased $82.9 million to a use of cash of $144.0 million. Cash flows from inventories decreased $32.2 million to a use of cash of $32.3 million primarily due to incremental cash required to fund inventories in our new distribution facility in Visalia, California, which commenced operations in the third quarter of 2012, and for the expansion of inventories across our Asia Pacific operations. Cash flows from accrued expenses and other long-term liabilities decreased $29.6 million to a use of cash of $30.8 million primarily due to reductions in accrued bonuses, accrued interest and liabilities for our interest rate swap arrangements during the 2012 period. Cash flows from trade accounts receivable decreased $13.9 million to a use of cash of $58.7 million partially due to the demand for extended payment terms by our customers. Cash flows from trade accounts payable decreased $8.0 million to a use of cash of $19.7 million primarily due to timing. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable from period to period. Cash flows from other working capital components were relatively flat.

We paid cash interest of $160.6 million and $174.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash payments is primarily due to a $10.3 million decrease in cash paid under our interest rate swap arrangements during 2012, compared to the prior period when notional balances were higher. In addition, $4.4 million of interest on our Senior Subordinated Notes relating to the third quarter of 2012 was not paid until the fourth quarter of 2012.

Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2012 increased $68.4 million to a use of cash of $123.1 million from a use of cash of $191.5 million during the prior period. The increase in cash flows from investing activities was primarily attributable to lower funding of business acquisitions in the 2012 period. Capital expenditures increased in 2012 from 2011 reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $50 million of capital expenditures in 2012.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2012 increased $14.4 million to a source of cash of $119.3 million from a source of cash of $104.9 million during the prior period. Cash flows from financing activities in the 2012 period were significantly influenced by the issuance of $750.0 million of 7.25% Senior Notes, the extinguishment of $102.7 million of 10.25% Senior Notes and the establishment of a $639.6 million restricted cash deposit with trustee (each as discussed above). Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily attributable to net proceeds from our multi-currency revolving loan facility, our A/R Facility and net bank overdrafts, partially offset by cash paid for costs incurred to amend our Senior Secured Credit Facility and issue our 7.25% Senior Notes and for repurchases of equity units. Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to borrowings under our multi-currency revolving credit facility to partially fund business acquisitions.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the Amendment of our Senior Secured Credit Facility and the call and repurchase of the 10.25% Senior Notes and issuance of $750 million of 7.25% Senior Notes, as discussed at Note 5 in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q.

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

New Accounting Standards

See Note 2 in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to “Item 7A — Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2011, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of September 30, 2012.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on this evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2012, we implemented SAP as an enterprise resource planning system for our U.S. laboratory supply business. The foundation of our U.S. laboratory supply business implementation was developed from our European instance of SAP. Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended September 30, 2012. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings and matters, see Note 12 in “Item 1 — Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A. Risk Factors

Except for the following risk factor set forth below, which has been revised to reflect the changes to the maturity dates of our Senior Secured Credit Facility based on our issuance of the 7.25% Senior Notes, there were no material changes in risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, that could affect our business, results of operations and financial condition.

We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, our A/R Facility or other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Although we have extended the maturity of the revolving loan and a portion of the term loans, each outstanding under our Senior Secured Credit Facility, to April 3, 2016 and April 3, 2017, respectively, the revolving loan will accelerate and mature on March 30, 2014, if we are not successful in refinancing the non-extended portion of our term loans to less than $100 million. We will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

Item 6. Exhibits

Exhibit Number	Description of Documents	Method of Filing

4.1	Indenture, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.2	Form of 7.25% Senior Notes due 2017	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.3	Registration Rights Agreement, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Goldman, Sachs & Co., as representatives of the Initial Purchasers	Previously filed as Exhibit 4.3 to Current Report on Form 8-K on September 5, 2012

10.1	Memorandum of Terms for Service as Interim President and Chief Executive Officer, dated August 1, 2012, between VWR Management Services, LLC and Manuel Brocke-Benz	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
	Name:	Theresa A. Balog
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	November 13, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

4.1	Indenture, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.2	Form of 7.25% Senior Notes due 2017	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.3	Registration Rights Agreement, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Goldman, Sachs & Co., as representatives of the Initial Purchasers	Previously filed as Exhibit 4.3 to Current Report on Form 8-K on September 5, 2012

10.1	Memorandum of Terms for Service as Interim President and Chief Executive Officer, dated August 1, 2012, between VWR Management Services, LLC and Manuel Brocke-Benz	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith.