Form 10-Q/A
period 2012-09-30
VWR Funding, Inc.
filed 2012-11-15
CIK 1319764

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

As of September 30, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 13, 2012 was 1,000.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the VWR Funding, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10-Q”), is solely to update and correct certain information presented in Exhibit 101 to the Form 10-Q.

While the disclosures included in the text of the Form 10-Q were correct and accurate when filed, certain information contained in the Company’s XBRL (eXtensible Business Reporting Language) information furnished as Exhibit 101 to the Form 10-Q, which information was included in accordance with Rule 405 of Regulation S-T, included errors. The attached Exhibit 101 to this report provides the corrected and updated consolidated financial statements and related notes filed in the original Form 10-Q formatted in XBRL. The XBRL information furnished in the original Form 10-Q should be disregarded.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after November 13, 2012) or modify or update those disclosures that may be affected by subsequent events.

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

Item 6. Exhibits

Exhibit Number	Description of Documents	Method of Filing

4.1	Indenture, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.2	Form of 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.3	Registration Rights Agreement, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Goldman, Sachs & Co., as representatives of the Initial Purchasers	Previously filed as Exhibit 4.3 to Current Report on Form 8-K on September 5, 2012

10.1	Memorandum of Terms for Service as Interim President and Chief Executive Officer, dated August 1, 2012, between VWR Management Services, LLC and Manuel Brocke-Benz*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
Name: Theresa A. Balog
Title: Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Date: November 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

4.1	Indenture, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.2	Form of 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.1 to Current Report on Form 8-K on September 5, 2012

4.3	Registration Rights Agreement, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Goldman, Sachs & Co., as representatives of the Initial Purchasers	Previously filed as Exhibit 4.3 to Current Report on Form 8-K on September 5, 2012

10.1	Memorandum of Terms for Service as Interim President and Chief Executive Officer, dated August 1, 2012, between VWR Management Services, LLC and Manuel Brocke-Benz*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 333-124100), filed November 13, 2012.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*	Denotes management contract or compensatory plan, contract or arrangement.