Form 10-K
period 2012-12-31
VWR Funding, Inc.
filed 2013-03-05
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2012, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at February 25, 2013, was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

VWR FUNDING, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

We distribute chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products. We also provide certain services to some of our customers, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. We maintain operations in 32 countries and process approximately 50,000 order lines daily from a logistical network of approximately 50 strategically located distribution centers. Our principal customers are major pharmaceutical, biotechnology, industrial and government organizations, as well as academic institutions, including schools, colleges and universities.

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

On June 29, 2007, CDRV completed a merger (the “Merger”) by and among CDRV, Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”), and Varietal Distribution Merger Sub, Inc., a Delaware corporation and subsidiary of Holdings (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into CDRV, with CDRV continuing as the surviving corporation and assuming all of the debt obligations of Merger Sub. In addition, in connection with the Merger, CDRV changed its name to VWR Funding, Inc. After giving effect to the Merger and related transactions, the Company became a direct, wholly owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly owned subsidiary of Holdings. Holdings is a holding company owned by private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”), other co-investors and certain members of our management who have been given the opportunity to purchase equity in Holdings pursuant to an equity incentive plan established at the time of the Merger, who we collectively refer to as the “equity investors.” See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for additional information regarding the equity investors.

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0 million, the issuance of $675.0 million aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (the “10.25% Senior Notes”), the issuance of $353.3 million and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 million and €600.0 million (the “Senior Secured Credit Facility”). In June 2012, we completed an amendment to the Senior Secured Credit Facility which extended the maturities for a portion of our revolving credit commitments and senior secured term loan borrowings. In August 2012, the Company commenced a tender offer to purchase the then outstanding 10.25% Senior Notes. In a series of transactions concluding in October 2012, the Company issued $750.0 million aggregate principal amount of 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”) and redeemed the 10.25% Senior Notes. These, together with a three-year accounts receivable securitization facility that we entered into during 2011 (the “A/R Facility”), comprised the majority of our financing as of December 31, 2012. See Note 9 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our indebtedness.

We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes, and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab, European Lab and Science Education businesses. As a result of certain acquisitions completed in 2011 and 2012, we also have commercial operations in Brazil, Argentina and Chile. The results of our operations in the Asia Pacific and South American regions, which are not material, are included in our North American Lab segment.

We maintain shared services operations that support our global businesses. The costs of operating our shared services facilities have been allocated to our business segments based on relative utilization. We have also completed a number of selective acquisitions throughout the world.

See Note 17 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.

Customers and Markets

Management estimates that annual industry-wide revenues in the global laboratory supply industry in which our North American Lab and European Lab segments operate are approximately $37 billion, based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development and production spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.

In regard to our Science Education segment, industry sales levels are subject to fluctuations driven by state budgetary status, changes in state and local government funding toward public education and spending patterns, the timing of state by state new textbook adoption cycles and population changes. Our Science Education segment is seasonal, with increased net sales and operating income in the third quarter, in connection with school supply purchases in preparation for the beginning of the new school year.

We maintain a diverse and stable customer base across a diversified array of end-users and geographies. Our customers include pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products companies. They also include universities and research institutes, governmental agencies, environmental organizations and primary and secondary schools.

We serve our customers globally through our operations in 32 countries. We established a presence in Asia Pacific in 2006 and continue to expand in this region to respond to the needs of our global customers who are also expanding operations there. We established a presence in South America through targeted acquisitions completed in 2011 and 2012. We expect to continue to extend our footprint to both Central and South America as we seek to expand sales to existing global customers and leverage our global purchasing power.

We seek to be the principal provider of laboratory supplies to our customer base. We are a significant provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies. Pharmaceutical and biotechnology companies (collectively, “BioPharma”) represented approximately 38% of our 2012 net sales, and together with universities and colleges, accounted for approximately 53% of our 2012 net sales. In 2012, our top 20 customers accounted for approximately 22% of our net sales, with no single customer representing more than 4% of our net sales. As of December 31, 2012, our top 10 customers have had relationships with us averaging more than 12 years.

The following chart sets forth our consolidated customer mix for 2012:

Products and Services

We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. We currently market more than a million products from a network of thousands of suppliers. Our average order size is approximately $500. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately three-quarters of our net sales in 2012. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes, lab furniture and cold storage equipment.

We distribute products sourced from a wide array of manufacturers and are a primary distributor for a variety of major manufacturers. We offer customers a large selection of products designed to meet their individual needs from a combination of premium, “value-for-money” and lower-cost products. In 2012, approximately 78% of our laboratory distribution product sales consist of branded products, with the balance comprised of private label products, primarily in the “value for money” category.

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

The following chart sets forth our consolidated product and service mix for 2012:

Distribution Network

We operate a distribution network of over 4 million square feet of distribution space, consists of strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. We ship products to more than 275,000 unique customers worldwide. Customer contact centers have the responsibility for order entry and customer service. Our distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. We also contract with third parties to ship products directly to our customers based on our instructions.

Our regional service centers are located near selected customer locations and are designed to supply a limited number of products to those customers that require a high level of service. We also operate “just-in-time” facilities at or near customer sites to meet customer needs promptly.

Sales and Marketing

We reach customers through a well-trained global sales force, industry-leading websites and targeted catalogs. Our field sales organization is supported by specialist teams, selected for their in-depth industry and product knowledge, who provide advanced sales and technical support for e-business integration, customized services, laboratory furniture, chromatography, production, healthcare and life science product areas.

Our internet sites play a vital role in how we conduct business with our customers. Over half of the orders that we process originate from our websites, which feature our full product offering on a multi-lingual platform to deliver a tailored user experience in the many countries in which we do business. Our customers make use of the rich functionality that our websites have to offer, many of which better integrate our customers’ processes with our own. The flexibility and scalability of our websites allow us to integrate acquisitions, drive geographical expansion and serve segmented market needs with relative ease.

We also provide printed literature including flyers, brochures, magazines and large catalogs. Our general catalogs, which present the most comprehensive view of our product portfolio, are printed in over 20 languages and distributed worldwide. General catalogs are supplemented by specialty catalogs and brochures geared toward specific industries, applications and product lines. In addition, we produce several serial publications that engage our customers with informative articles and a focused product offering, timed to release during prime purchasing seasons.

Suppliers

We distribute products sourced from a wide range of manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. As of December 31, 2012, our top 10 suppliers have had relationships with us averaging more than 12 years.

Merck KGaA is one of our major suppliers of chemical and other products. The Company has a European Distribution Agreement with Merck KGaA to distribute certain chemical products in Europe. The European Distribution Agreement was originally entered into in April 2004 with a five year term and has been extended for a second five year term ending April 2014. Merck KGaA has the right to terminate this agreement if certain events occur. During 2005, the German Federal Cartel Office initiated an investigation with regard to our European Distribution Agreement in Germany. See Note 15(b) under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the investigation and related court proceedings.

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

We have recently concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence.

Merck KGaA and its affiliates supplied products accounting for approximately 10%, 10% and 11% of our consolidated net sales in 2012, 2011 and 2010, respectively.

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

Competition

We operate in a highly competitive environment. We compete in the global laboratory supply industry primarily with Thermo Fisher Scientific Inc., which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with a wide range of manufacturers selling directly to their customers, including Sigma-Aldrich Corporation, Life Technologies and others. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers.

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

Employees

As of December 31, 2012, we had approximately 8,600 employees, including approximately 4,100 in North America, 3,400 in Europe, 1,000 in Asia Pacific and 100 in South America. As of December 31, 2012, approximately 4% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the manufacturing, handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we manufacture, handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

Based on current information, we believe that any costs we may incur relating to environmental matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties which could have a material impact on our business, financial condition and results of operations. In addition, environmental laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation, may have in future periods.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2012, we had an aggregate principal amount of debt outstanding of $3,148.6 million, including our 7.25% Senior Notes, our Senior Subordinated Notes, our Senior Secured Credit Facility and our A/R Facility. Our high level of debt could have important consequences to us including the following:

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

Although the terms of the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the credit agreement governing the Senior Secured Credit Facility restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. The risks that we and our subsidiaries face as a result of our leverage could intensify to the extent that we incur additional indebtedness.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers for covenants could result in an acceleration of the due date of our indebtedness.

The credit agreement governing our Senior Secured Credit Facility and the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indentures restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur or create additional indebtedness;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	purchase or redeem stock;

•	make investments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	enter into mergers, consolidations and sales of substantially all assets.

Additionally, our Senior Secured Credit Facility contains a financial maintenance covenant for the benefit of our revolving commitment lenders. Specifically, we are required to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. We cannot assure you that we will be able to maintain compliance with the covenants related to our debt in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or note holders and/or amend the covenants. In particular, if our financial condition or operating results deteriorate, our relations with our lenders and noteholders may be materially and adversely affected, which could impact our ability to obtain waivers if necessary.

Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Secured Credit Facility that was not cured or waived, the lenders under our Senior Secured Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Secured Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Secured Credit Facility and our obligations under the 7.25% Senior Notes and Senior Subordinated Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Secured Credit Facility, the lenders under our Senior Secured Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Secured Credit Facility. Any such acceleration may also constitute a termination event under our A/R Facility, which could result in the amount outstanding under that facility becoming due and payable.

We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Although we have extended the maturity of the revolving loan and the term loans, each outstanding under our Senior Secured Credit Facility, to April 3, 2016 and April 3, 2017, respectively, our A/R Facility terminates on November 4, 2014, unless extended. We will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

Our ability to make payments on our debt obligations depends on our ability to receive dividends, payments or other distributions from our subsidiaries.

We are a holding company operating principally through VWR International, LLC (“VWR”) and certain of its subsidiaries. As a result, we are substantially dependent on dividends, payments or other distributions from VWR (and such subsidiaries) to make payments on the 7.25% Senior Notes, Senior Subordinated Notes and borrowings under the Senior Secured Credit Facility. VWR’s ability to make such dividends, payments or other distributions will depend on its and its subsidiaries’ financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and financial and business factors, such as the following, which may be beyond our control:

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

Upon a change of control, as defined in the indentures governing the 7.25% Senior Notes and the Senior Subordinated Notes (collectively, the “Notes”), subject to certain conditions, we will be required to offer to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity. We may not have sufficient funds from such sources at the time of any change of control to make required repurchases of Notes tendered. In addition, the terms of our Senior Secured Credit Facility limit our ability to repurchase the Notes and certain change of control events will constitute an event of default under the indentures. If the holders of the Notes exercise their right to require us to repurchase all of the Notes upon a change of control, the financial effect of this repurchase could cause a default under our other debt, even if the change of control itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our other debt and the Notes or that restrictions in our Senior Secured Credit Facility and the indentures will not allow such repurchases.

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

With operations in many parts of the world, the global economy has a significant impact on our business. Unfavorable global economic conditions in the United States, Europe and other regions in which we operate, and volatility in the global capital and credit markets, could materially and adversely affect our business, financial condition and results of operations. In particular, a deterioration of global economic conditions, or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:

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

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining, consumer products and other industries as well as in the education and government sectors. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, general economic conditions, their financial condition and liquidity, spending priorities and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. Government funding of scientific research and education has varied for several reasons, including general economic conditions, growth in population, political priorities, changes in the number of students and other demographic changes.

A sluggish economic recovery or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all industry segments that we serve. In particular, we may experience a reduction in revenues from certain of our customers in the pharmaceutical industry, which have restructured research functions resulting in workforce reductions, facility closures and budget reductions; from certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures; and from schools in the United States served by our Science Education segment, which have been reducing and adjusting budgeted expenditures in light of reductions in state and local funding. In addition, certain of our customers who depend on federal funding to finance their scientific research may be adversely impacted by federal spending cuts required by the “sequestration” mechanism in the Budget Control Act of 2011, or by federal spending cuts, if any, included in an agreement to avoid sequestration. Sequestration, originally scheduled to be implemented in January 2013, mandates $1.2 trillion of spending reductions split between domestic and defense spending over the next ten years if Congress and the White House are unable to reach an agreement on budget deficit reductions. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of our healthcare industry customers to develop new products to replace revenue decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the healthcare industry may result in our healthcare industry customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or move facilities to low-cost offshore locations or outsource certain activities domestically or to low-cost offshore locations. For instance, we intend to continue our expansion into the Asia Pacific and South American regions, but there is no assurance that we will be successful in maintaining relationships with our existing customers who have established operations in those regions or in developing new customer relationships with the outsourcing organizations in those regions.

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

We offer products from a wide range of manufacturers. While there is generally more than one source of supply for most of the categories of products that we sell, we currently do not manufacture the majority of our products and are dependent on these manufacturers for access to those products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 10% of our net sales in 2012. We have recently concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence.

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

Some of our competitors are increasing their manufacturing operations both internally and through acquisitions of manufacturers, including manufacturers that supply products to us. In addition, we manufacture certain products that may compete directly with products we source from our suppliers. To date, we have not experienced an adverse impact on our ability to continue to source products from manufacturers that have been vertically integrated or otherwise compete with us, although there is no assurance that we will not experience such an impact in the future.

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

We intend to continue to review and complete selective acquisition opportunities throughout the world as a part of our growth strategy. There can be no assurance that we will be able to complete suitable acquisitions for a variety of reasons, including competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to fund the transaction. In addition, any completed acquisition will subject us to a variety of other risks:

•	we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•	acquisitions might have a material adverse effect on our business relationships with existing or future suppliers; in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;

•	we may assume substantial actual or contingent liabilities;

•	acquisitions may not meet our expectations of future financial performance;

•	we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

The international scope of our operations may adversely affect our business.

We derived approximately 49% of our 2012 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities internationally. Accordingly, we face certain risks, including:

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

Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. The results of our 2011, 2010 and 2008 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million, $48.1 million, and $392.1 million, respectively. The impairment charges from 2011 and 2010 were associated with our Science Education segment, whereas the impairment charges from 2008 were recognized at each of our segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments in 2008 were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to industry-specific factors. We continue to be subject to the risks which led to these impairment charges. See Item 7 — “Managements Discussion & Analysis of Financial Condition — Critical Accounting Policies — Goodwill & Intangible Assets” in this Annual Report on Form 10-K for more information.

As of December 31, 2012, goodwill and intangible assets represented approximately $3.7 billion or 68% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.

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

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations involve and have involved the manufacturing, handling, transport, and distribution of materials that are or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we manufacture, handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we are named as a defendant in cases that arise as a result of our distribution of laboratory and other supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation on us has typically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition and results of operations in the future.

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

We have recently completed the implementation of our enterprise resource planning system in our U.S. laboratory supply business and we plan to continue to make technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, confidentiality, integrity and availability of data and systems, to ensure our operations continue to provide a high quality service to our customers and to provide important information to our management and prepare financial information. We are continually assessing the risks and costs associated with potential problems and interruptions that could reduce the efficiency and effectiveness of our operations in the near term, looking for opportunities to transfer or share these risks with specialized information systems security providers and insuring against these risks where appropriate. Despite these efforts, the cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce our productivity, including our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, as well as disrupt or impair our ability to provide important information to our management and investors.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We serve our customers globally through our operations in 32 countries, and we have more than 50 different registered and unregistered trademarks and service marks for our products and services. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling and the Canadian dollar) from our operations outside the United States. For example, in 2012 approximately 49% of our net sales came from our operations outside the United States, primarily from our operations in Europe and Canada. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.

Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2012, we had €707.4 million ($935.5 million on a U.S. dollar equivalent basis as of December 31, 2012) of Euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 30% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2012, 2011 and 2010, we recognized foreign exchange (losses) gains of $(14.4) million, $21.8 million and $66.8 million, respectively.

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

We own and lease office and warehouse space globally. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2012, the following table sets forth information with respect to our significant distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Arlington Heights, Illinois (1)	Leased	15,418 sq. ft.	Offices
Auckland, New Zealand (1)	Leased	22,992 sq. ft.	Distribution/Offices
Batavia, Illinois (1) *	Owned/Leased	407,800 sq. ft.	Distribution
Briare, France (2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey (1)	Owned	369,475 sq. ft.	Distribution
Bruchsal, Germany (2)	Owned/Leased	218,906 sq. ft.	Distribution
Buffalo, New York (3)	Leased	10,000 sq. ft.	Offices
Coimbatore, India (1)(2)(3)	Leased	43,989 sq. ft.	Shared Services
Darmstadt, Germany (2)	Leased	58,007 sq. ft.	Offices
Debrecen, Hungary (2)	Leased	67,188 sq. ft.	Distribution/Repackaging and Mixing
Denver, Colorado (1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland (2)	Leased	77,067 sq. ft.	Distribution
Edmonton, Alberta, Canada (1)	Leased	44,449 sq. ft.	Distribution
Franklin, Massachusetts (1)	Leased	55,486 sq. ft.	Distribution
Gavere, Belgium (2)	Leased	24,219 sq. ft.	Distribution
Haasrode, Belgium (2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Heredia, Costa Rica (1)	Leased	13,131 sq. ft.	Distribution/Offices
Karlskoga, Sweden (2)	Leased	129,167 sq. ft.	Distribution
Kaysville, Utah (1)	Owned	29,000 sq. ft.	Distribution/Offices
Kelsterbach, Germany (2)	Leased	59,642 sq. ft.	Distribution
Kirkland Lake, Ontario, Canada (1)	Leased	16,668 sq. ft.	Distribution/Offices
Lachine, Quebec, Canada (1)	Owned	235,000 sq. ft.	Distribution/Manufacturing/Offices
Llinars del Vallés, Spain (2)	Leased	72,955 sq. ft.	Distribution
Lutterworth, United Kingdom (2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico (1)	Owned	130,450 sq. ft.	Distribution
Mexico City, Mexico (1)	Leased	63,948 sq. ft.	Distribution
Milan, Italy (2)	Leased	55,972 sq. ft.	Distribution
Mississauga, Ontario, Canada (1)	Leased	110,194 sq. ft.	Distribution
Morrisville, North Carolina (1)	Leased	17,816 sq. ft.	Distribution
Radnor, Pennsylvania (1)(3)	Leased	149,858 sq. ft.	Offices
Rochester, New York (3)	Owned	339,600 sq. ft.	Distribution/Assembly/Offices
Rouses Point, New York (1)	Owned	31,000 sq. ft.	Distribution/Manufacturing/Offices
San Dimas, California (1)	Leased	52,800 sq. ft.	Distribution
Santiago, Chile (1)	Leased	47,361 sq. ft.	Distribution/Manufacturing/Offices
Shanghai, China (1)	Leased	37,749 sq. ft.	Distribution/Offices
Singapore (1)(2)	Leased	74,034 sq. ft.	Distribution
Skalice, Czech Republic (2)	Leased	17,222 sq. ft.	Distribution
Solon, Ohio (1)	Leased	175,815 sq. ft.	Distribution/Manufacturing/Offices
Sparks, Nevada (1)	Leased	17,040 sq. ft.	Distribution/Manufacturing/Offices
St. Catharines, Ontario, Canada (3)	Leased	24,318 sq. ft.	Distribution/Offices
Sugar Land, Texas (1)	Leased	62,280 sq. ft.	Distribution
Suwanee, Georgia (1)	Leased	168,925 sq. ft.	Distribution
Taboao da Serra, Brazil (1)	Leased	17,631 sq. ft.	Distribution
Tempe, Arizona (1)	Leased	34,908 sq. ft.	Distribution
Templemars, France (2)	Leased	18,299 sq. ft.	Distribution
Vienna, Austria (2)	Leased	35,941 sq. ft.	Distribution
Tualatin, Oregon (1)	Leased	56,400 sq. ft.	Distribution
Visalia, California (1)	Owned	500,000 sq. ft.	Distribution
Wangara, Australia (1)	Leased	63,261 sq. ft.	Distribution/Manufacturing/Offices
Winnipeg, Manitoba, Canada (1)	Leased	39,528 sq. ft.	Distribution/Offices

*	Subject to a mortgage lien under the Senior Secured Credit Facility.
(1)	North American Lab
(2)	European Lab
(3)	Science Education

We also lease various regional distribution centers and service facilities in North America, Europe and Asia Pacific that support our sales and warehouse functions. For information regarding our lease commitments, see Note 15(a) under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings and matters, see Note 15 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at February 25, 2013, was 1,000, all of which was held by VWR Investors.

Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 25, 2013, Holdings had 1,400,541.52 preferred units outstanding and 13,905,923.08 common units outstanding, of which 13,617,478.08 are designated as Class A Common Units and 288,445.00 are designated as Class B Common Units, and 249 holders of record of its common units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.

Dividends

Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 9 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2011 or 2012. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of Company fees and expenses.

Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

Recent Sales and Purchases of Unregistered Equity Securities

VWR Funding, Inc. did not sell or purchase any equity securities in 2012.

In 2012, Holdings sold 382.00 preferred units and 15,556.84 Class A Common Units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for issuances of preferred units to management investors in 2012 was $1,000 per preferred unit and for issuances of Class A Common Units to management investors in 2012, the purchase price fluctuated in a range between $0.01 and $7.48 per Class A Common Unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 484,976.40 Class A Common Units in 2012 from employees whose employment with VWR was terminated in 2011 or 2012, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.

All of the equity issued by Holdings under the Holdings Equity Plan in 2012 was deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Holdings.

See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management and Equity Sponsor Equity Arrangements” for additional information regarding the Holdings Equity Plan. See Note 12 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company’s accounting pursuant to the Holdings Equity Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(in millions)	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$4,129.4	$4,161.1	$3,638.7	$3,561.2	$3,759.2
Cost of goods sold	2,962.0	2,981.6	2,599.8	2,545.6	2,693.8

Gross profit	1,167.4	1,179.5	1,038.9	1,015.6	1,065.4
SG&A expenses (1)(2)(3)	915.4	913.6	853.5	806.8	1,253.7

Operating income (loss)	252.0	265.9	185.4	208.8	(188.3)
Interest expense, net (4)	(199.5)	(199.6)	(202.7)	(224.5)	(283.9)
Other income (expense), net (5)	(15.1)	21.8	66.8	(23.9)	22.1
Loss on extinguishment of long-term debt (6)	(25.5)	—	—	—	—

Income (loss) before income taxes	11.9	88.1	49.5	(39.6)	(450.1)
Income tax (provision) benefit	(8.1)	(30.4)	(28.0)	25.5	115.5

Net income (loss)	$3.8	$57.7	$21.5	$(14.1)	$(334.6)

Other Financial Data:
Depreciation and amortization	$125.9	$120.9	$116.5	$116.6	$116.1
Capital expenditures	51.8	42.5	41.6	23.9	29.7
Gross profit as a percentage of net sales	28.3%	28.3%	28.6%	28.5%	28.3%
Balance Sheet Data:
Cash and cash equivalents	$139.8	$164.6	$142.1	$124.4	$42.0
Total assets	5,402.0	5,189.7	5,001.4	5,127.3	5,084.9
Total debt	3,148.6	2,908.7	2,757.7	2,871.7	2,815.6
Total stockholders’ equity	992.6	960.8	965.2	1,042.6	1,008.4

(1)	We recognized share-based compensation expense of $0.9 million, $2.3 million, $3.4 million, $3.4 million and $3.8 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)	The results of our 2011, 2010 and 2008 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million, $48.1 million and $392.1 million, respectively. The impairment charges from 2011 and 2010 were recognized at our Science Education segment, whereas the impairment charges from 2008 were recognized at each of our segments ($202.1 million in North American Lab, $88.0 million in European Lab and $102.0 million in Science Education). We believe that the impairment charges recognized in our North American Lab and European Lab segments were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to industry-specific factors. See Note 6 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(3)	We recognized charges related to implementing organizational and operational changes and cost reduction initiatives of $16.9 million, $5.9 million, $3.1 million, $11.4 million and $4.2 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)	Interest rate swap arrangements have contributed to volatility in interest expense, net. See Note 13 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(5)	As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. See Note 2(c) included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(6)	We recognized a loss on extinguishment of long-term debt in 2012 resulting from a tender offer and related call for redemption on our 10.25% Senior Notes. See Note 9 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should understand that the following important factors, in addition to those discussed in Item 1A — “Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Overview

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab, European Lab and Science Education businesses. As a result of certain acquisitions completed in 2011 and 2012, we also have commercial operations in Chile, Argentina and Brazil. The results of our operations in the Asia Pacific and South American regions, which are not material, are included in our North American Lab segment.

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Year Ended December 31,
			Change				Change
	2012	2011	Amount	%	2011	2010	Amount	%
Net sales	$4,129.4	$4,161.1	$(31.7)	(0.8)%	$4,161.1	$3,638.7	$522.4	14.4%
Operating income	252.0	265.9	(13.9)	(5.2)%	265.9	185.4	80.5	43.4%
Net income	3.8	57.7	(53.9)	(93.4)%	57.7	21.5	36.2	168.4%

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•	acquisitions of certain businesses in our North American and European Lab segments, causing our reported growth to be greater than comparable growth and, with respect to 2012, causing our reported declines to be lesser than comparable declines;

•	changes in foreign currency exchange rates, which generally weakened in 2012 as compared to 2011, causing our reported growth to be lesser than comparable growth and causing our reported declines to be greater than comparable declines, and because such exchange rates generally strengthened in 2011 as compared to 2010, causing our reported growth to be greater than comparable growth;

•	foreign currency translation, including our recognition of net unrealized translation gains and losses on certain portions of our debt;

•	a reduction in overall sales volume during 2012, in particular within our North American Lab segment, due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012;

•	improvements in our reported net sales and operating results during 2011 due, in part, to increased sales volume from our pharmaceutical and biotechnology customers due to new customer wins and growth from our industrial customers;

•	our recognition of non-cash impairment charges during 2011 and 2010, associated with the goodwill and indefinite-lived intangible assets of our Science Education segment, primarily as a result of industry-specific factors;

•

our recognition of higher charges during 2012, as compared to 2011 and 2010, associated with implementing cost reduction initiatives and other organizational and operational changes, and, with respect to 2012, our recognition of charges for severance associated with executive departures; and

•	our recognition of a loss on extinguishment of long-term debt in 2012 resulting from a tender offer and related call for redemption on our 10.25% Senior Notes.

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

Expand Global Presence. An important part of our strategy is to accelerate the Company’s growth by expanding existing operations and capabilities, and completing selective acquisitions in various locations throughout the world. We will continue to seek opportunities to expand our presence in Asia Pacific, Central and South America and other emerging markets. Selective acquisitions present opportunities to leverage our existing infrastructure, pursue new lines of business in new industries and establish in-country operations in new geographic areas.

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

Foreign Currency

We maintain operations primarily in North America and in Europe. Approximately one half of our net sales originate in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss Franc. As a result, changes in our reported results include the impact of changes in foreign currency exchange rates. Our presentation of results from comparable operations in the following discussion and analysis excludes the impact of fluctuations in foreign exchange rates. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that removing the impact of fluctuations in foreign exchange rates provides a useful means to measure our operating performance.

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

Recent Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On September 1, 2010, we acquired the scientific distribution businesses of EBOS Group Limited (collectively “ANZ Lab”). ANZ Lab distributes general laboratory supplies and life science products in Australia and New Zealand.

•	On September 1, 2010, we acquired Labart sp. z o.o (“Labart”), and on March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”). Labart and Alfalab are scientific laboratory supply distributors in Poland.

•	On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic supplier and manufacturer of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

•	On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Anachemia, based in Montreal, Canada, manufactures certain chemicals and materials and distributes chemicals, laboratory supplies and equipment in Canada, the United States, South America and Mexico.

•	On September 1, 2011, we acquired LabPartner (Shanghai) Co., Ltd. (“LabPartner”). LabPartner is based in Shanghai, China and provides lab equipment, reagents, consumables and services for research and development.

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a distributor of laboratory equipment and products in Italy.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes which are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of ANZ Lab, AMRESCO, BioExpress, Anachemia, LabPartner, KLEN and Sovereign have been included in our North American Lab segment and the results of Labart, Alfalab, Trenka, PBI, VITRUM, Lab3, Labonord and Switch have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

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

During the third quarters of 2011 and 2010, we recognized aggregate charges of $3.3 million and $48.1 million, respectively, related to impairments of goodwill and indefinite-lived intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

See Notes 6 and 13(e) included in Item 8 — “Financial Statements and Supplementary Data” for more information on our impairment assessments and associated fair value measurements. See “Critical Accounting Policies” below for a discussion of risks and uncertainties associated with accounting for our goodwill and intangible assets.

Seasonality and Inflation

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and gross profit in the third calendar quarter in comparison to other quarters of the year. For example, in 2012, 2011 and 2010, approximately 35% of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies and science kits in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends. For example, we believe the Science Education segment’s publisher kitting business tends to follow a seven to nine-year business cycle based on certain large states’ adoption of new textbooks. We believe that 2007 represented the height of the most recent business cycle.

During 2012, 2011 and 2010, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.

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

Selling general and administrative expenses primarily reflect the costs of operations dedicated to generating sales, maintaining existing customer relationships, enhancing technology capabilities, receiving and processing customer orders and maintaining our distribution center facilities. SG&A expenses also include our corporate, administrative and shared-service costs and depreciation and amortization expenses.

Results of Operations

2012 Compared With 2011

Net Sales

The following table presents net sales and net sales changes by segment for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
			Change
	2012	2011	Amount	%
North American Lab	$2,388.2	$2,377.7	$10.5	0.4%
European Lab	1,637.4	1,663.4	(26.0)	(1.6)%
Science Education	103.8	120.0	(16.2)	(13.5)%

Total	$4,129.4	$4,161.1	$(31.7)	(0.8)%

Net sales for the year ended December 31, 2012, decreased $31.7 million or 0.8% compared to the prior period. Changes in foreign currency exchange rates caused net sales to decrease by approximately $113.9 million for the year ended December 31, 2012. The acquisitions of AMRESCO, Alfalab, Trenka, BioExpress, Anachemia, LabPartner, PBI, VITRUM, basan, KLEN, Sovereign, Lab3, Labonord and Switch, (collectively, the “2012/2011 Acquisitions”) caused net sales to increase by approximately $149.8 million for the year ended December 31, 2012. Accordingly, net sales from comparable operations for the year ended December 31, 2012, decreased approximately $67.6 million or 1.6% compared to the prior period. The decrease in net sales from comparable operations is primarily due to reductions in sales volume during 2012 due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012.

Net sales in our North American Lab segment for the year ended December 31, 2012, increased $10.5 million or 0.4% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $92.5 million for the year ended December 31, 2012. Accordingly, net sales from comparable operations for the year ended December 31, 2012, decreased approximately $82.0 million or 3.4% compared to the prior period. The majority of this decline is due to the loss of a global pharmaceutical customer in 2012. Net sales of consumable products (including chemicals) decreased by low single-digit rates while net sales of capital goods (including equipment, instruments and furniture) decreased by mid single-digit rates. Net sales to pharmaceutical (including biotechnology) customers and governmental entities decreased by mid single-digit rates while net sales to education and industrial and other customers decreased by low single-digit rates.

Net sales in our European Lab segment for the year ended December 31, 2012, decreased $26.0 million or 1.6% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to decrease by approximately $56.6 million. Accordingly, net sales from comparable operations for the year ended December 31, 2012, increased approximately $30.6 million or 1.8% compared to the prior period. Net sales of consumable products (including chemicals) increased by low single-digit rates while net sales of capital goods (including equipment, instruments and furniture) were relatively flat. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by low to mid single-digit rates, while net sales to governmental entities decreased by low single digit rates and net sales to education customers were relatively flat.

Net sales in our Science Education segment for the year ended December 31, 2012, decreased $16.2 million or 13.5% compared to the prior period. This decrease is primarily due to the recent divestiture of our primary retail product line and further due to reductions in sales volume in our core science supplies businesses and our publisher kitting business. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
	2012	2011
Gross profit	$1,167.4	$1,179.5
Percentage of net sales (gross margin)	28.3%	28.3%

Gross profit for the year ended December 31, 2012, decreased $12.1 million or 1.0% compared to the prior period. Changes in foreign currency exchange rates caused gross profit to decrease by approximately $34.3 million for the year ended December 31, 2012. The 2012/2011 Acquisitions caused gross profit to increase by approximately $46.1 million for the year ended December 31, 2012. Accordingly, gross profit from comparable operations for the year ended December 31, 2012, decreased approximately $23.9 million or 2.0% compared to the prior period, generally reflecting lower sales volume in 2012.

Consolidated gross margin for the year ended December 31, 2012, was 28.3%, unchanged compared to 2011. Improvements in consolidated gross margin attributable to a more favorable product mix during 2012 were substantially offset by unfavorable product cost associated with lower rebates from suppliers.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
	2012	2011
SG&A expenses	$915.4	$910.3
Percentage of net sales	22.2%	21.9%

SG&A expenses for the year ended December 31, 2012, increased $5.1 million or 0.6% compared to the prior period. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $29.1 million for the year ended December 31, 2012. The 2012/2011 Acquisitions caused SG&A expenses to increase by approximately $40.3 million for the year ended December 31, 2012. Accordingly, SG&A expenses from comparable operations for the year ended December 31, 2012, decreased approximately $6.1 million or 0.7% compared to the prior period.

The decrease in comparable SG&A expenses in 2012 was primarily attributable to an approximate $25.0 million reduction in costs associated with our performance-based cash incentive compensation program, higher pension income of $2.3 million associated with our U.S. Retirement Plan, our recognition of a net gain of $2.0 million in 2012 due to favorable changes in the fair value of contingent consideration and lower stock-based compensation expense of $1.4 million, partially offset by our recognition of $6.2 million in severance expenses in 2012 associated with executive departures and an increase in charges associated with cost reduction initiatives of $11.0 million.

SG&A expenses for 2012 included $16.9 million for charges associated with implementing cost reduction initiatives, of which $5.2 million was for North American Lab (including $4.0 million related to lease and pension costs associated with the closure of a regional distribution center in Brisbane, California) and $11.7 million was for European Lab (primarily severance and personnel costs). SG&A expenses for 2011 included $5.9 million for charges associated with implementing organizational changes to enhance sales effectiveness as well as cost reduction measures, of which $3.0 million was for North American Lab, $0.5 million was for European Lab and $2.4 million was for Science Education.

Impairments of Goodwill and Intangible Assets

We did not recognize any impairment charges during the year ended December 31, 2012. During the third quarter of 2011, we recognized aggregate charges of $3.3 million related to impairments of indefinite-lived intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative macroeconomic and industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by segment for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
			Change
	2012	2011	Amount	%
North American Lab	$119.1	$141.1	$(22.0)	(15.6)%
European Lab	135.8	141.3	(5.5)	(3.9)%
Science Education	(2.9)	(16.5)	13.6	82.4%

Total	$252.0	$265.9	$(13.9)	(5.2)%

Operating income for the year ended December 31, 2012, decreased $13.9 million or 5.2% compared to the prior period. Changes in foreign currency exchange rates caused operating income to decrease approximately $5.2 million for the year ended December 31, 2012. The 2012/2011 Acquisitions caused operating income to increase approximately $5.8 million for the year ended December 31, 2012. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million during 2011. Accordingly, operating income from comparable operations for the year ended December 31, 2012, decreased approximately $17.8 million or 6.6% compared to the prior period.

The following highlights the changes in operating income (loss) from 2011 to 2012 by segment (in millions):

	2011 operating income (loss)	Impairments of intangible assets	Foreign currency and the 2012/2011 Acquisitions	Other (explained below)	2012 operating income (loss)
North American Lab	$141.1	$—	$4.5	$(26.5)	$119.1
European Lab	141.3	—	(3.9)	(1.6)	135.8
Science Education	(16.5)	3.3	—	10.3	(2.9)

	$265.9	$3.3	$0.6	$(17.8)	$252.0

Operating income in our North American Lab segment for the year ended December 31, 2012, decreased $22.0 million or 15.6% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $4.5 million for the year ended December 31, 2012. Accordingly, operating income from comparable operations for the year ended December 31, 2012, decreased approximately $26.5 million or 18.8% compared to the prior period. The decrease in operating income from comparable operations for the year ended December 31, 2012, resulted from a decrease in gross profit of approximately $23.3 million, due to lower sales volume, and an increase in SG&A expenses of approximately $3.2 million, primarily due to higher wage and related costs and charges for executive departures, partially offset by lower charges for variable compensation, our recognition of a gain from contingent consideration and higher pension income.

Operating income in our European Lab segment for the year ended December 31, 2012, decreased $5.5 million or 3.9% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $3.9 million for the year ended December 31, 2012. Accordingly, operating income from comparable operations for the year ended December 31, 2012, decreased approximately $1.6 million or 1.1% compared to the prior period. The decrease in operating income from comparable operations for the year ended December 31, 2012, resulted from an increase in SG&A expenses of approximately $6.7 million, largely due to increased charges for cost reduction initiatives and higher wage and related costs, partially offset by an increase in gross profit of approximately $5.1 million, primarily due to increased sales volume.

Operating loss in our Science Education segment for the year ended December 31, 2012, decreased $13.6 million compared to the prior period. The decrease in operating loss for the year ended December 31, 2012, primarily resulted from decreases in SG&A expenses of $16.0 million, primarily due to ongoing cost reduction programs, lower charges for cost saving initiatives and a $3.3 million reduction in impairment charges, partially offset by a decrease in gross profit of $5.7 million due to lower sales.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was $199.5 million and $199.6 million during the years ended December 31, 2012 and 2011, respectively. Decreases in interest expense associated with fluctuations in foreign currency exchange rates on Euro-denominated debt and a lower fixed rate on our senior note obligations were substantially offset by increased interest expense from higher average debt balances under our Senior Secured Credit Facility and our A/R Facility and further due to increased variable interest rates.

Loss on Extinguishment of Long-Term Debt

In connection with the issuance of the 7.25% Senior Notes as described in Note 9 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued was discharged. On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. Accordingly, the Company recognized an additional loss on the extinguishment of long-term debt of $21.3 million in the fourth quarter of 2012, such loss includes $15.6 million in redemption premiums and $5.7 million for the write-off of the remaining unamortized deferred financing costs.

We did not recognize any extinguishment gains or losses in 2011.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of foreign currency exchange gains and losses. We recognized net exchange losses of $14.4 million in 2012 and net exchange gains of $21.8 million in 2011. Other income (expense), net for the year ended December 31, 2012, also includes $0.7 million of third party fees and fees paid to lenders associated with an amendment to our Senior Secured Credit Facility. See Note 9(a) in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about an amendment to our Senior Secured Credit Facility.

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

Income Taxes

During the year ended December 31, 2012, we recognized an income tax provision of $8.1 million, on pre-tax income of $11.9 million, resulting in an effective income tax rate of 68.1%. During the year ended December 31, 2011, we recognized an income tax provision of $30.4 million, on pre-tax income of $88.1 million, resulting in an effective income tax rate of 34.5%.

The tax provision recognized in 2012 is primarily the result of tax expense on foreign operating profits, changes in uncertain tax positions, increases in valuation allowances in foreign jurisdictions and increases in foreign tax rates, partially offset by a tax benefit from domestic operating losses.

The tax provision recognized in 2011 is comprised of tax expense on foreign operating profits and changes in uncertain tax positions, partially offset by a tax benefit from domestic operating losses and a favorable reduction of foreign deferred tax liabilities due to a change in the effective foreign rates.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains or losses in our operating results. See Note 10 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a description of common differences between our effective tax rate and the rate calculated by applying the U.S. federal statutory rate and for a description of changes to our uncertain tax positions.

Results of Operations

2011 Compared With 2010

Net Sales

The following table presents net sales and net sales changes by segment for the year ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
			Change
	2011	2010	Amount	%
North American Lab	$2,377.7	$2,081.0	$296.7	14.3%
European Lab	1,663.4	1,430.0	233.4	16.3%
Science Education	120.0	127.7	(7.7)	(6.0)%

Total	$4,161.1	$3,638.7	$522.4	14.4%

Net sales for 2011 increased $522.4 million or 14.4% over 2010. Changes in foreign currency exchange rates caused net sales to increase by approximately $99.7 million, and the acquisitions of ANZ Lab, Labart, AMRESCO, Alfalab, Trenka, BioExpress, Anachemia, LabPartner and PBI (collectively, the “2011/2010 Acquisitions”) increased net sales by approximately $170.6 million. Accordingly, net sales from comparable operations increased approximately $252.1 million or 6.9% in 2011 over 2010.

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

Comparable net sales growth was primarily attributable to increased sales volume from our pharmaceutical and biotechnology customers due to new customer wins and growth from our industrial customers. Within our laboratory distribution businesses, net sales of consumable products (including chemicals) increased by high single-digit rates in 2011 compared to 2010 while net sales of capital goods (including equipment, instruments and furniture) increased by mid to high single-digit rates during 2011 compared to 2010, while net sales to industrial and educational customers increased by mid to high single-digit rates and net sales to governmental entities increased by low to mid single-digit rates over the same period.

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

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the year ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
	2011	2010
Gross profit	$1,179.5	$1,038.9
Percentage of net sales (gross margin)	28.3%	28.6%

Gross profit for 2011 increased $140.6 million or 13.5% over 2010. Changes in foreign currency exchange rates caused gross profit to increase by approximately $29.8 million, and the 2011/2010 Acquisitions increased gross profit by approximately $55.9 million. Accordingly, gross profit from comparable operations increased approximately $54.9 million or 5.3% in 2011 over 2010. The comparable increase in consolidated gross profit was driven by the increase in net sales in our North American Lab and European Lab segments, partially offset by a decrease in net sales in our Science Education segment and lower gross margins.

Consolidated gross margin for 2011 decreased approximately 30 basis points to 28.3% from 2010. The decrease in gross margin was principally driven by changes in product mix associated with our net sales growth in our North American Lab and European Lab segments and a deterioration of gross margin in our Science Education segment driven by negative industry-specific factors.

SG&A Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the year ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
	2011	2010
SG&A expenses	$910.3	$805.4
Percentage of net sales	21.9%	22.1%

SG&A expenses for 2011 increased $104.9 million or 13.0% over 2010. Changes in foreign currency exchange rates caused SG&A expenses to increase by approximately $25.0 million, and increased costs from the 2011/2010 Acquisitions caused SG&A expenses to increase by approximately $51.8 million. Accordingly, SG&A expenses from comparable operations increased approximately $28.1 million or 3.5% in 2011 over 2010. The increase in comparable SG&A was primarily attributable to increases in wage rates and related personnel costs, charges associated with implementing organizational changes as well as cost reduction measures, and incremental costs to support growth in our business.

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

Impairments of Goodwill and Intangible Assets

During the third quarters of 2011 and 2010, we recognized aggregate charges of $3.3 million and $48.1 million, respectively, related to impairments of goodwill and indefinite-lived intangible assets in our Science Education reporting unit. The impairment charges were caused by continuing negative industry-specific factors in the primary and secondary educational markets in the United States, in particular the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by segment for the year ended December 31, 2011 and 2010 (in millions):

	Year Ended December 31,
			Change
	2011	2010	Amount	%
North American Lab	$141.1	$122.3	$18.8	15.4%
European Lab	141.3	111.7	29.6	26.5%
Science Education	(16.5)	(48.6)	32.1	66.0%

Total	$265.9	$185.4	$80.5	43.4%

Operating income for 2011 increased $80.5 million or 43.4% over 2010. Changes in foreign currency exchange rates caused operating income to increase by approximately $4.8 million, and the contribution from the 2011/2010 Acquisitions caused operating income to increase by approximately $4.1 million. Impairment charges recognized in our Science Education segment negatively impacted operating income by $3.3 million and $48.1 million during 2011 and 2010, respectively.

The following table highlights the changes in operating income (loss) from 2010 to 2011 by segment (in millions):

	2010	Impairments of goodwill		Foreign currency	Other	2011
	operating	and intangible assets		and the 2011/2010	(explained	operating
	income (loss)	2010	2011	Acquisitions	below)	income (loss)
North American Lab	$122.3	$—	$—	$5.1	$13.7	$141.1
European Lab	111.7	—	—	3.8	25.8	141.3
Science Education	(48.6)	48.1	(3.3)	—	(12.7)	(16.5)

	$185.4	$48.1	$(3.3)	$8.9	$26.8	$265.9

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

Changes to our uncertain tax positions during 2011 and 2010 are described in Note 10 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

As of December 31, 2012, we had $139.8 million of cash and cash equivalents on hand and our compensating cash balance was $246.9 million. We had $3,148.6 million of outstanding indebtedness as of December 31, 2012, comprised of $1,475.7 million of indebtedness under our Senior Secured Credit Facility, $750.0 million under our 7.25% Senior Notes, $526.5 million under our Senior Subordinated Notes, $117.2 million under our A/R Facility, $246.9 million of compensating cash indebtedness and $32.3 million of other indebtedness.

We had unused availability of $109.4 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and no availability under our A/R Facility as of December 31, 2012. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the year ended December 31, 2012, were $171.6 million. Periodically, our liquidity needs cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable. As of March 1, 2013, we had aggregate unused availability of $88.1 million under these facilities.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of December 31, 2012, $129.1 million of our $139.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature during 2016 and 2017, although our A/R Facility terminates on November 4, 2014, unless extended. We currently intend to reduce our debt to earnings ratio in advance of these maturities, which we believe will be important as we seek to refinance or otherwise satisfy these debt obligations.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities, excluding working capital changes	$137.3	$138.9	$130.6
Cash flows from working capital changes, net	(102.6)	0.4	(8.3)

Cash flows from operating activities	$34.7	$139.3	$122.3

Net cash provided by operating activities was $34.7 million, $139.3 million and $122.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in operating cash flows from 2011 to 2012 was primarily attributable to comparatively higher investments in working capital. The increase in operating cash flows from 2010 to 2011 was primarily attributable to growth in our business and comparatively lower investments in working capital, partially offset by higher cash paid for interest.

Cash flows from working capital components decreased $103.0 million to a use of cash of $102.6 million in 2012 from a source of cash of $0.4 million in 2011. Cash flows from accrued expenses and other long-term liabilities changed to a use of cash of $41.4 million in 2012 from a source of cash of $41.0 million in 2011, primarily due to reductions in accrued bonuses, accrued interest and accrued income taxes in the 2012 period and from reductions in liabilities for our interest rate swap arrangements, which expired in December 2012. Cash flows from trade accounts payable changed to a use of cash of $32.0 million in 2012 from a use of cash of $9.2 million in 2011 primarily due to timing and also influenced by a reduction in product purchases in late 2012 to react to lower sales volumes. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable and accrued expenses from period to period. Cash flows from inventories changed to a use of cash of $4.1 million in 2012 from a source of cash of $6.9 million in 2011 primarily due to incremental cash required to fund inventories in our new distribution facility in Visalia, California, which commenced operations in the third quarter of 2012, and for the expansion of inventories, including private label products, across our Asia Pacific operations. Cash flows from trade accounts receivable changed to a use of cash of $14.3 million in 2012 from a use of cash of $23.3 million in 2011. The use of cash in 2012 was primarily attributable to the near-term effects of our recent ERP implementations and, more generally, an increasing demand for extended payment terms by our customers, partially offset by lower sales volume.

Cash flows from working capital components increased by $8.7 million to a source of cash of $0.4 million in 2011, from a use of cash of $8.3 million during in 2010. Cash flows used by trade accounts receivable decreased to a use of cash of $23.3 million in 2011 from a use of cash of $49.9 million in 2010 due to improvements in customer collections, partially offset by higher sales volume in 2011. Cash flows from inventories changed to a source of cash of $6.9 million in 2011 from a use of cash of $34.2 million in 2010 as a result of focused inventory management. Cash flows from trade accounts payable changed to a use of cash of $9.2 million in 2011 from a source of cash of $41.0 million in 2010 primarily due to timing. Cash flows from all other working capital components provided $26.0 million of cash in 2011 primarily due to $20.7 million from income taxes and $4.5 million from accrued interest.

We paid cash interest of $207.9 million, $207.6 million and $167.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Cash interest was lower in the 2010 period as a result of our election to increase the principal amount of the 10.25% Senior Notes by $38.0 million in lieu of cash interest.

Investing Activities

Net cash used in investing activities was $160.9 million, $209.2 million and $74.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The change in investing cash flows from period to period was primarily due to the funding of business acquisitions. Capital expenditures increased in 2012 from 2011 and 2010 reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $40 million of capital expenditures in 2013 and ongoing annual expenditures ranging from $25 million to $35 million thereafter.

Financing Activities

Net cash provided by (used in) financing activities was $98.3 million, $90.3 million and $(22.3) million during the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows from financing activities in 2012 were significantly influenced by the issuance of $750.0 million of 7.25% Senior Notes and the extinguishment of $713.0 million of 10.25% Senior Notes. Net cash provided by financing activities in 2012 was primarily attributable to net proceeds from our multi-currency revolving loan facility and our A/R Facility, partially offset by cash paid for costs incurred to amend our Senior Secured Credit Facility and issue our 7.25% Senior Notes and for repurchases of equity units. Cash provided by financing activities in 2011 was primarily attributable to $84.3 million of net cash proceeds from debt, which was primarily due to borrowings on our credit facilities to partially fund business acquisitions. Cash used in financing activities in 2010 was primarily due to $23.2 million of net repayments of debt, mostly attributable to an excess cash flow payment we made in March 2010 under our Senior Secured Credit Facility.

Schedule of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2012 (in millions):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Senior Secured Credit Facility — term loans (1)	$1,361.2	$16.1	$28.2	$1,316.9	$—
Senior Secured Credit Facility — revolving facility (1)	114.5	—	—	114.5	—
7.25% Senior Notes due 2017	750.0	—	—	750.0	—
10.75% Senior Subordinated Notes due 2017	526.5	—	—	526.5	—
A/R Facility due 2014	117.2	—	117.2	—	—
8% Predecessor Senior Subordinated Notes due 2014	1.0	—	1.0	—	—
Interest (2)	797.1	191.3	350.2	255.6	—
Capital leases (3)	19.7	4.4	6.9	5.3	3.1
Operating leases (3)	172.0	43.9	47.5	31.6	49.0
Compensating cash balance and other debt (4)	258.5	258.5	—	—	—
Underfunded pension obligations (5)	79.0	1.8	3.7	4.2	69.3

Total	$4,196.7	$516.0	$554.7	$3,004.6	$121.4

(1)	The amounts in the table reflect the principal maturities of amounts due under the Senior Secured Credit Facility taking into consideration an Incremental Amendment dated January 31, 2013. See Note 9 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the Incremental Amendment.

(2)	For purposes of calculating interest, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes and the A/R Facility were assumed to be unchanged from December 31, 2012, except for the assumed variable margin component of interest expense associated with a portion of the term loans refinanced by the Incremental Amendment (referred to in footnote (1) above). In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, and our A/R Facility were assumed to remain outstanding through their entire remaining terms.

(3)	See Notes 9 and 15 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for more information on our lease commitments.

(4)	Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global notional cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2012, our compensating cash balance was $246.9 million.

(5)	The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain underfunded pension obligations, which are primarily attributable to our non-U.S. benefit plans. These pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2012.

Noncurrent deferred income tax liabilities as of December 31, 2012, were $441.3 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $46.5 million, exclusive of interest and penalties, as of December 31, 2012. In addition, we do not provide for deferred income tax liabilities nor foreign withholding taxes on approximately $523.9 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2012, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and available credit under our Senior Secured Credit Facility and our A/R Facility will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $8.7 million at December 31, 2012.

Indebtedness

See Note 9 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.

Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount outstanding as of December 31, 2012, of €580.5 million ($767.7 million on a U.S. dollar equivalent basis as of December 31, 2012), (2) term loans denominated in U.S. dollars in an aggregate principal amount outstanding as of December 31, 2012, of $593.5 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of December 31, 2012, an aggregate U.S. dollar equivalent of $114.5 million was outstanding under the multi-currency revolving loan facility, consisting of $13.2 million of swingline loans and revolving loans of £7.0 million ($11.3 million on a U.S. dollar equivalent basis as of December 31, 2012) and $90.0 million. In addition, we had $17.4 million of undrawn letters of credit outstanding. As of December 31, 2012, we had $109.4 million of available borrowing capacity under the multi-currency revolving loan facility.

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our Euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently, in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated. Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and are being recognized as expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

On January 31, 2013, we completed another amendment of our Senior Secured Credit Facility (the “Incremental Amendment” and together with the Amendment, the “Facility Amendments”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured Euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million will be deferred and recognized as expense over the term of maturity.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on April 3, 2016. The Extended Term Loans and Incremental Term Loans will mature on April 3, 2017.

Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of term loans being prepaid will be imposed upon any prepayment of term loans if such prepayment is made in connection with the incurrence of any new long-term financing incurred primarily for the purpose of repaying or refinancing the Extended Term Loans or the Incremental Term Loans prior to the first anniversary of the Amendment in the case of the Extended Term Loans (i.e., June 4, 2013) and the Incremental Amendment in the case of the Incremental Term Loans (i.e., January 31, 2014), respectively.

As of December 31, 2012, the weighted average interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 3.42% and 4.26%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 4.05%. As of December 31, 2012, the weighted average interest rates include a variable margin of 2.50% for the non-extended term loans, 4.25% for the Extended Dollar Term Loans, 4.50% for the Extended Euro Term Loans and 3.75% on loans outstanding under the Extended Revolving Commitments. The Incremental Dollar Term Loans will bear interest at a rate of LIBOR plus a variable margin of 4.00% per annum (or alternate base rate plus 3.00% per annum) and the Incremental Euro Term Loans will bear interest at a rate of Euribor plus a variable margin of 4.25% per annum.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The Company may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed the lesser of (x) $300.0 million or (y) the maximum amount at such time that could be incurred without causing the Total Net Leverage Ratio (as defined) to exceed 9.50:1.00 on a pro forma basis as of the last day of the most recent determination period, in each case, subject to certain other restrictions contained in the Facility Amendments.

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

Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued was discharged.

On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. Accordingly, the Company recognized an additional loss on the extinguishment of long-term debt of $21.3 million in the fourth quarter of 2012, such loss includes $15.6 million in redemption premiums and $5.7 million for the write-off of the remaining unamortized deferred financing costs.

7.25% Senior Notes

The 7.25% Senior Notes were issued pursuant to an indenture, dated September 4, 2012, by and among the Company and each of the Company’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). The 7.25% Senior Notes, and related guarantees, are unsecured obligations of the Company and are subordinate to all of the Company’s and the Subsidiary Guarantors’ obligations under all secured indebtedness, including any borrowings under the Senior Secured Credit Facility to the extent of the value of the assets securing such obligations, and are effectively subordinate to all obligations of each of the Company’s subsidiaries that is not a guarantor of the 7.25% Senior Notes. The 7.25% Senior Notes, and related guarantees, rank equally with all of the Company’s existing and future unsecured debt and ranks senior to all of the Company existing and future subordinated indebtedness, including the Senior Subordinated Notes.

The 7.25% Senior Notes will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year, on each March 15 and September 15, commencing on March 15, 2013, at a rate of 7.25% per annum.

The indenture governing the 7.25% Senior Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

Senior Subordinated Notes

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

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($167.8 million on a U.S. dollar equivalent basis as of December 31, 2012) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and restricted subsidiaries, and materially change our lines of business.

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

As of December 31, 2012, $117.2 million was outstanding under the A/R Facility, we had $11.0 million of undrawn letters of credit outstanding, and we had $0.0 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of December 31, 2012, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.75%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2012, the Company was in compliance with the covenants under the A/R Facility.

Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of December 31, 2012, our compensating cash balance was $246.9 million.

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

Critical Accounting Policies

See Note 2 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a description of our significant accounting policies. The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and such estimates routinely require adjustment. The Company’s management has reviewed these critical accounting policies and estimates and related disclosures with its Audit Committee.

Goodwill and Intangible Assets

We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2012. We believe that the accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life, to apply the impairment testing model and, when necessary, to determine various related fair value measurements.

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

The fair value of our indefinite-lived intangible assets was determined using a discounted cash flow approach which incorporates and estimated royalty rate and discount rate (among other estimates) applicable to trademarks and tradenames.

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates and control premiums, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future discounted cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We believe the estimates and assumptions used in the valuation methods are reasonable.

The carrying value of goodwill and intangible assets as of December 31, 2012 was $1,032.1 million and $1,046.3 million, respectively, for North American Lab, $845.3 million and $630.4 million, respectively, for European Lab and $0.0 million and $110.5 million, respectively, for Science Education.

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

See Notes 6 and 13 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our impairment assessments and associated fair value measurements.

Accounts Receivable and Reserves

The carrying amount of trade accounts receivable includes a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability. During 2012, bad debt expense was $4.0 million.

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

Pension Plans

We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly. See Note 11 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit pension plans.

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

We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities and estimates of the amount of future taxable income, if any. Any of the assumptions, judgments and estimates could cause our actual income tax obligations to differ from our estimates. See Note 10 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on income taxes.

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

New Accounting Standards

See Note 3 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a complete description of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our Senior Secured Credit Facility and our A/R Facility contain variable interest rates which expose the Company to fluctuating rates of interest. As of December 31, 2012, a 100 basis point (or 1%) change in the variable rates for the Senior Secured Credit Facility and the A/R Facility would, on an annualized basis, impact interest expense by approximately $15.9 million on a pre-tax basis.

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K for more information on our variable rate debt.

Foreign Currency Exchange Rate Risk

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling, the Canadian dollar and the Swiss Franc) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our reported operating income for the year ended December 31, 2012, by approximately $7.4 million on a pre-tax basis. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.

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

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2012, would have impacted our reported exchange gains or losses for the year ended December 31, 2012, by approximately $82.0 million on a pre-tax basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page 42. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2013

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$139.8	$164.6
Compensating cash balance	246.9	185.4
Trade accounts receivable, less reserves of $14.4 and $10.5, respectively	596.9	556.2
Other receivables	61.8	54.5
Inventories	330.0	310.6
Other current assets	35.9	30.4

Total current assets	1,411.3	1,301.7
Property and equipment, net	234.1	210.0
Goodwill	1,877.4	1,795.1
Other intangible assets, net	1,787.2	1,815.2
Deferred income taxes	11.8	10.3
Other assets	80.2	57.4

Total assets	$5,402.0	$5,189.7

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$393.5	$214.5
Accounts payable	412.4	426.1
Accrued expenses	202.1	252.6

Total current liabilities	1,008.0	893.2
Long-term debt and capital lease obligations	2,755.1	2,694.2
Other long-term liabilities	163.6	129.0
Deferred income taxes	441.3	458.6

Total liabilities	4,368.0	4,175.0
Redeemable equity units	41.4	53.9
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,356.7	1,359.5
Accumulated deficit	(314.7)	(318.5)
Accumulated other comprehensive loss	(49.4)	(80.2)

Total stockholders’ equity	992.6	960.8

Total liabilities, redeemable equity units and stockholders’ equity	$5,402.0	$5,189.7

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net sales	$4,129.4	$4,161.1	$3,638.7
Cost of goods sold	2,962.0	2,981.6	2,599.8

Gross profit	1,167.4	1,179.5	1,038.9
Selling, general and administrative expenses	915.4	910.3	805.4
Impairments of goodwill and intangible assets	—	3.3	48.1

Operating income	252.0	265.9	185.4
Interest income	2.3	2.8	1.9
Interest expense	(201.8)	(202.4)	(204.6)
Other income (expense), net	(15.1)	21.8	66.8
Loss on extinguishment of long-term debt	(25.5)	—	—

Income before income taxes	11.9	88.1	49.5
Income tax provision	(8.1)	(30.4)	(28.0)

Net income	$3.8	$57.7	$21.5

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income or Loss

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$3.8	$57.7	$21.5
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	35.3	(50.0)	(91.1)
Derivative instruments:
Net unrealized gain (loss) arising during the period	0.5	(1.5)	(1.6)
Reclassification of losses included in earnings	3.4	4.6	4.0
Defined benefit plans:
Net unrealized loss arising during the period	(9.2)	(13.8)	(9.7)
Reclassification of actuarial loss into earnings	0.8	0.3	—

Other comprehensive income (loss)	30.8	(60.4)	(98.4)

Comprehensive income (loss)	$34.6	$(2.7)	$(76.9)

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except share data)

For the Years Ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2010	1,000	$—	$1,361.7	$(397.7)	$78.6	$1,042.6
Capital contributions from parent	—	—	1.7	—	—	1.7
Share-based compensation expense associated with our parent company equity plan	—	—	3.4	—	—	3.4
Reclassifications of redeemable equity units	—	—	(5.6)	—	—	(5.6)
Net income	—	—	—	21.5	—	21.5
Other comprehensive loss	—	—	—	—	(98.4)	(98.4)

Balance at December 31, 2010	1,000	—	1,361.2	(376.2)	(19.8)	965.2
Capital contributions from parent	—	—	2.8	—	—	2.8
Share-based compensation expense associated with our parent company equity plan	—	—	2.3	—	—	2.3
Reclassifications of redeemable equity units	—	—	(6.8)	—	—	(6.8)
Net income	—	—	—	57.7	—	57.7
Other comprehensive loss	—	—	—	—	(60.4)	(60.4)

Balance at December 31, 2011	1,000	—	1,359.5	(318.5)	(80.2)	960.8
Capital contributions from parent	—	—	0.4	—	—	0.4
Share-based compensation expense associated with our parent company equity plan	—	—	0.9	—	—	0.9
Reclassifications of redeemable equity units	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	3.8	—	3.8
Other comprehensive income	—	—	—	—	30.8	30.8

Balance at December 31, 2012	1,000	$—	$1,356.7	$(314.7)	$(49.4)	$992.6

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3.8	$57.7	$21.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.9	120.9	116.5
Net unrealized translation loss (gain)	16.0	(22.7)	(65.1)
Net unrealized gain on interest rate swaps	(12.3)	(22.9)	(14.6)
Impairments of goodwill and intangible assets	—	3.3	48.1
Non-cash payment-in-kind interest accretion	—	—	3.0
Share-based compensation expense	0.9	2.3	3.4
Amortization of debt issuance costs	11.5	9.6	9.6
Deferred income tax (benefit) provision	(37.8)	(15.3)	1.2
Loss on extinguishment of long-term debt	25.5	—	—
Other, net	3.8	6.0	7.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(14.3)	(23.3)	(49.9)
Inventories	(4.1)	6.9	(34.2)
Other current and non-current assets	(10.8)	(15.0)	(20.2)
Accounts payable	(32.0)	(9.2)	41.0
Accrued expenses and other liabilities	(41.4)	41.0	55.0

Net cash provided by operating activities	34.7	139.3	122.3

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(113.3)	(168.5)	(32.8)
Capital expenditures	(51.8)	(42.5)	(41.6)
Proceeds from sales of property and equipment	3.0	1.8	—
Other investing activities	1.2	—

Net cash used in investing activities	(160.9)	(209.2)	(74.4)

Cash flows from financing activities:
Proceeds from debt	1,424.1	545.1	115.0
Repayment of debt	(1,287.0)	(460.8)	(138.2)
Net change in bank overdrafts	55.5	105.4	(18.9)
Net change in compensating cash balance	(61.5)	(100.0)	19.6
Proceeds from equity incentive plans	0.4	2.8	1.7
Debt issuance costs	(17.1)	(0.9)	—
Repurchase of redeemable equity units	(16.1)	(1.3)	(1.5)

Net cash provided by (used in) financing activities	98.3	90.3	(22.3)

Effect of exchange rate changes on cash	3.1	2.1	(7.9)

Net (decrease) increase in cash and cash equivalents	(24.8)	22.5	17.7
Cash and cash equivalents beginning of period	164.6	142.1	124.4

Cash and cash equivalents end of period	$139.8	$164.6	$142.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$207.9	$207.6	$167.2
Cash paid for income taxes, net	$45.7	$26.8	$24.1

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Nature of Operations

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, primarily in North America and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

We report financial results on the basis of the following three business segments: North American laboratory distribution (“North American Lab”), European laboratory distribution (“European Lab”) and Science Education. Both the North American Lab and European Lab segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our North American Lab, European Lab and Science Education businesses. As a result of certain acquisitions completed in 2011 and 2012, we also have commercial operations in Chile, Argentina and Brazil. The results of our operations in the Asia Pacific and South American regions, which are not material, are included in our North American Lab segment.

Until June 2007, the Company was owned by affiliates of Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, the Company was acquired from CD&R by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and the related transactions, the Company became a direct, wholly-owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly-owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) beneficially own, on a fully-diluted basis, approximately 76% of our outstanding common stock through their ownership interests in Holdings.

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

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets in 2011 and 2010 (Note 6), the fair value of our financial instruments (Note 13), the need for valuation allowances on deferred taxes (Note 10) and the discount rates and expected return on plan assets (Note 11), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions increase the uncertainty inherent in such estimates and assumptions. We adjust such estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c) Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues, expenses, income and losses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations, except for gains and losses associated with the purchase of inventories and related derivative financial instruments, which are reported in cost of goods sold within our statements of operations. See Note 13(c).

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and related to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2012, would have impacted our reported exchange gains or losses for the year ended December 31, 2012, by approximately $82.0 million on a pre-tax basis.

Foreign currency exchange gains and losses included in other income (expense), net were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Exchanges (losses) gains, net	$(14.4)	$21.8	$66.8

During the years ended December 31, 2012, 2011 and 2010, we recorded foreign currency exchange gains and losses based primarily on changes in the value of the Euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the Euro against the British pound sterling during such time periods.

(d) Cash, Cash Equivalents and Compensating Cash Balance

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less, primarily consisting of Euro-denominated overnight deposits and investments in money market funds.

Our notional cash pooling arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances. However, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we classify a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our notional cash pooling arrangement, as a compensating cash balance separate from cash and cash equivalents. Due to the nature of these bank overdraft positions, all amounts have been classified within the current portion of debt at each period end.

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

Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2012 or 2011.

(f) Inventories

Inventories, consisting primarily of products held for sale, are valued at the lower of cost or market, cost being primarily determined by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We periodically review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. The table below shows the percentage of inventories determined using the LIFO method and the amount by which the LIFO cost is less than the current cost for each period (amounts in millions).

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2012	2011
Percent using LIFO method	45%	47%
Amount less than current cost	$17.9	$15.8

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(j) Advertising

We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2012 and 2011, were $4.4 million and $6.3 million, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods (in millions).

	Year Ended December 31,
	2012	2011	2010
Advertising expense	$16.8	$23.5	$21.8

(k) Revenue Recognition

We record product revenue on a gross basis when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss have been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is transferred at the time of shipment or upon delivery to customers, depending upon the terms of the arrangement with the customer. Products are delivered without post-sale obligations to the customer. Provisions for discounts, rebates to customers, sales returns and other adjustments are provided for as a reduction of sales in the period the related sales are recorded.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated financial statements. See Note 10.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(n) Pensions and Other Postretirement Plans

We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and healthcare. Benefits are accrued over the employees’ service periods. The Company uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets are not recognized in earnings as they occur but, rather, systematically over subsequent periods. See Note 11.

(o) Share-Based Compensation

The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. Share-based compensation expense that has been included in selling, general and administrative (“SG&A”) expenses amounted to $0.9 million, $2.3 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 12.

(p) Financial Instruments and Derivatives

All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. Cash flows from derivatives that are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Cash flows from our interest rate swap arrangements are classified in the statement of cash flows within operating activities consistent with the classification of interest. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period. See Note 13(c).

(q) Reclassifications

Certain amounts from prior periods presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(3) New Accounting Standards

Testing Indefinite-Lived Intangibles for Impairment

In July 2012, the Financial Accounting Standards Board (the “FASB”) updated its guidance regarding how entities test indefinite-lived intangibles for impairment. Under the amended guidance, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it must calculate the fair value of the assets, compare that value with its carrying amount and record an impairment charge, if any. The new guidance is effective for tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the new guidance during the fourth quarter of 2012 in connection with our annual indefinite-lived intangible asset impairment test. However, we elected to bypass the qualitative assessment option and performed the quantitative-based tests for impairment of our indefinite-lived intangible assets.

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

In February 2013, the FASB issued updated guidance requiring an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective income statement line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. We do not expect the adoption of this guidance in the first quarter of 2013 to have an impact on our results of operations or financial position.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by segment (in millions):

	North	European	Science
	American Lab	Lab	Education	Total
Balance at January 1, 2011	$948.7	$808.4	$—	$1,757.1
Acquisitions (Note 5)	63.0	6.6	—	69.6
Currency translation	(4.3)	(27.1)	—	(31.4)
Other	—	(0.2)	—	(0.2)

Balance at December 31, 2011	1,007.4	787.7	—	1,795.1
Acquisitions (Note 5)	22.0	37.8	—	59.8
Currency translation	2.6	19.6	—	22.2
Other	0.1	0.2	—	0.3

Balance at December 31, 2012	$1,032.1	$845.3	$—	$1,877.4

The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	December 31, 2012			December 31, 2011
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
North American Lab	$1,127.6	$95.5	$1,032.1	$1,102.9	$95.5	$1,007.4
European Lab	845.3	—	845.3	787.7	—	787.7
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,072.7	$195.3	$1,877.4	$1,990.4	$195.3	$1,795.1

The following table presents the components of other intangible assets (in millions):

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
North American Lab	$831.4	$218.8	$612.6	$813.2	$173.9	$639.3
European Lab	503.9	136.9	367.0	469.0	107.3	361.7
Science Education	131.0	36.0	95.0	131.0	29.5	101.5
Chemical supply agreement	52.8	41.5	11.3	51.7	33.2	18.5
Other	33.7	15.5	18.2	27.9	10.5	17.4

Total amortizable intangible assets	1,552.8	448.7	1,104.1	1,492.8	354.4	1,138.4
Indefinite-lived intangible assets:
Trademarks and tradenames	683.1	—	683.1	676.8	—	676.8

Total other intangible assets	$2,235.9	$448.7	$1,787.2	$2,169.6	$354.4	$1,815.2

During the years ended December 31, 2012, 2011 and 2010, we recognized customer relationships and other amortizable intangible assets associated with acquisitions of $44.0 million, $69.3 million and $12.6 million, respectively, with weighted average amortization periods of 11.4 years, 9.7 years and 9.3 years, respectively (Note 5).

As of December 31, 2012, the weighted average amortization periods for customer relationships in North American Lab, European Lab, and Science Education were 18.9 years, 19.1 years and 20.0 years, respectively. The weighted average amortization periods for the chemical supply agreement, other amortizable intangible assets and total amortizable intangible assets were 7.0 years, 7.6 years and 18.8 years, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents amortization expense for each of the reporting periods (in millions):

	Year Ended December 31,
	2012	2011	2010
Amortization expense	$89.9	$88.6	$81.6

The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

Year ending December 31,
2013	$91.7
2014	86.2
2015	82.0
2016	80.8
2017	80.2
Thereafter	683.2

$1,104.1

(5) Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On September 1, 2010, we acquired the scientific distribution businesses of EBOS Group Limited (collectively “ANZ Lab”). ANZ Lab distributes general laboratory supplies and life science products in Australia and New Zealand.

•	On September 1, 2010, we acquired Labart sp. z o.o (“Labart”), and on March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”). Labart and Alfalab are scientific laboratory supply distributors in Poland.

•	On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic supplier and manufacturer of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

•	On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Anachemia, based in Montreal, Canada, manufactures certain chemicals and materials and distributes chemicals, laboratory supplies and equipment in Canada, the United States, South America and Mexico.

•	On September 1, 2011, we acquired LabPartner (Shanghai) Co., Ltd. (“LabPartner”). LabPartner is based in Shanghai, China and provides lab equipment, reagents, consumables and services for research and development.

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a distributor of laboratory equipment and products in Italy.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes which are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of ANZ Lab, AMRESCO, BioExpress, Anachemia, LabPartner, KLEN and Sovereign have been included in our North American Lab segment and the results of Labart, Alfalab, Trenka, PBI, VITRUM, Lab3, Labonord and Switch have been included in our European Lab segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our European Lab segment, except for basan’s operations in southeast Asia, which are included in our North American Lab segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price, net of cash acquired, for the acquisitions made during 2012 was approximately $117.0 million, comprised of $13.0 million of net tangible assets, $44.0 million of intangible assets, and a residual amount of $60.0 million allocated to goodwill.

The aggregate purchase price, net of cash acquired, for the acquisitions made during 2011 was approximately $169.5 million, comprised of $28.9 million of net tangible assets, $69.3 million of intangible assets, and a residual amount of $71.3 million allocated to goodwill.

The aggregate purchase price, net of cash acquired, for the acquisitions made during 2010 was approximately $35.7 million, comprised of $8.6 million of net tangible assets, $12.6 million of intangible assets, and a residual amount of $14.5 million allocated to goodwill.

The purchase price allocations for the acquisitions of KLEN, Sovereign, Lab3, Labonord and Switch are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2011 (in millions):

	Year Ended December 31,
	2012	2011
Net sales	$4,203.1	$4,379.5
Income before income taxes	18.1	102.8

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2011, or of the future results of operations of the Company.

(6) Impairments of Goodwill and Intangible Assets

(a) North American Lab and European Lab Reporting Units

Annual Impairment Testing

We performed annual impairment assessments of our indefinite-lived intangible assets and goodwill as of October 1, 2012, 2011 and 2010. At each of those dates, we determined that there was no measured impairment of our North American Lab and European Lab indefinite-lived intangible assets, and in connection with our impairment assessments of goodwill, that the estimated fair values of our North American Lab and European Lab reporting units exceeded their respective carrying values. Accordingly, no impairment charges were recognized.

For our annual assessment of indefinite-lived intangible assets at October 1, 2012, the amount by which their estimated fair value exceeded their carrying value was approximately $63 million for our North American Lab indefinite-lived intangible assets and approximately $110 million for our European Lab indefinite-lived intangible assets. For our annual assessment of goodwill at October 1, 2012, the amount by which its estimated fair value exceeded its carrying value was approximately $225 million in our North American Lab reporting unit and approximately $575 million in our European Lab reporting unit.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Science Education Reporting Unit

Annual Impairment Testing

We performed an annual impairment assessment of our Science Education reporting unit’s indefinite-lived intangible assets, which consist of trademarks and tradenames, as of October 1, 2012, and we determined that there was no measured impairment. The amount by which their estimated fair value exceeded their carrying value was approximately $2 million.

Interim Impairment Testing

We observed declines in the operating results of our Science Education reporting unit during each of the seasonally-significant third calendar quarters of 2011 and 2010. The operating results of this reporting unit continue to be negatively impacted by unfavorable industry conditions and a highly competitive environment, as U.S. school districts continue to face budget shortfalls and funding pressures. Industry conditions have also created increased pricing pressure as competitors seek to restore volume. These developments led us to reduce forecasted sales and profitability. Accordingly, we performed interim impairment assessments of Science Education’s intangible and other long-lived assets as of September 30, 2011 and 2010.

We evaluated indefinite-lived intangible assets for impairment prior to testing amortizable intangible assets, other long-lived assets, and goodwill. At September 30, 2011 and 2010, the carrying values of Science Education’s indefinite-lived intangible assets were $18.7 million and $30.0 million, respectively, which exceeded their estimated fair values of $15.4 million and $18.7 million, respectively. As a result, we recognized pre-tax impairment charges of $3.3 million and $11.3 million during the years ended December 31, 2011 and 2010.

We evaluated the recoverability of Science Education’s amortizable intangible assets and other long-lived assets at September 30, 2011 and 2010, by comparing the carrying value of the Science Education asset group to the estimated undiscounted future cash flows expected to be generated by those assets. We determined at each testing date that the carrying value of the Science Education asset group did not exceed its estimated undiscounted future cash flows. Therefore no impairment was measured or recognized.

At September 30, 2011, the goodwill of the Science Education reporting unit had been fully impaired and no impairment testing was necessary. We evaluated goodwill for impairment as of September 30, 2010, using a two-step assessment. At September 30, 2010, goodwill had a carrying value of $36.8 million. In Step 1, the carrying value of the Science Education reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, our calculation revealed the implied fair value of Science Education’s goodwill was de minimis and, accordingly, we recognized an impairment of the entire $36.8 million carrying value of goodwill as of September 30, 2010.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7) Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below (in millions):

	December 31,
	2012	2011
Land	$17.7	$15.7
Buildings and improvements	147.0	118.3
Equipment and computer software	225.8	172.3
Capital additions in process	3.8	27.6

	394.3	333.9
Less accumulated depreciation	(160.2)	(123.9)

Property and equipment, net	$234.1	$210.0

Depreciation expense, including amortization of assets recorded under capital leases, for each of the reporting periods is shown in the table below (in millions):

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$36.0	$32.3	$34.9

(8) Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below (in millions):

	December 31,
	2012	2011
Other accrued expenses	$65.3	$72.5
Employee-related accruals	58.9	75.0
Accrued interest	22.6	38.4
Income taxes payable	10.3	20.5
Non-income taxes payable	20.9	19.9
Interest rate swap arrangements	—	12.3
Deferred income taxes	8.5	8.0
Cost reduction-related accruals	15.6	6.0

	$202.1	$252.6

The Company has undertaken cost reduction initiatives in its existing businesses as well as in its acquired businesses. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statements of operations during the years ended December 31, 2012, 2011 and 2010, were $16.9 million, $5.9 million and $3.1 million, respectively. As of December 31, 2012 and 2011, $15.6 million and $6.0 million, respectively, of our aggregate liabilities were included in accrued expenses and $2.9 million and $5.5 million, respectively, were included in other long-term liabilities.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9) Debt

Our debt consists of term loans and a multi-currency revolving loan facility under a senior secured credit facility (the “Senior Secured Credit Facility”), 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”), 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”), an accounts receivable securitization facility due 2014 (the “A/R Facility”), compensating cash balance, capital lease obligations, 8% unsecured senior subordinated notes due 2014 (the “Predecessor Senior Subordinated Notes”) and other debt.

The following table presents the carrying value of our debt obligations (in millions):

	December 31,
	2012	2011
Senior Secured Credit Facility	$1,475.7	$1,367.7
10.25% Senior Notes	—	713.0
7.25% Senior Notes	750.0	—
10.75% Senior Subordinated Notes	526.5	522.9
A/R Facility	117.2	101.0
Compensating cash balance	246.9	185.4
Capital leases	19.7	17.2
8% Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	11.6	0.5

Total debt	3,148.6	2,908.7
Less current portion	(393.5)	(214.5)

Long term-portion	$2,755.1	$2,694.2

The following table summarizes the principal maturities of our debt as of December 31, 2012, taking into consideration the Incremental Amendment to our Senior Secured Credit Facility on January 31, 2013 discussed below (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Senior Secured Credit Facility —term loans	$16.1	$14.1	$14.1	$14.1	$1,302.8	$—	$1,361.2
Senior Secured Credit Facility —revolving facility	—	—	—	114.5	—	—	114.5
7.25% Senior Notes	—	—	—	—	750.0	—	750.0
10.75% Senior Subordinated Notes	—	—	—	—	526.5	—	526.5
A/R Facility	—	117.2	—	—	—	—	117.2
Compensating cash balance	246.9	—	—	—	—	—	246.9
Capital leases	4.4	3.8	3.1	3.4	1.9	3.1	19.7
8% Predecessor Senior Subordinated Notes	—	1.0	—	—	—	—	1.0
Other debt	11.6	—	—	—	—	—	11.6

Total debt	$279.0	$136.1	$17.2	$132.0	$2,581.2	$3.1	$3,148.6

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount outstanding as of December 31, 2012, of €580.5 million ($767.7 million on a U.S. dollar equivalent basis as of December 31, 2012), (2) term loans denominated in U.S. dollars in an aggregate principal amount outstanding as of December 31, 2012, of $593.5 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, an aggregate U.S. dollar equivalent of $114.5 million was outstanding under the multi-currency revolving loan facility, consisting of $13.2 million of swingline loans and revolving loans of £7.0 million ($11.3 million on a U.S. dollar equivalent basis as of December 31, 2012) and $90.0 million. In addition, we had $17.4 million of undrawn letters of credit outstanding. As of December 31, 2012, we had $109.4 million of available borrowing capacity under the multi-currency revolving loan facility.

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our Euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently, in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated. Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and are being recognized as expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

On January 31, 2013, we completed another amendment of our Senior Secured Credit Facility (the “Incremental Amendment” and together with the Amendment, the “Facility Amendments”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured Euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million will be deferred and recognized as expense over the term of maturity.

Maturity; Prepayments

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on April 3, 2016. The Extended Term Loans and Incremental Term Loans will mature on April 3, 2017.

Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments which commenced on September 30, 2009, equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of term loans being prepaid will be imposed upon any prepayment of term loans if such prepayment is made in connection with the incurrence of any new long-term financing incurred primarily for the purpose of repaying or refinancing the Extended Term Loans or the Incremental Term Loans prior to the first anniversary of the Amendment in the case of the Extended Term Loans (i.e., June 4, 2013) and the Incremental Amendment in the case of the Incremental Term Loans (i.e., January 31, 2014), respectively.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, the weighted average interest rates on the U.S. dollar-denominated and Euro-denominated term loans were 3.42% and 4.26%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 4.05%. As of December 31, 2012, the weighted average interest rates include a variable margin of 2.50% for the non-extended term loans, 4.25% for the Extended Dollar Term Loans, 4.50% for the Extended Euro Term Loans and 3.75% on loans outstanding under the Extended Revolving Commitments. The Incremental Dollar Term Loans will bear interest at a rate of LIBOR plus a variable margin of 4.00% per annum (or alternate base rate plus 3.00% per annum) and the Incremental Euro Term Loans will bear interest at a rate of Euribor plus a variable margin of 4.25% per annum. See Note 13(c) for information on our interest rate swap arrangements.

Fees

The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) a commitment fee equal to 0.375% per annum on the unused portion of the multi-currency revolving loan facility (subject to two step downs if certain net leverage ratios are met), (2) letter of credit fees consisting of a participation fee (equal to the then applicable Euro dollar variable margin on the multi-currency revolving loan facility times any outstanding letters of credit), (3) a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and (4) administrative fees.

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Amendment includes a financial maintenance covenant for the benefit of the Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. As of December 31, 2012, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

Subject to the Company’s continued compliance with its covenants, the Company may request additional tranches of term loans or increases in the amount of commitments under the Senior Secured Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to the Company and its lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. The Company may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed the lesser of (x) $300.0 million or (y) the maximum amount at such time that could be incurred without causing the Total Net Leverage Ratio (as defined) to exceed 9.50:1.00 on a pro forma basis as of the last day of the most recent determination period, in each case, subject to certain other restrictions contained in the Facility Amendments.

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

Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued was discharged.

On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. Accordingly, the Company recognized an additional loss on the extinguishment of long-term debt of $21.3 million in the fourth quarter of 2012, such loss includes $15.6 million in redemption premiums and $5.7 million for the write-off of the remaining unamortized deferred financing costs.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

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

Maturity; Interest

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($167.8 million on a U.S. dollar equivalent basis as of December 31, 2012) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

Guarantees

The obligations under the Senior Subordinated Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Subordinated Notes are not secured by any of the Company’s assets or the Subsidiary Guarantors’ assets.

Redemption

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at declining redemption prices that started at 105.375% of their aggregate principal amount and are reduced to 100% of their aggregate principal amount on or after June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

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

If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2012, we concluded the likelihood of having to make any payments under the 7.25% Senior Notes Registration Rights Agreement or the Subordinated Notes Registration Rights Agreement was remote, and therefore we did not record a contingent liability.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

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

As of December 31, 2012, $117.2 million was outstanding under the A/R Facility, we had $11.0 million of undrawn letters of credit outstanding, and we had $0.0 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of December 31, 2012, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.75%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2012, the Company was in compliance with the covenants under the A/R Facility.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of December 31, 2012, our compensating cash balance was $246.9 million.

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

(f) Other

Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2012 and 2011, $1.0 million of Predecessor Senior Subordinated Notes remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10) Income Taxes

(a) Income Tax Provision

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
United States	$(78.2)	$(12.1)	$(47.9)
Foreign	90.1	100.2	97.4

Total income before income taxes	$11.9	$88.1	$49.5

The components of income tax provision are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(10.2)	$(9.8)	$—
State	(1.1)	(1.5)	(0.3)
Foreign	(34.6)	(34.4)	(26.5)

	(45.9)	(45.7)	(26.8)

Deferred:
Federal	24.9	3.0	(4.0)
State	2.3	(3.0)	(2.0)
Foreign	10.6	15.3	4.8

	37.8	15.3	(1.2)

Total income tax provision	$(8.1)	$(30.4)	$(28.0)

During the years ended December 31, 2012 and 2011, in addition to providing an income tax provision of $8.1 million and $30.4 million, respectively, in our statements of operations, the Company also recorded net deferred tax liabilities through goodwill of $12.1 million and $6.5 million, respectively, and net deferred tax assets through stockholders’ equity of $1.8 million and $7.2 million, respectively. The deferred tax liabilities recorded through goodwill primarily relate to acquired intangible assets. The deferred tax assets recorded through equity primarily relate to our pension plans.

The provision for income taxes in the accompanying statements of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% due to the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Statutory tax provision	$(4.2)	$(30.8)	$(17.3)
State income taxes, net of federal benefit	0.7	(3.1)	(1.6)
Change in foreign tax rates	(1.4)	7.0	—
Foreign rate differential	5.2	2.8	4.1
Asset impairments	—	—	(8.0)
Nondeductible expenses	(0.6)	(1.1)	(1.3)
Change in valuation allowance	(4.5)	(2.1)	(3.5)
Other, net	(3.3)	(3.1)	(0.4)

Total income tax provision	$(8.1)	$(30.4)	$(28.0)

The tax provision recognized in 2012 is primarily the result of tax expense on foreign operating profits, changes in uncertain tax positions, increases in valuation allowances in foreign jurisdictions and increases in foreign tax rates, partially offset by a tax benefit from domestic operating losses. Other, net includes a $3.1 million provision related to changes in uncertain tax positions for 2012.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains or losses in our operating results.

The change in valuation allowance above for the years ended December 31, 2012 and 2011, excludes valuation allowances recognized with respect to intercompany transactions, foreign taxes and state net operating losses.

(b) Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$275.8	$266.6
Pension and other compensation benefits	13.3	14.8
Foreign currency translation loss	8.5	—
Derivative financial instruments	—	5.2
Foreign tax credit and alternative minimum tax carryforwards	8.0	7.9
Inventory overhead capitalization	2.4	2.6
Accrued expenses	3.6	4.6
Receivables	4.9	3.5
Transaction fees	5.5	7.9

	322.0	313.1
Valuation allowances	(95.4)	(79.7)

Total deferred tax assets, net of valuation allowances	226.6	233.4
Deferred tax liabilities:
Intangible assets	596.9	607.2
Property and equipment	8.9	9.9
Inventory valuation	13.1	15.0
Goodwill amortization	29.4	27.1
Foreign currency translation gain	—	19.0
Other	4.7	4.5

Total deferred tax liabilities	653.0	682.7

Net deferred tax liability	$426.4	$449.3

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2012	2011
Deferred tax asset — current (included in other current assets)	$11.6	$7.0
Deferred tax asset — noncurrent	11.8	10.3
Deferred tax liability — current (included in accrued expenses)	(8.5)	(8.0)
Deferred tax liability — noncurrent	(441.3)	(458.6)

Net deferred tax liability	$(426.4)	$(449.3)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2012, the Company had valuation allowances of $95.4 million associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our income tax provision.

(c) Uncertain Tax Positions

We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden, Canada, Switzerland and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2006. Substantially all U.S. state and local income tax matters have been finalized through 2007.

As of December 31, 2012 and 2011, the Company had $47.2 million and $31.4 million, respectively, of unrecognized tax benefits, including $0.7 million and $0.3 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the net effect would generally be a benefit to the Company’s income tax provision. We expect a reduction in the liability for unrecognized tax benefits ranging between $1.0 million and $2.0 million within the next twelve months as a result of settlements and the expiration of statues of limitations.

The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties (in millions):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$31.1	$4.9	$5.0
Tax positions related to the current year — additions	13.7	14.1	—
Tax positions related to prior years — additions	1.7	13.6	—
Tax positions related to prior years — reductions	—	(1.2)	—
Reductions for settlements with taxing authorities	—	(0.1)	(0.1)
Reductions as a result of a lapse of statutes of limitations	—	(0.2)	—

Balance at December 31	$46.5	$31.1	$4.9

During the year ended December 31, 2012, our reserve for unrecognized tax benefits increased primarily as a result of tax positions we took across various jurisdictions in 2012.

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

(d) Other Matters

Neither income taxes nor foreign withholding taxes have been provided on $523.9 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2012. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, the Company has federal net operating loss carryforwards of $512.4 million that begin to expire in 2025 and state net operating loss carryforwards of $505.1 million, with a corresponding state tax benefit of $20.2 million, that expire at various times through 2031. In addition, the Company has foreign net operating loss carryforwards of $282.8 million, which predominantly have indefinite expirations. Further, as of December 31, 2012, there are U.S. foreign tax credit carryforwards of $7.0 million that will expire at various times through 2022.

The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.

(11) Benefit Programs

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

(a) U.S. Retirement Plan

The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all of the Company’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2012, the U.S. Retirement Plan covered approximately 3,600 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.

The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows (in millions):

	Year Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation — beginning of year	$217.9	$179.7
Service cost	0.7	0.7
Interest cost	8.8	9.4
Actuarial loss	5.1	34.1
Benefits paid	(6.2)	(6.0)

Benefit obligation — end of year	226.3	217.9

Change in plan assets:
Fair value of plan assets — beginning of year	241.5	213.8
Actual gain on plan assets	29.2	33.7
Benefits paid	(6.2)	(6.0)

Fair value of plan assets — end of year	264.5	241.5

Funded status	$38.2	$23.6

Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows (in millions):

	December 31,
	2012	2011
Other assets	$38.2	$23.6
Accumulated other comprehensive income or loss — pre-tax	(28.1)	(18.3)

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension income as of December 31, 2012 relates to an actuarial gain. The accumulated benefit obligation was $226.3 million and $217.9 million as of December 31, 2012 and 2011, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2012	2011	2010
Service cost	$0.7	$0.7	$0.6
Interest cost	8.8	9.4	9.3
Expected return on plan assets	(14.3)	(12.2)	(12.0)
Recognized net actuarial gain	—	(0.4)	(0.6)

Net periodic pension income	$(4.8)	$(2.5)	$(2.7)

The following net actuarial gains or losses were included in other comprehensive income or loss (in millions):

	Year Ended December 31,
	2012	2011	2010
Net actuarial gain (loss) included in other comprehensive income or loss	$9.9	$(12.7)	$(6.0)

The net periodic pension income and the projected benefit obligation were based on the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Discount rate for benefit obligation as of year end	3.95%	4.10%	5.40%
Discount rate for net periodic pension income	4.10%	5.40%	5.75%
Expected rate of return on plan assets for net periodic pension income	6.00%	5.80%	6.03%

We select our discount rate by comparing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA,” respectively. Based on our review as of December 31, 2012, we selected 3.95% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments. As of December 31, 2012, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing a diversified fixed income fund, attempts to hedge the discounted rate used to present value future pension obligations. The fixed income fund invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors and is managed by a single institution. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds.

The estimated fair values of the U.S. Retirement Plan’s assets as of December 31, 2012 and 2011, by asset class were as follows (see Note 13 for more discussion on fair value measurements) (in millions):

	December 31, 2012				December 31, 2011
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$22.2	$—	$22.2	$—	$5.2	$—	$5.2	$—
Fixed income fund	217.8	—	217.8	—	193.0	—	193.0	—
Equity funds	24.5	—	24.5	—	43.3	—	43.3	—

Total	$264.5	$—	$264.5	$—	$241.5	$—	$241.5	$—

The Company does not expect to make contributions to the U.S. Retirement Plan in 2013.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the benefits expected to be paid under the U.S. Retirement Plan over each of the next five years and the following five-year period (in millions):

Year ending December 31,
2013	$7.4
2014	8.0
2015	8.6
2016	9.1
2017	9.7
2018 – 2022	56.5

(b) Other U.S. Benefit Plans

The Company sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan was frozen on May 31, 2005, is unfunded, and covered 15 participants (1 current employee) as of December 31, 2012. In addition, certain employees are covered under union-sponsored, collectively bargained plans, one of which was, prior to December 2012, a multi-employer plan that is not material to the Company. Expenses under these union-sponsored plans are determined in accordance with negotiated labor contracts. Expenses incurred under these plans were as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Defined contribution plans	$7.2	$8.4	$8.1
Union-sponsored plans	2.1	0.6	0.6
Supplemental pension plan	0.5	0.4	0.4
Nonqualified deferred compensation plan	0.2	0.2	0.2

In addition, the Company provides health benefits to certain retirees and their spouses. These benefit plans are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation (amounts in millions). The annual cost of these plans is not material.

	December 31,
	2012	2011
Postretirement benefit obligations	$1.7	$2.0
Weighted average discount rate	3.95%	4.10%
Healthcare cost trend rate assumed for next year	7.90%	8.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point increase in assumed healthcare cost trend rates would increase our postretirement benefit obligation as of December 31, 2012, by approximately $0.4 million.

(c) Non-U.S. Benefit Plans

The Company has defined benefit pension plans at various foreign subsidiaries. Our significant non-U.S. defined benefit plans are in Germany, France, and the UK. Our German subsidiaries have an unfunded defined benefit pension plan for certain employees and retirees, such plans being closed to new participants. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has two defined benefit plans which are closed to new participants and frozen with respect to future accrual of benefits. In addition, the Company has several small defined benefit pension plans at other locations. The Company uses a December 31 measurement date for these non-U.S. defined benefit plans.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows (in millions):

	Year Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation — beginning of year	$121.5	$115.7
Service cost	1.7	2.3
Interest cost	5.9	6.4
Plan participants’ contributions	0.3	0.3
Actuarial loss	23.7	1.8
Benefits paid	(3.4)	(3.2)
Curtailment	(4.8)	—
Currency translation changes	5.3	(1.8)

Benefit obligation — end of year	150.2	121.5

Change in plan assets:
Fair value of plan assets — beginning of year	61.5	62.6
Actual gain (loss) on plan assets	6.2	(0.2)
Company contributions	2.7	1.0
Plan participants’ contributions	0.3	0.3
Benefits paid	(2.2)	(2.0)
Currency translation changes	3.1	(0.2)

Fair value of plan assets — end of year	71.6	61.5

Funded status	$(78.6)	$(60.0)

Amounts recognized in the consolidated balance sheet were as follows (in millions):

	December 31,
	2012	2011
Other assets	$0.4	$0.4
Other long-term liabilities	(79.0)	(60.4)
Accumulated other comprehensive income or loss — pre-tax	40.5	25.0

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2012, relates to a net actuarial loss. The combined accumulated benefit obligation was $143.2 million and $113.2 million as of December 31, 2012 and 2011, respectively.

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2012	2011	2010
Service cost	$1.7	$2.2	$2.0
Interest cost	5.9	6.2	5.7
Expected return on plan assets	(3.9)	(4.4)	(3.8)
Recognized net actuarial loss	0.9	0.7	0.4

Net periodic pension cost	$4.6	$4.7	$4.3

The following net actuarial gains or losses were included in other comprehensive income or loss (in millions):

	Year Ended December 31,
	2012	2011	2010
Net actuarial loss included in other comprehensive income or loss	$(16.5)	$(6.2)	$(3.6)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Discount rate for benefit obligation as of year end	4.11%	4.88%	5.21%
Discount rate for net periodic pension cost	4.88%	5.21%	5.54%
Expected rate of return on plan assets for net periodic pension cost
(French and UK plans only)	6.33%	6.83%	6.86%
Assumed annual rate of compensation increase for benefit obligation	3.00%	3.26%	3.53%
Assumed annual rate of compensation increase for net periodic pension cost	3.24%	3.92%	3.59%

The French and UK plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 65% equity index funds and 35% debt securities, equally divided between corporate bonds and government securities. The combined estimated fair values of the French and UK plans’ assets as of December 31, 2012 and 2011, by asset class were as follows (see Note 13 for more discussion on fair value measurements) (in millions):

	December 31, 2012				December 31, 2011
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Insurance contracts	$71.6	$—	$71.6	$—	$61.5	$—	$61.5	$—

Total	$71.6	$—	$71.6	$—	$61.5	$—	$61.5	$—

The Company expects to make contributions to the French and UK plans of approximately $0.4 million in 2013.

The following table summarizes the benefits expected to be paid under the German, French and UK Plans over each of the next five years and the following five-year period (in millions):

Year ending December 31,
2013	$3.6
2014	3.7
2015	3.8
2016	4.0
2017	4.2
2018 – 2022	24.4

(d) Other Non-U.S. Postemployment Benefits

Certain of the Company’s European subsidiaries provide postemployment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France, Italy and Belgium. The combined liability recorded for these plans was $7.6 million and $6.7 million as of December 31, 2012 and 2011, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12) Share-Based Compensation

Holdings established the 2007 Securities Purchase Plan (the “Holdings Equity Plan”) pursuant to which members of management (“Management Investors”), members of the Board of Directors (“Board Members”) and certain consultants may be provided the opportunity to purchase or receive grants of equity units of Holdings. To date, the equity units issued by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”), Class A Common Units subject to vesting (“Founders Units”) and unvested Class B Common Units (“Incentive Units”). The proceeds of these issuances, if any, have ultimately been contributed to the Company as additional capital contributions.

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2012, the aggregate accrued yield on the outstanding Preferred Units was $765.1 million, which is recorded at Holdings.

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

The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. Founders Units are owned upon issuance. The vesting feature of the Founders Units impacts only the purchase price applicable to the repurchase and put options described below. The Founders Units are only available to Management Investors.

The Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated in accordance with the provisions of the Holdings’ Securityholders Agreement, subject to certain adjustments. The Incentive Units are only available to Management Investors.

As a holding company that operates through its subsidiaries, Holdings would be dependent on dividends, payments or other distributions from its subsidiaries to make any dividend payments to holders of the Preferred Units, Common Units, Founders Units or Incentive Units. Holdings has not in the past paid any dividends on any of the units and it currently does not expect to pay any dividends on the units in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

(a) Holdings Equity Plan Activity — Management Investors

Purchases of Equity Units

During the years ended December 31, 2012, 2011 and 2010, Management Investors purchased equity units of Holdings in the aggregate of $0.4 million, $2.8 million and $1.7 million, respectively. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions.

The equity units purchased by the Management Investors had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. Such fair value was attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, their fair value is recognized as compensation expense over the applicable four-year vesting period. The estimated fair value of equity units purchased by Management Investors during the years ended December 31, 2012, 2011 and 2010, was $0.3 million, $1.9 million and $1.1 million, respectively. During the years ended December 31, 2012, 2011 and 2010, we recognized non-cash compensation expense relating to the Founders Units of $0.9 million, $2.3 million, and $3.4 million, respectively, which is included in SG&A expense. As of December 31, 2012, there was $1.7 million of unamortized compensation related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period (a weighted average remaining period of 1.4 years as of December 31, 2012).

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Grants of Incentive Units

On March 30, 2012, Holdings entered into agreements to grant performance-based Incentive Units (the “Series 1 Class B Common Units”) to certain of the Management Investors. The number of Series 1 Class B Common Units that vest will depend on the achievement by the Company of a specified Adjusted EBITDA Amount (as defined in the Holdings Equity Plan) in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of $500 million of Adjusted EBITDA and 100% vesting upon achievement of $558 million of Adjusted EBITDA, with straight-line vesting between these measuring points, subject to the Management Investor’s continued employment by Holdings, the Company or any of their respective subsidiaries. The Series 1 Class B Common Units will automatically vest upon a sale of the Company, as defined in the underlying grant agreement. If the Management Investor ceases to be employed by Holdings, the Company or any of their respective subsidiaries for any reason, all unvested Series 1 Class B Common Units will be automatically forfeited and all vested Series 1 Class B Common Units are subject to repurchase at the option of Holdings and its coinvestors. The repurchase price per vested incentive unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the Management Investor; provided that if the Management Investor’s employment is terminated for cause, then each vested incentive unit will be automatically forfeited. The grant date fair value of the Series 1 Class B Common Units was estimated using an option valuation model and assumed the performance target would be achieved. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Series 1 Class B Common Units were three years, 43% and 0.51%, respectively, and the model also incorporated an assumption of a 28% discount for lack of marketability. The aggregate grant date fair value of the Series 1 Class B Common Units was estimated to be $0.2 million for which the portion that is probable of achievement is expected to be recognized over a period of three years.

On December 31, 2012, Holdings entered into agreements to grant time-based Incentive Units (the “Series 2 Class B Common Units”) to certain of the Company’s Management Investors. The Series 2 Class B Common Units will vest on a daily, straight-line basis through the fourth anniversary of the grant date subject to the Management Investor’s continued employment by Holdings, the Company or any of their respective subsidiaries; provided that (i) if a sale of the Company (as defined in the underlying grant agreement) occurs, all of the Series 2 Class B Common Units will immediately vest, (ii) if the Company completes an initial public offering or a public offering of a subsidiary (“IPO”), the Series 2 Class B Common Units that were scheduled to vest during the one-year period following the date of the IPO will instead vest as of such time and the remaining unvested portion will continue to vest on a daily basis through the third anniversary of issuance, and (iii) upon the termination of a Management Investor’s employment with Holdings, the Company or any of their respective subsidiaries, by reason of the Management Investor’s death or disability, the Series 2 Class B Common Units that were scheduled to vest during the one-year period following the date of such termination will instead vest as of the date of termination. The grant date fair value of the Series 2 Class B Units was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Series 2 Class B Common Units were three years, 24% and 0.36%, respectively, and the model also incorporated an assumption of a 17.5% discount for lack of marketability. The aggregate grant date fair value of the Series 2 Class B Common Units was estimated to be $0.0 million. The grant date fair value of the Series 2 Class B Common Units is expected to be recognized as compensation expense over the applicable four-year vesting period.

The Company did not recognize any stock-based compensation in 2012 associated with the Incentive Units.

(b) Holdings Equity Plan Activity — Board Members

During the fourth quarter of 2012, certain Board Members purchased 40,000 Common Units. We recognized an immaterial charge for stock compensation expense relating to the equity units acquired by the Board Members. The non-cash compensation expense, which is equal to the fair value of the Common Units sold to Board Members in excess of their original cost, was immediately recognized due to the lack of a service or vesting condition.

(c) Classification

The Management Agreements governing the purchases of equity units include certain repurchase and put options that are triggered if a Management Investor’s employment is terminated. Upon the termination of a Management Investor’s employment, Holdings and its affiliates would first have an option to repurchase the Management Investor’s equity units. If Holdings or its affiliates do not exercise the option, then the Management Investor has the right to put the equity units to Holdings. Under the put option, the payment to the Management Investor would be effected with cash for the Preferred Units and via the issuance of a subordinated promissory note for the Common Units and Founders Units.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. The funding to effect repurchases of units from terminated employees with cash is dependent on dividends, payments or other distributions from the Company, through its subsidiaries. During the years ended December 31, 2012, 2011 and 2010, the Company, through its subsidiaries, provided the funding to effect various repurchases of units from terminated employees in accordance with the applicable Management Agreements, and the Company expects to continue to provide the funding to effect future repurchases of units.

The equity units purchased by Management Investors are subject to a repurchase obligation as a result of a put option that is outside of our control. We therefore classify these equity units outside of permanent equity on our consolidated balance sheet with a carrying value that reflects the aggregate amount that would be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. On a quarterly basis, we adjust the reported carrying value of redeemable equity units based on the Preferred Unit Liquidation Preference and Common Unit Calculated Value as of that date, which will typically result in a corresponding adjustment to additional paid-in-capital. The Incentive Units are not subject to a repurchase obligation that is outside of our control and, accordingly, are classified within permanent equity.

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2011	$53.9	$50.0
Reclassifications from permanent equity, net	4.1	6.8
Reclassifications to accrued expenses upon notification of redemption	(16.6)	(2.9)

Balance at December 31, 2012	$41.4	$53.9

As of December 31, 2012 and 2011, $2.2 million and $1.7 million, respectively was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable and current portion of debt approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

The following tables present information about the Company’s material other financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1.6	$—	$1.6	$—
Liabilities
Foreign currency forward contracts	$0.4	$—	$0.4	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap arrangements	$12.3	$—	$12.3	$—
Foreign currency forward contracts	$2.6	$—	$2.6	—

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

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	December 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,475.7	$1,481.3	$1,367.7	$1,293.8
10.25% Senior Notes	—	—	713.0	736.1
7.25% Senior Notes	750.0	788.9	—	—
Senior Subordinated Notes	526.5	529.2	522.9	513.6

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 10.25% Senior Notes as of December 31, 2011, which we believe qualified as a Level 1 measurement.

(c) Derivative Instruments and Hedging Activities

Interest Rate Swap Arrangements

As of December 31, 2012, the Company is no longer a party to any interest rate swap arrangements.

Borrowings under our Senior Secured Credit Facility bear interest at variable rates. Prior to December 31, 2012, the Company managed its exposure to changes in market interest rates under the Senior Secured Credit Facility by entering into two interest rate swaps.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The interest rate swaps became effective on June 29, 2007, were amended on June 30, 2008, and matured on December 31, 2012. The purpose of the interest rate swaps was to fix the variable rate of interest on a portion of our term loan borrowings under the Senior Secured Credit Facility. The interest rate swaps carried initial notional principal amounts of $425.0 million (the “USD Swap”) and €300.0 million (the “Euro Swap”). The notional value of the USD Swap declined over its term in annual decrements of $25.0 million through December 29, 2011, and carried a final notional principal amount of $160.0 million for the period from December 30, 2011 through December 31, 2012. The notional value of the Euro Swap declined over its term in annual decrements of €20.0 million through December 29, 2011, and carried a final notional principal amount of €110.0 million for the period from December 30, 2011 through December 31, 2012. Under the USD Swap and Euro Swap, the Company received monthly interest at a variable rate equal to one-month U.S. Libor and one-month Euribor, respectively, and paid monthly interest at a fixed rate of 5.40% and 4.55%, respectively.

The fair value of the interest rate swaps as of June 29, 2007, was a liability of $2.1 million, representing an unrealized loss on derivative transactions, with a corresponding adjustment to accumulated other comprehensive income (loss), which was amortized to interest expense over the remaining term of the hedged instruments.

The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). Effective June 30, 2008, the Company amended the USD Swap and the Euro Swap primarily to secure lower fixed rates of interest. We refer to the amended USD Swap and the amended Euro Swap collectively as the “Amended Swaps.” Upon entering into the Amended Swaps, the Company discontinued hedge accounting for the original swaps and measured the fair value of the USD Swap and the Euro Swap. As of June 30, 2008, $10.5 million, representing a net unrealized loss, was included in other comprehensive income (loss). This net unrealized loss was reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.

The Amended Swaps were originally designated as cash flow hedges and we discontinued hedge accounting under the Amended USD Swap, effective July 1, 2008, and under the Amended Euro Swap, effective October 1, 2008. The cumulative effective portion of changes in fair value of the Amended Swaps was $3.5 million, in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss was reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.

Subsequent to September 30, 2008, and continuing through December 31, 2012, changes in the fair value of the Amended Swaps were recognized as a non-cash component of interest expense.

Foreign Currency Forward Contracts

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. The notional value of our outstanding foreign currency forward contracts was $159.0 million and $103.0 million as of December 31, 2012 and 2011, respectively.

In 2007, in connection with the anticipated issuance of Euro-denominated debt under the Senior Secured Credit Facility, the Company entered into a series of foreign currency forward contracts. These foreign currency forward contracts, designated as cash flow hedges, were settled upon the issuance of the Euro-denominated debt with a corresponding realized loss on derivative transaction of $6.0 million, net of $3.8 million in taxes, to accumulated other comprehensive income (loss), which is being amortized to interest expense over the life of the underlying Euro-denominated debt.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Tabular Disclosures

The following table presents the balance sheet classification and estimated fair values of our derivative instruments on a gross basis (in millions):

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value	Classification	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other Current Assets	$2.1	Other Current Assets	$0.5	Accrued expenses	$1.2
Derivatives not designated as hedging instruments
Interest rate swap arrangements		—		—	Accrued expenses	12.3
Foreign currency forward contracts		—	Accrued expenses	0.4	Accrued expenses	1.4

Total derivatives		$2.1		$0.9		$14.9

The following table shows the amounts of gains or losses recognized in other comprehensive income and the classifications and amounts of gains or losses reclassified into earnings for our derivative instruments designated as cash flow hedging instruments for each of the reporting periods (in millions):

	Gain (Loss) Recognized in			Gain (Loss) Reclassified from
	Other Comprehensive Income			Other Comprehensive Income into Earnings
	Year Ended				Year Ended
Derivatives in cash flow	December 31,			Classification in	December 31,
hedging relationships	2012	2011	2010	Statements of Operations	2012	2011	2010
Interest rate swap arrangements	$—	$—	$—	Interest expense	$(1.8)	$(3.4)	$(4.0)
Foreign currency forward contracts	—	—	—	Interest expense	(1.4)	(1.6)	(1.2)
Foreign currency forward contracts	0.7	(2.5)	(2.6)	Cost of goods sold	(2.1)	(2.6)	(1.4)

Total	$0.7	$(2.5)	$(2.6)		$(5.3)	$(7.6)	$(6.6)

The following table presents the classifications and amounts of gains or losses recognized within our statements of operations for our derivative instruments not designated as hedging instruments for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
		Year Ended
	Classification in	December 31,
	Statements of Operations	2012	2011	2010
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$(14.4)	$(27.8)	$(31.0)
Interest rate swap arrangements — unrealized	Interest expense	12.3	22.9	14.6
Foreign currency forward contracts	Other income (expense)	(1.0)	(2.4)	(1.1)

Total		$(3.1)	$(7.3)	$(17.5)

As of December 31, 2012, approximately $1.6 million of pre-tax net losses currently deferred in other comprehensive income (loss) are expected to be recognized in earnings as interest expense within the next 12 months.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e) Non-Recurring Fair Value Measurements

As discussed in Notes 4 and 6, the Company has performed the following non-recurring fair value measurements:

•

On October 1, 2012 and 2011, the Company estimated the fair value of indefinite-lived intangible assets and the fair value of the North American Lab and European Lab reporting units in connection with its annual assessments of impairment;

•

On October 1, 2012 and September 30, 2011, the Company estimated the fair value of indefinite-lived intangible assets of the Science Education reporting unit in support of an annual and interim, respectively, assessment of impairment; and

•	On various dates during 2012 and 2011, the Company determined the fair value of acquired intangible assets related to the Acquisitions.

The following table presents the Company’s non-financial assets measured on a non-recurring basis and impairment charges recognized, if applicable (in millions):

			Impairment Charges
	Carrying Value		Year Ended December 31,
	2012	2011	2012	2011
Significant unobservable inputs (Level 3)
Annual assessments of impairment — October 1:
Goodwill:
North American Lab	$1,045.5	$1,033.0	$—	$—
European Lab	810.6	825.3	—	—
Indefinite-lived intangible assets:
North American Lab	421.2	418.8	—	—
European Lab	240.3	252.2	—	—
Science Education	15.4	not applicable	—	not applicable
Interim assessments of impairment — September 30:
Indefinite-lived intangible assets:
Science Education	not applicable	15.4	not applicable	3.3
Acquired intangible assets — various dates	43.9	68.8	not applicable	not applicable

			$—	$3.3

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14) Comprehensive Income or Loss

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Year Ended December 31,
	2012	2011	2010
Derivative instruments:
(Provision) benefit arising during the period	$(0.2)	$1.0	$1.0
Reclassification of benefit into earnings	(1.9)	(2.9)	(2.6)
Defined benefit plans:
Benefit arising during the period	2.7	7.2	4.9
Reclassification of benefit into earnings	(0.2)	(0.2)	—

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

				Accumulated
	Foreign			Other
	Currency	Derivative	Defined	Comprehensive
	Translation	Instruments	Benefit Plans	Income (Loss)
Balance at January 1, 2010	$78.5	$(10.7)	$10.8	$78.6
Net unrealized loss arising during the period	(91.1)	(1.6)	(9.7)	(102.4)
Reclassification of loss into earnings	—	4.0	—	4.0

Balance at December 31, 2010	(12.6)	(8.3)	1.1	(19.8)
Net unrealized loss arising during the period	(50.0)	(1.5)	(13.8)	(65.3)
Reclassification of loss into earnings	—	4.6	0.3	4.9

Balance at December 31, 2011	(62.6)	(5.2)	(12.4)	(80.2)
Net unrealized gain (loss) arising during the period	35.3	0.5	(9.2)	26.6
Reclassification of loss into earnings	—	3.4	0.8	4.2

Balance at December 31, 2012	$(27.3)	$(1.3)	$(20.8)	$(49.4)

(15) Commitments and Contingencies

(a) Lease Commitments

The Company leases office and warehouse space, vehicles and computer and office equipment under operating leases, certain of which extend up to 15 years, subject to renewal options. Rental expense is shown in the table below (in millions):

	Year Ended December 31,
	2012	2011	2010
Rental expense	$37.9	$36.0	$30.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments as of December 31, 2012, under capital leases and under non-cancelable operating leases having initial lease terms of more than one year are as follows (in millions):

	Capital Leases	Operating Leases
Year ending December 31,
2013	$5.7	$43.9
2014	5.1	26.9
2015	3.8	20.6
2016	3.9	17.0
2017	2.2	14.6
Thereafter	3.2	49.0

Total minimum payments	23.9	$172.0

Less amounts representing imputed interest	4.2

Present value of minimum lease payments	$19.7

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision to the competent German appellate court, and in December 2011, Merck KGaA’s appeal was denied. In February 2012, Merck KGaA appealed this decision to the German Federal Court of Justice. At December 31, 2012, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $11.3 million. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

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

(c) Employment Agreements

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $8.7 million as of December 31, 2012.

John M. Ballbach and the Board of Directors (the “Board”) of the Company agreed that effective July 25, 2012, Mr. Ballbach would no longer be serving as Chairman, President and Chief Executive Officer of the Company or as a member of the Board. In connection with Mr. Ballbach’s departure, the Company and Mr. Ballbach entered into a General Release (the “Release Agreement”). Pursuant to the Release Agreement, Mr. Ballbach has and will receive (1) cash severance payments in the amount of $5.2 million, payable in equal installments over 12 months and (2) payment of continued health benefits for a period of 18 months, in exchange for a general release of all claims, including all obligations under his employment agreement, and for agreeing to provide consulting services to the Company for six months. In accordance with the Holdings Equity Plan, the Company exercised its option to repurchase all equity interests held by Mr. Ballbach during the fourth quarter of 2012, for an aggregate purchase price of $9.1 million.

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

We have recently concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence.

Merck KGaA and its affiliates supplied products accounting for approximately 10%, 10%, and 11% of our consolidated net sales during the years ended December 31, 2012, 2011 and 2010, respectively, representing less than 10% of our North American Lab net sales and 25% or less of our European Lab net sales in each of 2012, 2011 and 2010.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16) Transactions with Related Parties

As of December 31, 2012, Madison Dearborn and Avista Capital Partners, L.P. (“Avista”), through certain of their investment funds, beneficially own, on a fully-diluted basis, approximately 76% and 8% of our total outstanding common stock, respectively, through their ownership interests in Holdings. The Company is party to a management services agreement with affiliates of Madison Dearborn and Avista (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 million (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect until the date on which none of Madison Dearborn or its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors.

As of December 31, 2012, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own approximately 4% of our total outstanding common stock through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the issuance of the 7.25% Senior Notes, Goldman provided financial advisory services to the Company and acted as joint lead arranger, joint bookrunner, and syndication agent and was an initial purchaser of a portion of the 7.25% Senior Notes. For their services and participation in the issuance of the 7.25% Senior Notes, Goldman was paid $10.4 million. In addition, Goldman was and currently is a lender under the Company’s Senior Secured Credit Facility, for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility, and was and currently is the sole holder of the Senior Subordinated Notes.

(17) Segment Financial Information

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

We maintain shared services operations to which we have transferred certain functions from our North American Lab, European Lab and Science Education segments. The costs of operating our shared services operations have been allocated to our business segments based on relative utilization.

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, the revenues reported for each operating segment are substantially all from external customers.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables present selected segment financial information (in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales:
North American Lab	$2,388.2	$2,377.7	$2,081.0
European Lab	1,637.4	1,663.4	1,430.0
Science Education	103.8	120.0	127.7

Total	$4,129.4	$4,161.1	$3,638.7

Operating income (loss):
North American Lab	$119.1	$141.1	$122.3
European Lab	135.8	141.3	111.7
Science Education	(2.9)	(16.5)	(48.6)

Total	$252.0	$265.9	$185.4

Capital expenditures:
North American Lab	$39.3	$29.4	$32.2
European Lab	11.6	11.6	7.8
Science Education	0.9	1.5	1.6

Total	$51.8	$42.5	$41.6

Depreciation and amortization:
North American Lab	$70.8	$64.7	$63.9
European Lab	46.5	47.8	44.7
Science Education	8.6	8.4	7.9

Total	$125.9	$120.9	$116.5

The operating loss of Science Education for the year ended December 31, 2011, includes $3.3 million in pre-tax charges relating to an impairment of intangible assets. The operating loss of Science Education for the year ended December 31, 2010, is primarily due to $48.1 million in pre-tax charges relating to an impairment of goodwill and intangible assets. See Note 6.

Total assets by segment are as follows (in millions):

	December 31,
	2012	2011
North American Lab	$2,941.8	$2,826.2
European Lab	2,304.2	2,184.7
Science Education	156.0	178.8

Total	$5,402.0	$5,189.7

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net sales, long-lived assets and total assets by geographic area are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net sales:
United States	$2,117.5	$2,172.4	$1,961.8
International	2,011.9	1,988.7	1,676.9

Total	$4,129.4	$4,161.1	$3,638.7

	December 31,
	2012	2011
Long-lived assets:
United States	$130.6	$117.2
International	103.5	92.8

Total	$234.1	$210.0

Total assets:
United States	$2,661.4	$2,581.9
International	2,740.6	2,607.8

Total	$5,402.0	$5,189.7

(18) Unaudited Quarterly Financial Information

The following tables present select unaudited quarterly financial information (in millions):

	2012 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,033.3	$1,022.8	$1,029.2	$1,044.1
Gross profit	302.5	291.7	286.4	286.8
Operating income	70.9	63.7	59.7	57.7
Interest expense, net	(48.3)	(49.2)	(55.0)	(47.0)
Other income (expense), net	(23.1)	43.0	(13.0)	(22.0)
Loss on extinguishment of long-term debt	—	—	(4.2)	(21.3)
(Loss) income before income taxes	(0.5)	57.5	(12.5)	(32.6)
Net (loss) income	(1.5)	34.6	(8.2)	(21.1)

	2011 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$991.2	$1,042.1	$1,066.0	$1,061.8
Gross profit	284.8	293.7	302.0	299.0
Operating income	64.7	63.9	65.3	72.0
Interest expense, net	(47.5)	(51.9)	(50.9)	(49.3)
Other income (expense), net	(48.7)	(14.3)	51.6	33.2
(Loss) income before income taxes	(31.5)	(2.3)	66.0	55.9
Net (loss) income	(26.6)	(8.6)	54.6	38.3

Operating income in the third quarter of 2011 includes $3.3 million of charges relating to an impairment of intangible assets. See Note 6.

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

The following condensed consolidating financial statements present balance sheets, statements of operations, statements of comprehensive income or loss and statements of cash flows of (1) the Company (“Parent”), (2) the Subsidiary Guarantors, (3) subsidiaries of the Company that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to the Company’s consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$1.2	$3.3	$135.3	$—	$139.8
Compensating cash balance	—	—	246.9	—	246.9
Trade accounts receivable, net	—	—	596.9	—	596.9
Inventories	—	145.2	184.8	—	330.0
Other current assets	1.9	28.6	67.2	—	97.7
Intercompany receivables	45.9	324.6	3.3	(373.8)	—

Total current assets	49.0	501.7	1,234.4	(373.8)	1,411.3
Property and equipment, net	—	114.7	119.4	—	234.1
Goodwill	—	924.6	952.8	—	1,877.4
Other intangible assets, net	—	1,008.8	778.4	—	1,787.2
Deferred income taxes	201.5	—	11.8	(201.5)	11.8
Investment in subsidiaries	2,776.3	1,801.0	—	(4,577.3)	—
Other assets	28.2	44.4	7.6	—	80.2
Intercompany loans	1,024.3	116.3	221.7	(1,362.3)	—

Total assets	$4,079.3	$4,511.5	$3,326.1	$(6,514.9)	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$130.6	$0.1	$262.8	$—	$393.5
Accounts payable	—	189.3	223.1	—	412.4
Accrued expenses	27.5	57.2	117.4	—	202.1
Intercompany payables	4.2	12.9	356.7	(373.8)	—

Total current liabilities	162.3	259.5	960.0	(373.8)	1,008.0
Long-term debt and capital lease obligations	2,621.6	1.8	131.7	—	2,755.1
Other long-term liabilities	0.4	50.7	112.5	—	163.6
Deferred income taxes	—	419.2	223.6	(201.5)	441.3
Intercompany loans	261.0	1,004.8	96.5	(1,362.3)	—

Total liabilities	3,045.3	1,736.0	1,524.3	(1,937.6)	4,368.0
Redeemable equity units	41.4	—	—	—	41.4
Total stockholders’ equity	992.6	2,775.5	1,801.8	(4,577.3)	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$4,079.3	$4,511.5	$3,326.1	$(6,514.9)	$5,402.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2011

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$2,101.4	$2,064.8	$(36.8)	$4,129.4
Cost of goods sold	—	1,569.9	1,428.9	(36.8)	2,962.0

Gross profit	—	531.5	635.9	—	1,167.4
Selling, general and administrative expenses	3.0	457.1	518.5	(63.2)	915.4

Operating (loss) income	(3.0)	74.4	117.4	63.2	252.0
Interest expense, net of interest income	(154.4)	(31.2)	(13.9)	—	(199.5)
Other income (expense), net	(18.2)	31.4	34.9	(63.2)	(15.1)
Loss on extinguishment of debt	(25.5)	—	—	—	(25.5)

(Loss) Income before income taxes and equity in earnings of subsidiaries	(201.1)	74.6	138.4	—	11.9
Income tax benefit (provision)	79.2	(44.9)	(42.4)	—	(8.1)
Equity in earnings of subsidiaries, net of tax	125.7	96.0	—	(221.7)	—

Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8

(1)	The Parent’s net interest expense for the year ended December 31, 2012 of $154.4 million relates to long-term debt of approximately $2.6 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$2,138.9	$2,041.6	$(19.4)	$4,161.1
Cost of goods sold	—	1,594.8	1,406.2	(19.4)	2,981.6

Gross profit	—	544.1	635.4	—	1,179.5
Selling, general and administrative expenses	3.0	450.0	503.3	(46.0)	910.3
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(3.0)	90.8	132.1	46.0	265.9
Interest expense, net of interest income	(159.2)	(34.5)	(5.9)	—	(199.6)
Other income (expense), net	25.0	30.0	12.8	(46.0)	21.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(137.2)	86.3	139.0	—	88.1
Income tax benefit (provision)	56.7	(53.6)	(33.5)	—	(30.4)
Equity in earnings of subsidiaries, net of tax	138.2	105.5	—	(243.7)	—

Net income	$57.7	$138.2	$105.5	$(243.7)	$57.7

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,928.5	$1,724.2	$(14.0)	$3,638.7
Cost of goods sold	—	1,432.8	1,181.0	(14.0)	2,599.8

Gross profit	—	495.7	543.2	—	1,038.9
Selling, general and administrative expenses	3.3	386.8	437.0	(21.7)	805.4
Impairment of goodwill and intangible assets	—	47.6	0.5	—	48.1

Operating (loss) income	(3.3)	61.3	105.7	21.7	185.4
Interest expense, net of interest income	(164.0)	(35.2)	(3.5)	—	(202.7)
Other income (expense), net	63.8	34.0	(9.3)	(21.7)	66.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(103.5)	60.1	92.9	—	49.5
Income tax benefit (provision)	44.1	(52.1)	(20.0)	—	(28.0)
Equity in earnings of subsidiaries, net of tax	80.9	72.9	—	(153.8)	—

Net income	$21.5	$80.9	$72.9	$(153.8)	$21.5

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	35.3	35.3	35.3	(70.6)	35.3
Derivative instruments:
Net unrealized gain arising during the period	0.5	0.5	0.5	(1.0)	0.5
Reclassification of losses into earnings	3.4	1.4	1.4	(2.8)	3.4
Defined benefit plans:
Net unrealized loss arising during the period	(9.2)	(9.2)	(15.3)	24.5	(9.2)
Reclassification of actuarial loss into earnings	0.8	0.8	0.8	(1.6)	0.8

Other comprehensive income	30.8	28.8	22.7	(51.5)	30.8

Comprehensive income	$34.6	$154.5	$118.7	$(273.2)	$34.6

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Company
Net income	$57.7	$138.2	$105.5	$(243.7)	$57.7
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(50.0)	(50.0)	(50.0)	100.0	(50.0)
Derivative instruments:
Net unrealized loss arising during the period	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Reclassification of losses into earnings	4.6	1.6	1.6	(3.2)	4.6
Defined benefit plans:
Net unrealized loss arising during the period	(13.8)	(13.8)	(5.4)	19.2	(13.8)
Reclassification of actuarial loss into earnings	0.3	0.3	0.4	(0.7)	0.3

Other comprehensive loss	(60.4)	(63.4)	(54.9)	118.3	(60.4)

Comprehensive (loss) income	$(2.7)	$74.8	$50.6	$(125.4)	$(2.7)

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2010

(in millions)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Company
Net income	$21.5	$80.9	$72.9	$(153.8)	$21.5
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(91.1)	(91.1)	(91.1)	182.2	(91.1)
Derivative instruments:
Net unrealized loss arising during the period	(1.6)	(1.6)	(1.6)	3.2	(1.6)
Reclassification of losses into earnings	4.0	0.8	0.8	(1.6)	4.0
Defined benefit plans:
Net unrealized loss arising during the period	(9.7)	(9.7)	(5.3)	15.0	(9.7)
Reclassification of actuarial loss into earnings	—	—	0.4	(0.4)	—

Other comprehensive loss	(98.4)	(101.6)	(96.8)	198.4	(98.4)

Comprehensive loss	$(76.9)	$(20.7)	$(23.9)	$44.6	$(76.9)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(178.7)	$93.3	$120.1	$—	$34.7

Cash flows from investing activities:
Intercompany investing transactions	114.5	37.7	—	(152.2)	—
Acquisitions of businesses	—	(11.2)	(102.1)	—	(113.3)
Capital expenditures	—	(35.5)	(16.3)	—	(51.8)
Proceeds from sales of property and equipment	—	3.0	—	—	3.0
Other investing activities, net	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	114.5	(4.8)	(118.4)	(152.2)	(160.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(114.5)	(37.7)	152.2	—
Proceeds from debt	1,321.7	—	102.4	—	1,424.1
Repayment of debt	(1,212.4)	(0.2)	(74.4)	—	(1,287.0)
Other financing activities, net	(43.9)	(0.7)	5.8	—	(38.8)

Net cash provided by (used in) financing activities	65.4	(115.4)	(3.9)	152.2	98.3

Effect of exchange rate changes on cash	—	—	3.1	—	3.1

Net increase (decrease) in cash and cash equivalents	1.2	(26.9)	0.9	—	(24.8)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$1.2	$3.3	$135.3	$—	$139.8

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(164.3)	$192.0	$111.6	$—	$139.3

Cash flows from investing activities:
Intercompany investing transactions	198.0	107.5	—	(305.5)	—
Acquisitions of businesses	(28.9)	(62.2)	(77.4)	—	(168.5)
Capital expenditures	—	(28.5)	(14.0)	—	(42.5)
Proceeds from sale of property and equipment	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	169.1	16.8	(89.6)	(305.5)	(209.2)

Cash flows from financing activities:
Intercompany financing transactions	—	(198.0)	(107.5)	305.5	—
Proceeds from debt	440.9	—	104.2	—	545.1
Repayment of debt	(458.8)	(0.3)	(1.7)	—	(460.8)
Other financing activities, net	12.7	9.2	(15.9)	—	6.0

Net cash (used in) provided by financing activities	(5.2)	(189.1)	(20.9)	305.5	90.3

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net (decrease) increase in cash and cash equivalents	(0.4)	19.7	3.2	—	22.5
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$—	$30.2	$134.4	$—	$164.6

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

In April 2012, we implemented SAP as an enterprise resource planning system for our U.S. laboratory supply business. The foundation of our U.S. laboratory supply business implementation was developed from our European instance of SAP. Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended December 31, 2012. There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 5, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers as of February 25, 2013:

Name	Age	Position
Manuel Brocke-Benz	54	Director, President and Chief Executive Officer
Gregory L. Cowan	59	Senior Vice President and Chief Financial Officer
Mark McLoughlin	57	Senior Vice President and President, U.S. Laboratory Distribution and Services
Stanley L. Haas	50	Senior Vice President and President, Asia Pacific
George Van Kula	49	Senior Vice President, General Counsel and Corporate Secretary
Theodore C. Pulkownik	55	Senior Vice President, Strategy, Corporate Development and Emerging Businesses
Paul A. Dumas	46	Senior Vice President, Human Resources
Gerard J. Christian	44	Senior Vice President and Chief Information Officer
Stephan W. Labonté	53	Senior Vice President, Global Marketing
Theresa A. Balog	51	Vice President and Corporate Controller
Harry M. Jansen Kraemer, Jr.	58	Chairman of the Board of Directors
Nicholas W. Alexos	49	Director
Robert L. Barchi	66	Director
Edward A. Blechschmidt	60	Director
Thompson Dean	54	Director
Robert P. DeCresce	63	Director
Pamela Forbes Lieberman	58	Director
Carlos del Salto	70	Director
Timothy P. Sullivan	55	Director
Robert J. Zollars	55	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

Manuel Brocke-Benz was named as our President and Chief Executive Officer on January 3, 2013. Since July 25, 2012, Mr. Brocke-Benz served as our Interim Chief Executive Officer, while also serving as the Senior Vice President and Managing Director of Europe, Lab and Distribution Services, a position he has held since January 2006. Mr. Brocke-Benz was elected to the Board in September 2012 and currently is the Chair of the Finance Committee. Prior to assuming his position as Senior Vice President and Managing Director of Europe, Lab and Distribution Services, he served as Senior Vice President and General Manager of Continental Europe from 2003 to 2005 and as Corporate Senior Vice President, Process Excellence from 2001 to 2003. Mr. Brocke-Benz initially joined the Company in 1987. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany. Mr. Brocke-Benz’s leadership role and more than twenty years of service with the Company in a variety of senior-level positions, together with his extensive knowledge of our business, strategy and industry on an international basis and his training as a lawyer make him a valuable member of our Board of Directors.

Gregory L. Cowan is our Senior Vice President and Chief Financial Officer, a position he has held since June 2009. In his current role, Mr. Cowan is responsible for the Company’s financial operations on a global basis and for overseeing VWR’s Investor Relations activities. Prior to assuming his current position, Mr. Cowan served as Vice President and Corporate Controller since December 2004. Since joining VWR, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures as well as internal and external reporting processes. He has also been directly involved in various strategic projects involving commercial activities and changes to systems and infrastructure. Prior to joining VWR, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, he was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit and consulting capacities for eleven years. Mr. Cowan serves on the Board of Directors of Emtec, Inc. He graduated from Rutgers University with a degree in accounting.

Mark McLoughlin is our Senior Vice President and President, U.S. Laboratory and Distribution Services, a position he has held since July 2012. In his current role, Mr. McLoughlin leads all sales, marketing, services and operations for the U.S. Mr. McLoughlin joined the Company in September 2008. Prior to his current role, Mr. McLoughlin served as Senior Vice President of Category Management as well as Senior Vice President of Emerging Businesses. Mr. McLoughlin brings over 30 years of commercial and strategic management experience to his role. He has been responsible for leading a combination of VWR’s distribution, manufacturing and regional businesses throughout North America. Before joining VWR, Mr. McLoughlin held the position of Senior Vice President, Chief Marketing Officer for Cardinal Health, Inc. based in Geneva, Switzerland, where he designed and implemented an International Strategic Marketing Organization to support all Cardinal Health business outside of the U.S. and Canada. Prior to this position, from 2002 to 2007, Mr. McLoughlin was Senior Vice President, General Manager of Cardinal Health’s Scientific Products Clinical Laboratory business located in McGaw Park, IL. Mr. McLoughlin is currently a member of the Board of Directors at Cytomedix, Inc., serving as chair of the compensation committee and serves on the Board of Advisors for the Center from Services Leadership, W.P. Carey School of Business at Arizona State University. He graduated from the University of Arizona with a bachelor of arts, majoring in psychology.

Stanley L. Haas is our Senior Vice President and President, Asia Pacific, a position he has held since August 2012. In his current role, Mr. Haas is responsible for leadership of VWR’s overall activities in Asia Pacific including existing business in China, Singapore, Australia and New Zealand. Mr. Haas joined the Company in 1985. Prior to assuming his current position, he served as Vice President, Global Sourcing and Supplier Development from January 2011 until July 2012 and as Vice President, Pricing and Contract Administration from January 2006 until December 2010. During the years of 2002 to 2006, Mr. Haas served as Vice President, Managed Services & Business Process Consulting, Vice President, Strategic Supply Chain Services and Vice President, Strategy & Business Development. Mr. Haas holds a bachelor of science degree in microbiology from the University of Wisconsin and a master of business administration degree from the University of St. Thomas.

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

Theodore C. Pulkownik is our Senior Vice President, Strategy, Corporate Development and Emerging Businesses, a position he has held since July 2012. Mr. Pulkownik’s responsibilities include global mergers & acquisitions, corporate-center led initiatives and strategy and VWR’s Global Export organization. In addition, in 2012, Mr. Pulkownik was given responsibility for VWR’s emerging businesses, including Canada, Mexico and South America and AMRESCO and BioExpress in the U.S. Prior to his current position, Mr. Pulkownik served as Senior Vice President, Strategy and Corporate Development from July 2004 to July 2012. Prior to joining VWR in 2004, Mr. Pulkownik held two positions with Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. From 2002 until 2004, he was a Managing Director of Standard & Poor’s Corporate Value Consulting and from 2000 to 2002 was its Senior Vice President, Business Development. Before joining Standard & Poor’s, Mr. Pulkownik was a Senior Vice President for Holberg Industries, Inc., a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, he was a Managing Director, Corporate Development, for General Electric Capital Corporation. Prior to General Electric, Mr. Pulkownik spent five years with McKinsey & Company, a global management consulting firm, as a consultant in its New York and Connecticut offices and nine years with Procter & Gamble Co., a global manufacturer of a wide range of consumer goods, in Brand Management and Finance. Mr. Pulkownik holds a bachelor of business administration degree from the University of Wisconsin and a master of business administration from the University of Michigan.

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

Gerard J. Christian is our Senior Vice President and Chief Information Officer, a position he has held since August 2012. In this role, Mr. Christian is responsible for VWR’s global Information Services, including the management of business unit and corporate shared application services, business continuity, infrastructure and operations, and information security and risk management. From January 2011 until August 2012, Mr. Christian served as Vice President of Shared Services as well as Vice President, Pricing and Contract Administration and from March 2007 until December 2010, as Vice President and Country Manager for VWR Ireland. Mr. Christian joined the Company in 1993, and from 1993 to 2007, served in the positions of General Manager and Vice President, Finance at VWR Science Education and General Manager for VWR Canada. Mr. Christian graduated from Canisius College with a bachelor of science degree in accounting and a master of business administration degree specializing in finance from the University of Buffalo.

Stephan W. Labonté is our Senior Vice President, Global Marketing, a position he has held since October 2012. In his current role, Mr. Labonté is responsible for the Company’s supplier relationships, marketing and category management functions on a global basis and the customer segment teams in Europe. Mr. Labonté joined the Company in 1995. Prior to his current role, Mr. Labonté served as Senior Vice President of EU Marketing from February 2009 to September 2012, Vice President of EU Marketing from January 2008 to January 2009, Vice President, Market Development Europe from 2005 to 2008 and Vice President, Global E-Services from 2000 to 2005. During the years of 1995 to 2000, Mr. Labonté served in a variety of marketing and sales roles. Mr. Labonté holds a master degree in biology from Johan Goethe University in Frankfurt, Germany.

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

Harry M. Jansen Kraemer, Jr. has served as our Chairman of the Board since July 2012 and has served on our Board since June 2007 and currently is a member of the Nominating and Governance Committee. Mr. Kraemer is an Executive Partner of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to joining Madison Dearborn Partners in 2005, he was the Chairman and Chief Executive Officer of Baxter International Inc., a global healthcare company, until April 2004. Mr. Kraemer had been a Director of Baxter International since 1995, Chairman of the Board since January 1, 2000, President since 1997 and Chief Executive Officer since January 1, 1999. Mr. Kraemer now serves as Clinical Professor of Management and Strategy at the Kellogg School of Management at Northwestern University. Mr. Kraemer currently also serves on the Board of Directors of SAIC, Inc., where he is the Chairman of the Audit Committee, and Sirona Dental Systems, Inc.; on the Boards of Trustees of Northwestern University and Lawrence University; on the Dean’s Advisory Boards of the Kellogg School of Management and the Johns Hopkins Bloomberg School of Public Health; and is a member of the board of trustees of The Conference Board. Mr. Kraemer is a Certified Public Accountant and holds a bachelor of arts degree from Lawrence University and a master of business administration degree from Northwestern University’s Kellogg School of Management. Mr. Kraemer’s prior long-term, senior level experience at a major global healthcare company, including serving as chairman and chief executive officer, and his expertise in financial accounting, international business transactions and strategy, make him a valuable member of our Board of Directors.

Nicholas W. Alexos has served on our Board since June 2007 and currently is the Chair of the Audit Committee, as well as a member of the Finance Committee. Mr. Alexos is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, he was with First Chicago Venture Capital for four years. Prior to that position, Mr. Alexos was with The First National Bank of Chicago. He concentrates on investments in the healthcare sector and currently also serves on the Boards of Directors of Sage Products, LLC, the Boys and Girls Clubs of Chicago, Children’s Inner City Educational Fund and the University of Chicago Booth School of Business Council. In the past five years, Mr. Alexos also served as a Director of Sirona Dental Systems, Inc. Mr. Alexos is a Certified Public Accountant and holds a bachelor of business administration degree from Loyola University and a master of business administration degree from the University of Chicago. Mr. Alexos’ senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, financial accounting (including qualification as an audit committee financial expert), international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

Robert L. Barchi, M.D., Ph.D., served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee. Dr. Barchi has been President of the Rutgers, The State University of New Jersey, since 2012. Dr. Barchi served as President of Thomas Jefferson University from 2004 to 2008. Prior to that, he was Provost of the University of Pennsylvania, having served in various capacities at that institution for more than 30 years. He was Chair of Penn’s Department of Neurology and founding Chair of its Department of Neuroscience. Dr. Barchi also served as the Director of the Mahoney Institute of Neurological Sciences for more than 12 years. In addition to his clinical and administrative responsibilities, he has been published extensively in the field of ion channel research, and has been elected to membership in the Institute of Medicine of the National Academy of Sciences. Dr. Barchi is a member of the Board of Covance, Inc. He received bachelor and master of science degrees from Georgetown University, as well as doctor of philosophy and doctor of medicine degrees from the University of Pennsylvania. Dr. Barchi’s senior leadership experience within the healthcare industry, as both the President of a major healthcare organization and as a Board member of a drug development services company, along with his independence, make him a valuable member of our Board of Directors.

Edward A. Blechschmidt has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. Blechschmidt previously has served as an executive officer of several companies, most recently as the Chief Executive Officer of Novelis, Inc., an aluminum rolling and recycling company, from December 2006 until its sale to the Aditya Birla Group in May 2007. He was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. Prior to that, Mr. Blechschmidt served as Chief Executive Officer and a Director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public, from March 1999 to March 2000. He also served as President of Olsten Corporation from October 1998 to March 1999. He served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology Corporation from July 1996 to October 1998. Prior to Siemens, Mr. Blechschmidt spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt currently serves as a Director of Diamond Foods, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc. and is Chair of the Audit Committee of Columbia Laboratories, Inc. In the past five years, Mr. Blechschmidt also served on the Board of HealthSouth Corporation. He holds a bachelor of business administration degree from Arizona State University. Mr. Blechschmidt’s prior senior leadership experience at several companies, including as chief executive officer and chief financial officer, current and past experience as a board member at other companies, and his expertise in finance, strategy and financial accounting (including qualification as an audit committee financial expert), along with his independence, make him a valuable member of our Board of Directors.

Thompson Dean has served on our Board since September 2007 and currently is a member of the Compensation Committee. Mr. Dean is a Co-Managing Partner and Co-Chief Executive Officer of Avista Capital Partners, L.P., a private equity firm based in New York City. Prior to co-founding Avista in 2005, Mr. Dean led DLJ Merchant Banking Partners for 10 years. Mr. Dean has served as Co-Managing Partner of DLJMB since 1995 and was Chairman of the Investment Committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners through December 2007. Mr. Dean currently serves on the Boards of IWCO Corporation and ConvaTec Inc. In the past five years, he also served as Chairman of the Board of Directors of Arcade Marketing Inc., DeCrane Aircraft Inc., Mueller Water Products, Inc. and Von Hoffmann Corporation, and as a Director of Nycomed S.A. and The Star Tribune Company. Mr. Dean served as Chairman of the Special Projects Committee of Memorial Sloan Kettering Hospital and as a member of the College Foundation Board of the University of Virginia. In addition, Mr. Dean serves on various committees of the Boys Club of New York, the Lenox Hill Neighborhood Association and the Museum of the City of New York. Mr. Dean received a bachelor of arts degree from the University of Virginia, where he was an Echols Scholar and a master of business administration degree with high distinction from Harvard Business School, where he was a Baker Scholar. Mr. Dean’s executive level management experience at Avista, board and advisory experience with other companies in and outside of the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

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

Pamela Forbes Lieberman has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., The Martin-Brower Company, L.L.C. and Fel-Pro Inc., as well as financial leadership positions at Kraft Foods, Inc. and Bunzl Building Supply Inc. Ms. Forbes Lieberman currently serves on the Board of Directors and Audit Committees of A.M. Castle & Co., Standard Motor Products, Inc. and Tempel Steel and serves on the Board of Directors of Kreher Steel Company and on the advisory board of HAVI Group, LP. In addition, Ms. Forbes Lieberman serves on the Board of Trustees of Rush University and Medical Center and the Board of the Ovarian Cancer National Alliance. Ms. Forbes Lieberman holds a master of business administration degree from Northwestern University Kellogg School of Management and a bachelor of science degree in accounting from the University of Illinois, Champaign. Ms. Forbes Lieberman is a Certified Public Accountant. Ms. Forbes Lieberman’s senior leadership experience at several distribution and manufacturing companies, including as chief executive officer, chief financial officer and board member, and her expertise in finance and financial accounting (including qualification as an audit committee financial expert), along with her independence, make her a valuable member of our Board of Directors.

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

Timothy P. Sullivan has served on our Board since June 2007 and currently is the Chair of the Compensation Committee and Nominating and Governance Committee, as well as a member of the Finance Committee. Mr. Sullivan is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sage Products, LLC and Sirona Dental Systems, Inc. In addition, he is on the Board of Trustees of Northwestern University, Northwestern Memorial Hospital and the United States Naval Academy Foundation and is the Chairman of Northlight Theatre. He also serves on the Investment Committee of Cristo Rey Jesuit High School and on the Investment and Finance Committees of the Archdiocese of Chicago. Mr. Sullivan received a bachelor of science degree from the United States Naval Academy, a master of science degree from the University of Southern California and a master of business administration degree from the Stanford Graduate School of Business. Mr. Sullivan’s senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

Robert J. Zollars served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Chairman and Chief Executive Officer of Vocera Communications, Inc., a wireless communications systems company, since June 2007. Prior to Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare, from June 2006 through April 2007. From June 1999 until March 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International Inc. Mr. Zollars currently serves as Chairman of the Board of Directors of Diamond Foods, Inc. In the past five years, Mr. Zollars served on the Boards of Silk Road Technology Inc. and InterAct911 Corporation. He is the Chairman of the Center for Services Leadership at Arizona State University. He holds a bachelor of science degree from Arizona State University and a master of business administration degree from John F. Kennedy University. Mr. Zollars’ current and prior experience as a chief executive officer, extensive senior management experience in various positions within the healthcare industry, and board member experience at other companies, along with his independence, make him a valuable member of our Board of Directors.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2012, our Board was composed of eleven directors, none of whom, with the exception of Mr. Brocke-Benz, are executive officers of the Company.

Audit Committee

As of December 31, 2012, our Audit Committee consisted of Ms. Forbes Lieberman and Messrs. Alexos (Chairman), Blechschmidt and del Salto. Our Board of Directors has determined that each of the Audit Committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman, Mr. Blechschmidt and Mr. del Salto is an independent director within the meaning of the Securities and Exchange Act of 1934. Our Audit Committee has responsibility for, among other things, assisting our Board of Directors in monitoring:

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

In addition, each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity and receive grants of equity in Holdings pursuant to the Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established at the time of the Merger, as further described below under “Components of Compensation — Equity Participation under Holdings Equity Plan.” Madison Dearborn established the Holdings Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business following the Merger in a manner that enhances the Company’s equity value.

The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2012, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.

Compensation Philosophy and Objectives

The Compensation Committee’s overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of both short-term and long-term goals and objectives, and specific individual performance measures. As part of its oversight responsibility, the Compensation Committee considers the impact of our risk profile and seeks to maintain a balanced compensation program that does not incentivize undue or inappropriate risks that are reasonably likely to have a material adverse effect on the Company. The following are the primary objectives at which the compensation program is aimed:

(i)	Provide a level of compensation based on appropriate benchmarks to attract, motivate, retain and reward talented executives who have the ability to contribute to our success and encourage management to place its primary focus on strategic planning and financial and operational priorities affecting the business.

(ii)	Support a “pay-for-performance” orientation to reward strong financial, operating and individual performance, including the use of cash incentive compensation payments based in whole or in part upon our performance (or that of a particular business unit) to encourage the achievement of short-term and long-term financial and operational objectives.

(iii)	Align the interests of the management investors with those of our other equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders. As discussed above, the alignment of the interests of our executive officers with those of our other equity investors is being fostered through a combination of management’s purchases and receipt of grants of the equity of Holdings pursuant to the Holdings Equity Plan.

Benchmarking

Our Compensation Committee reviews and evaluates both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process in 2012, the Compensation Committee reviewed market data gathered by management regarding the compensation programs implemented by certain peer group companies, including the following peer group of companies:

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

When assessing the total compensation for each of the executive officers, our Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including base salary, incentive compensation and equity participation opportunity. We believe that base salaries should be at or near the market median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. In addition, we believe that the combination of base salaries plus performance-based cash incentive compensation should be set at or near the 60th percentile of our peer group because we believe that a substantial piece of overall annual cash compensation should be dependent on meeting or exceeding annual performance targets related to key business objectives for that year. Finally, we believe that the equity participation opportunity should be set at or near the 75th percentile of our peer group so that the interests of our executive officers are aligned with our other equity holders.

The Compensation Committee did not engage a consulting firm in 2012. However, in future years, the Compensation Committee expects to engage a consulting firm on an as-needed basis to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.

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

We currently expect short-term incentive compensation to continue to consist of annual cash bonuses based upon Company performance. With respect to long-term incentive compensation, we believe that management’s investment in Holdings pursuant to the Holdings Equity Plan provides appropriate long-term incentive to grow equity holder value. In addition, in 2012, we made equity incentive grants under the Holdings Equity Plan, and may make further grants from time to time in the future, as an additional long-term incentive to grow equity holder value.

The following summary of our compensation plans should be read in conjunction with the information contained below under the heading “Executive Compensation Tables.”

Base Salary

The Compensation Committee determines (or, in the case of our Chief Executive Officer, recommends to the Board of Directors, which then determines) base salaries for our executive officers that it believes align with its compensation objectives to reward strong performance and to attract and retain key executives. Base salaries are subject to the Compensation Committee’s annual review, and the Compensation Committee generally targets the market median (or 50th percentile) of our peer group when setting or recommending base salaries for the executive officers. The annual review includes a review of competitive market compensation data from internally prepared market compensation data, and each executive officer’s compensation relative to other officers in the Company, position and responsibilities, and individual performance over given periods. The Compensation Committee also considers general economic and industry conditions, company performance and executive compensation trends. In addition, the Compensation Committee consults with the Chief Executive Officer when reviewing and considering changes to the base salaries of the executive officers other than our Chief Executive Officer.

It is the Compensation Committee’s philosophy that most executive officers who are performing well would be provided salaries generally consistent with the market median based upon similarly situated executive officers of the companies comprising our peer group. Variations to this objective could occur as dictated by the experience level of the individual and market factors, as well as our performance, general economic conditions, retention concerns and other individual circumstances.

The table below provides the annualized base salaries of our named executive officers for 2012 and 2011.

Name	Time Period	Annualized Salary
Manuel Brocke-Benz (1)	07/30/12-12/31/12	$797,056
Director, President and Chief Executive Officer	01/01/12-07/29/12	397,056
	2011	429,712
Gregory L. Cowan	2012	455,000
Senior Vice President and Chief Financial Officer	2011	455,000
George Van Kula	2012	427,344
Senior Vice President, General Counsel and Corporate Secretary	2011	427,344
Theodore C. Pulkownik (2)	07/30/12-12/31/12	425,000
Senior Vice President, Strategy, Corporate Development and Emerging Businesses	01/01/12-07/29/12	375,000
	2011	375,000
Stanley L. Haas	2012	261,800
Senior Vice President and President of Asia Pacific	2011	261,800
John M. Ballbach (3)	2012	1,052,909
Former Chairman, President and Chief Executive Officer	2011	1,052,909
Wu Ming Kei (a/k/a Eddy Wu) (4)	2012	384,684
Former Senior Vice President and President of Asia Pacific	2011	383,311

(1)	Effective July 25, 2012, Mr. Brocke-Benz began serving as Interim President and Chief Executive Officer in addition to maintaining his duties as Senior Vice President and Managing Director of Europe, Lab Distribution, and Services and his annualized base salary was increased to reflect his change in responsibilities. Mr. Brocke-Benz was named President and Chief Executive Officer on January 3, 2013. The 2012 and 2011 annualized base salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2012 (1.28601) and 2011 (1.39178).

(2)	Effective July 30, 2012, Mr. Pulkownik assumed responsibility for the Company’s emerging businesses, and his annualized base salary was increased upon the effective date to account for this increase in responsibilities.

(3)	Effective July 25, 2012, Mr. Ballbach ended his service as Chairman, President and Chief Executive Officer. See the column entitled “Salary” of the Summary Compensation Table for the actual amount of base salary paid to Mr. Ballbach for 2012.

(4)	Effective August 3, 2012, Mr. Wu resigned from his position as Senior Vice President and President of Asia Pacific. See the column entitled “Salary” of the Summary Compensation Table for the actual amount of base salary paid to Mr. Wu for 2012. The 2012 and 2011 annualized base salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2012 (0.12892) and 2011 (0.12846).

At its November 1, 2011 meeting, the Compensation Committee reviewed management’s updates to benchmarking data. In lieu of base salary increases for 2012, the Compensation Committee approved the following one-time lump-sum merit payments for the named executive officers (other than Mr. Ballbach, whose one-time lump-sum merit payment was recommended to, and approved by, the Board of Directors on February 28, 2012): Mr. Brocke-Benz — $30,000; Mr. Cowan — $35,000; Mr. Van Kula — $25,000; Mr. Pulkownik — $25,000; Mr. Haas — $15,000; Mr. Ballbach — $53,000; and Mr. Wu — $12,000. The one-time lump-sum merit payments to each named executive officer (other than Mr. Ballbach) were made in January 2012. Mr. Ballbach’s payment was made in March 2012.

Performance-Based Cash Incentive Compensation

The Compensation Committee administers our annual performance-based cash incentive compensation program, or the Management Incentive Plan (the “MIP”).

Under the MIP, target cash bonus percentages (expressed as a percentage of base salary paid for the year) are reviewed annually by the Compensation Committee. When determining the annual cash incentive target opportunity for each executive officer, the Compensation Committee considers the combination of base salary plus performance-based cash incentive compensation and generally targets at or near the 60th percentile of our peer group. The table below sets forth the target cash bonus percentages for the named executive officers for 2012.

Name	Target % of Base Salary Paid
Manuel Brocke-Benz (1)	100%
Gregory L. Cowan	75%
George Van Kula	75%
Theodore C. Pulkownik	75%
Stanley L. Haas (2)	75%
John M. Ballbach	100%
Wu Ming Kei (a/k/a Eddy Wu)	75%

(1)	In connection with his assumption of the duties of Interim President and Chief Executive Officer, Mr. Brocke-Benz’s target cash bonus percentage was increased from 75% to 100% effective July 30, 2012.

(2)	In connection with his promotion to Senior Vice President and President of Asia-Pacific, Mr. Haas’s target cash bonus percentage was increased from 70% to 75%, effective July 6, 2012.

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

For 2012, each of our named executive officer’s cash MIP payment was based upon achievement of the following components:

•	Year-over-year growth in an internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established during the fourth quarter of the preceding year in connection with the development of the operating plan for the year. In addition, Internal EBITDA targets are adjusted for acquisitions made during the year. Our final Internal EBITDA for 2011, calculated and adjusted as described above, was $396.7 million, and our year-over-year growth target for 2012 to receive 100% of the potential payout for the Internal EBITDA component was 12.4%, which was set by our Compensation Committee as challenging, but achievable with considerable effort. The Internal EBITDA component was given a weighting of 70% of the total potential MIP award as we believe it to be a very strong measure of contribution to our performance and alignment with the interest of our stockholders. For Messrs. Brocke-Benz and Wu, half of this 70% weighting was based on the Internal EBITDA attributable to the respective business units that they manage, and the targets to receive 100% of the potential payout for the business units’ Internal EBITDA were also set at challenging, but achievable levels.

•	Year-over-year growth in sales, calculated using fixed foreign currency exchange rates established as described above and adjusted for acquisitions made during the year. Our final sales for 2011, calculated and adjusted as described above, were $4,154.2 million, and our year-over-year growth target for 2012 to receive 100% of the potential payout for the sales component was 8.1%. This component was given a weighting of 10% of the total potential MIP award.

•	Year-over-year improvements in or maintenance of various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. For 2012, this component was given a weighting of 10% of the total potential MIP award.

•	Various personal objectives, which include safety goals and individual performance goals. For 2012, performance with respect to these objectives was given a weighting of 10% of the total potential MIP award.

The 2012 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target cash bonus amount (i.e., based on the participant’s target cash bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA year-over-year growth (2012 vs. 2011) of 6.2% (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% of target for the Internal EBITDA component and 100% for each of the other components.

Based on 2012 performance, the Company did not achieve the Minimum Internal EBITDA Growth Target and no payments were made under the 2012 MIP. Prior year annual incentive cash compensation under the Company’s MIP is reflected in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table.

Equity Participation through the Holdings Equity Plan

Each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Holdings Equity Plan, which was established at the time of the Merger. These investment opportunities are designed to encourage participants to put their financial resources “at risk” and focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other equity holders. In addition, in 2012, each of our executive officers, along with certain other members of our management, was granted equity pursuant to the Holdings Equity Plan. The grant of Class B Common Units was designed to compensate our executive officers and certain other members of management for their long-term commitment to the Company, while motivating sustained increases in our financial performance. When determining the equity participation opportunity for each executive officer, the Compensation Committee generally targets equity participation at or near the 75th percentile of our peer group. For more information regarding the current equity arrangements between our named executive officers and Holdings see Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Management Equity Arrangements” in this Annual Report on Form 10-K.

Purchased Equity. The following table sets forth the number of Class A Common Units and Class A Preferred Units of Holdings purchased by our named executive officers under the Holdings Equity Plan.

Name	Number of Class A Common Units (1)	Number of Class A Preferred Units
Manuel Brocke-Benz	39,131.37	960.87
Gregory L. Cowan	14,244.52	349.77
George Van Kula	70,436.46	1,729.56
Theodore C. Pulkownik	97,828.42	2,402.17
Stanley L. Haas	9,782.84	240.22
John M. Ballbach (2)	298,679.81	6,000.60
Wu Ming Kei (a/k/a Eddy Wu) (3)	19,565.68	480.43

(1)	Includes “founders common units” in the following amounts: Mr. Brocke-Benz purchased 30,435.51 founders common units; Mr. Cowan purchased 11,079.07 founders common units; Mr. Van Kula purchased 54,783.91 founders common units; Mr. Pulkownik purchased 76,088.77 founders common units; Mr. Haas purchased 7,608.88 founders common units; Mr. Ballbach purchased 244,374.39 founders common units; and Mr. Wu purchased 15,217.75 founders common units.

(2)	As a result of Mr. Ballbach’s departure from the Company in July 2012, Holdings exercised its rights to repurchase all of his common units and preferred units in 2012 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively.

(3)	As a result of Mr. Wu’s resignation from the Company in August 2012, Holdings exercised its rights to repurchase all of his common units and preferred units in 2012 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except for that portion of his founders common units (i.e., 1,897.01 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation.

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

Equity Grants. The following table sets forth the number of Class B Common Units of Holdings granted to our named executive officers under the Holdings Equity Plan.

Name	Number of Series 1 Class B Common Units	Number of Series 2 Class B Common Units
Manuel Brocke-Benz	15,170	11,960
Gregory L. Cowan	12,136	6,834
George Van Kula	12,136	6,834
Theodore C. Pulkownik	12,136	6,834
Stanley L. Haas	3,034	3,417
John M. Ballbach (1)	21,238	—
Wu Ming Kei (a/k/a Eddy Wu) (1)	4,551	—

(1)	As a result of their departures from the Company in July 2012 and August 2012, respectively, Messrs. Ballbach and Wu forfeited their ownership of the Series 1 Class B Common Units, none of which were vested at the time of their departures.

Under the terms of its limited liability company agreement, Holdings may issue Class B Common Units in one or more series, with each series having its own specific terms and conditions, including a “participation threshold.” In 2012, two separate series of Class B Common Units were granted to our named executive officers. The grant of Series 1 Class B Common Units (the “Performance Units”) and Series 2 Class B Common Units (the “Time-Vested Units” and, together with the Performance Units, the “Incentive Units”) are designed to increase executive officer ownership of our equity, promote executive retention and align compensation with long-term performance objectives. The relative mix of Incentive Units that each named executive officer received was determined based on the named executive officer’s position within the Company and potential impact on the Company’s financial performance. The combination of Performance Units and Time-Vested Units are designed to reward the executives for sustained long-term performance over the term of the award, while recognizing that there is inherent risk when only performance-based awards are used.

The Performance Units vest upon the achievement by the Company of a specified Adjusted EBITDA Amount (as defined in the Holdings Equity Plan) in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of $500 million of Adjusted EBITDA and 100% vesting upon achievement of $558 million of Adjusted EBITDA, with straight-line vesting between these measuring points, subject to our named executive officer’s continued employment. In the event of a sale of the Company (as defined in the underlying grant agreements) all of the Performance Units will automatically vest.

The Time-Vested Units vest on a daily, straight-line basis through the fourth anniversary of issue date. In the event of (i) a sale of the Company (as defined in the underlying grant agreements), all of the Time-Vested Units will immediately vest, (ii) an initial public offering or a public offering of Holdings or a subsidiary, the Time-Vested Units that were scheduled to vest during the one year period following the date of the public offering will instead vest as of such time and the remaining unvested portion will continue to vest on a daily basis through the third anniversary of issuance, and (iii) the termination of a named executive officer’s employment by reason of the officer’s death or disability, the Time-Vested Units that were scheduled to vest during the one year period following the date of such termination will instead vest as of the date of termination.

If a named executive officer ceases to be employed by Holdings, the Company or any of their respective subsidiaries for any reason, except as described in (iii) above, all unvested Incentive Units will be automatically forfeited and all vested Incentive Units will be subject to repurchase by Holdings and its co-investors pursuant to the terms and conditions set forth in the grant agreements.

No capital contributions are required to be made by a holder of Incentive Units at the time of issuance and the units are intended to constitute a “profits interest” in the Holdings for tax purposes. The Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated in accordance with the provisions of the Holdings’ Securityholders Agreement, subject to certain adjustments. This places the Incentive Units in a secondary position to the Class A Common Units in that in any event in which the equity is valued and paid out, holders of Incentive Units are only paid if an amount at least equal to the applicable participation threshold is first allocated to the Class A Common Units.

Retirement and Other Benefits

U.S. Pension Plan. VWR sponsors a defined benefit pension plan that was frozen on May 31, 2005. The pension plan covered substantially all of VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005 (except employees covered by collective bargaining agreements who participate in independently operated plans). Mr. Haas is the only named executive officer entitled to benefits under the pension plan. Additional details regarding the pension plan are provided under “Executive Compensation Tables — Pension Benefits.”

German Pension Plan. Mr. Brocke-Benz is entitled to benefits under a pension scheme (the “German Pension Plan”), the obligations under which VWR’s German subsidiary, VWR International GmbH, assumed from Merck KGaA in connection with the CD&R Acquisition. Additional details regarding this pension plan are provided under “Executive Compensation Tables — Pension Benefits.”

Savings Plan. VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including our U.S.-based named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. Performance-based contributions, if any, are also subject to earnings limitations under applicable federal income tax rules. All contributions to the Savings Plan are fully-vested upon contribution. Messrs. Cowan, Van Kula, Pulkownik and Haas are eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.

Retirement Contribution. VWR does not sponsor a retirement or pension plan or benefit for associates in Asia, but it provided Mr. Wu with a contribution equal to 15% of his base salary toward his Hong Kong voluntary retirement plan. The Company’s contributions to Mr. Wu for 2012, 2011 and 2010 are reflected in the column “All Other Compensation” of the Summary Compensation Table.

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

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to our named executive officers in 2012 included an annual financial planning assistance allowance for all named executive officers other than Mr. Brocke-Benz, an automobile allowance for Messrs. Brocke-Benz and Wu, a housing allowance for Mr. Pulkownik, coverage under a Group Personal Excess Liability plan, coverage under an individual disability policy for Mr. Ballbach and club membership dues reimbursement for Mr. Ballbach. In addition, during the period in 2012 when Mr. Brocke-Benz was serving as Interim President and Chief Executive Officer, the Company provided him with an apartment and an automobile for use when he was working from our executive offices in Radnor, Pennsylvania.

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

Accounting for Share-Based Compensation. We account for share-based compensation, including the “founders common units” purchased under the Holdings Equity Plan and the Incentive Units issued under the Holdings Equity Plan, in accordance with U.S. GAAP, which requires companies to recognize in the income statement the grant date fair value of equity-based compensation issued to employees.

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

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for the years since 2010.

Name and Principal Position	Year	Salary $ (1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Manuel Brocke-Benz (7)	2012	558,593	62,989	12,072	—	—	739,678	39,503	1,412,835
Director, President and Chief	2011	429,712	—	—	—	282,932	22,150	13,961	748,755
Executive Officer	2010	409,693	29,000	—	—	207,047	239,021	14,224	898,985

Gregory L. Cowan	2012	455,000	35,000	9,603	—	—	—	32,262	531,865
Senior Vice President and	2011	455,000	—	—	—	222,788	—	43,865	721,653
Chief Financial Officer	2010	455,000	—	—	—	196,352	—	43,430	694,782

George Van Kula	2012	427,344	25,000	9,603	—	—	—	29,232	491,179
Senior Vice President,	2011	427,344	—	—	—	209,247	—	44,543	681,134
General Counsel and	2010	427,344	—	—	—	184,417	—	47,618	659,379
Corporate Secretary

Theodore C. Pulkownik (8)	2012	395,192	25,000	9,603	—	—	—	65,851	495,646
Senior Vice President,
Strategy, Corporate Development and Emerging Businesses

Stanley L. Haas (8)	2012	261,800	230,380	2,435	—	—	24,576	266,923	786,114
Senior Vice President and
President of Asia-Pacific

John M. Ballbach (7)	2012	619,596	53,000	16,566	—	—	—	2,254,781	2,943,943
Former Chairman, President and	2011	1,052,909	—	—	—	687,402	—	62,798	1,803,109
Chief Executive Officer	2010	1,052,909	—	—	—	605,833	—	54,208	1,712,950

Wu Ming Kei (a/k/a Eddy Wu)	2012	236,719	12,000	3,550	—	—	—	491,941	744,210
Former Senior Vice President and President of Asia Pacific	2011 2010	383,311 384,056	— —	— —	— —	215,997 248,353	— —	806,111 810,352	1,405,419 1,442,761

(1)	This column reflects the actual salaries earned in 2012, 2011 and 2010, as applicable. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information regarding the annualized base salaries of our named executive officers. The salary amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2012 (1.28601), 2011 (1.39178) and 2010 (1.32694); and the salary amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2012 (0.12892), 2011 (0.12846) and 2010 (0.12871).

(2)	For 2012, payments to the named executive officers represent one-time lump-sum merit payments in lieu of base salary increases. For Mr. Brocke-Benz, this column also includes payment of a bonus in 2012 equal to one month’s salary for completion of 25 years of service under the terms of a benefit plan sponsored by our German subsidiary. This payment has been converted from Euros to United States dollars based on the exchange rate as of the close of business on March 31, 2012 (1.33560), the month in which it was paid. For Mr. Haas, this column also includes payment of his target bonus for 2012, which was guaranteed in connection with his acceptance of the role of Senior Vice President and President of Asia Pacific.

(3)	The amounts shown in this column reflect the grant date fair value of the awards under FASB ASC Topic 718 used by the Company for financial statement reporting purposes. For a discussion of the assumptions made to determine the grant date fair value of these awards, see Note 12 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(4)	This column represents amounts earned under the MIP for each of 2012, 2011 and 2010, as applicable. The MIP award amounts for Mr. Brocke-Benz have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2012 (1.32250), December 31, 2011 (1.29390) and December 31, 2010 (1.33620); and the MIP award amounts for Mr. Wu have been converted from Hong Kong dollars to United States dollars based on the exchange rate as of the close of business on December 31, 2012 (0.12903), December 31, 2011 (0.12873) and December 31, 2010 (0.12866).

(5)	For Mr. Brocke-Benz, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the German Pension Plan during the years indicated (the amounts have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31 of each year). For Mr. Haas, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the VWR International Retirement Plan during the year indicated. See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(6)	This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2012, 2011 and 2010, as applicable.

The perquisites and other personal benefits for 2012 included: financial planning assistance of less than $25,000 for each of the named executive officers other than Mr. Brocke-Benz; automobile allowances of less than $25,000 for each of Messrs. Brocke-Benz and Wu; a housing allowance of $36,000 for Mr. Pulkownik; apartment and automobile use of less than $25,000 by Mr. Brocke-Benz when working from our executive offices in Radnor, Pennsylvania while serving as our Interim President and Chief Executive Officer; coverage under a Group Personal Excess Liability plan; reimbursement of club membership dues of $27,740 for Mr. Ballbach; and premium payments under an individual disability policy of less than $25,000 for Mr. Ballbach.

“All Other Compensation” for 2012 for Messrs. Cowan, Van Kula, Pulkownik, Haas and Ballbach also includes: Company contributions to the Savings Plan of $10,000 for each of them; imputed income based on the Company’s expense for providing health benefits in 2012 in the aggregate amount of $3,264, $2,025, $2,644, $801 and $8,476, respectively; and tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to these officers in the aggregate amount of $8,349, $6,556, $6,556, $8,766 and $24,743, respectively.

“All Other Compensation” for 2012 for Mr. Haas, who is a U.S. national but who has been assigned to work in Shanghai, China includes certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with the international assignment addendum to his Executive Officer Employment Agreement. This compensation is set forth in the table below (amounts in the table related to tuition and housing allowance have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2012 (0.15852)):

	Tuition and Dependent Care	Housing Allowance	Relocation	Mobility Premium	Goods and Services Allowance	Total
Payment	$66,771	$73,236	$54,604	$31,739	$11,866	$238,216

“All Other Compensation” for 2012 for Mr. Wu also includes aggregate contribution payments to him of $35,508 toward his Hong Kong voluntary retirement plan, in accordance with his Executive Officer Employment Agreement (which aggregate amount has been converted from Hong Kong dollars to United States dollars using the average of the monthly average exchange rates for 2012 (0.12892)). In addition, Mr. Wu, who is a Hong Kong national but who had been assigned to work in Shanghai, China, received certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with his Executive Officer Employment Agreement. This compensation, which also is included in “All Other Compensation” for 2012 for Mr. Wu, is set forth in the table below (the amounts in the table been have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2012 (0.15852), except that the reimbursements for tuition and home visits are paid in United States dollars):

	Housing Allowance	Utilities	Home Visits	Tax Equalization	Total
Payment	$78,784	$9,848	$1,696	$202,536	$292,864

In addition, “All Other Compensation” for 2012 for Mr. Wu includes tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to him in the aggregate amount of $129,940 (which amount has been converted from Hong Kong dollars or Chinese RMB to United States dollars using the average of the monthly average applicable exchange rates for 2012 (0.12892 and 0.15852, respectively).

“All Other Compensation” for 2012 for Mr. Ballbach also includes: $2,159,788, which represents the total cash amount to which he was entitled in 2012 (and is being paid) as a result of his departure from the Company in July 2012 pursuant to his Executive Officer Employment Agreement and Release Agreement (See “Termination and Change of Control Arrangements” for more information).

(7)	Effective July 25, 2012, Mr. Ballbach ended his service as the Company’s Chairman, President and Chief Executive Officer, and Mr. Brocke-Benz was appointed as the Interim President and Chief Executive Officer, while also retaining his duties as Senior Vice President and Managing Director of Europe, Lab Distribution and Services. In connection with his assumption of the Interim President and Chief Executive Officer duties, Mr. Brocke-Benz’s annualized base salary was increased from $397,056 to $797,056 (as converted from Euros to United States dollars in accordance with Note 1 to this Summary Compensation Table). Mr. Brocke-Benz was named our President and Chief Executive Officer on January 3, 2013.

(8)	Messrs. Pulkownik and Haas were not named executive officers in 2010 or 2011 and, therefore, their compensation is not disclosed for those years.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards issued to our named executive officers in 2012. In 2012, our named executive officers received a grant of Series 1 Class B Common Units (the “Performance Units”) and Series 2 Class B Common Units (the “Time-Vested Units” and, together with the Performance Units, the “Incentive Units”) pursuant to the Holdings Equity Plan. See “Equity Grants” under “Equity Participation through the Holdings Equity Plan” in the Compensation Disclosure and Analysis for a description of the Incentive Units.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (2)				Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name	Award Type(1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Manuel Brocke-Benz(5)	MIP	—		$509,807	$866,672
	PU	3/30/2012				9,102		15,170					$11,833
	TVU	12/31/2012	$—						11,960	—	$	—	239
Gregory L. Cowan	MIP	—		341,250	580,125
	PU	3/30/2012				7,282		12,136					9,466
	TVU	12/31/2012	—						6,834	—		—	137
George Van Kula	MIP	—		320,508	544,864
	PU	3/30/2012				7,282		12,136					9,466
	TVU	12/31/2012	—						6,834	—		—	137
Theodore C. Pulkownik	MIP	—		297,175	505,197
	PU	3/30/2012				7,282		12,136					9,466
	TVU	12/31/2012	—						6,834	—		—	137
Stanley L. Haas	MIP	—		215,380	366,146
	PU	3/30/2012				1, 820		3,034					2,367
	TVU	12/31/2012	—						3,417	—		—	68
John M. Ballbach (6)	MIP PU	— 3/30/2012	—	1,052,909	1,789,945	12,743		21,238		—		—	16,566
Wu Ming Kei (a/k/a Eddy Wu) (7)	MIP PU	— 3/30/2012	—	288,512	490,471	2,731		4,551		—		—	3,550

(1)	Award Type:

MIP = Management Incentive Plan

PU = Series 1 Class B Common Unit (Performance-Based)

TVU = Series 2 Class B Common Unit (Time-Based)

(2)	These columns reflect the potential payments under the MIP for 2012 performance. The 2012 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash Incentive Compensation.” The components of the 2012 MIP were formally approved by the Compensation Committee at its meeting on November 2, 2011. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their target cash bonus percentages of earnings, prorated for changes in base salary and target cash bonus percentage during 2012). The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components.

(3)	The amounts shown represent the range of potential units vesting under Performance Unit awards. The amount in the “Threshold” column shows the number of units that will vest, assuming the Company achieves the minimum performance level required for the vesting of units.

(4)	The amounts shown in this column reflect the grant date fair value of the awards under FASB ASC Topic 718 used by the Company for financial statement reporting purposes. For a discussion of the assumptions made to determine the grant date fair value of these awards, see Note 12 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(5)	The Target and Maximum amounts for Mr. Brocke-Benz are calculated based on the conversion of his 2012 base salaries to United States dollars using the exchange rates described in Note (1) to the Summary Compensation Table.

(6)	As a result of his departure from the Company in July 2012, Mr. Ballbach forfeited his ownership of the Performance Units, none of which were vested at the time of his departure.

(7)	The Target and Maximum amounts for Mr. Wu are calculated based on the conversion of his 2012 base salaries to United States dollars using the exchange rates described in Note (1) to the Summary Compensation Table. As a result of his departure from the Company in August 2012, Mr. Wu forfeited his ownership of the Performance Units, none of which were vested at the time of his departure.

Outstanding Equity Awards at Fiscal Year-end

The following table provides information as of December 31, 2012, regarding the outstanding equity awards of our named executive officers under the Holdings Equity Plan. See “Equity Participation through the Holdings Equity Plan” in the Compensation Disclosure and Analysis for more information.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Manuel Brocke-Benz	11,960	$—	15,170	$—
Gregory L. Cowan	6,834	—	12,136	—
George Van Kula	6,834	—	12,136	—
Theodore C. Pulkownik	6,834	—	12,136	—
Stanley L. Haas	3,417	—	3,034	—
John M. Ballbach (4)	—	—	—	—
Wu Ming Kei (a/k/a Eddy Wu) (5)	—	—	—	—

(1)	This column reflects outstanding Time-Vested Units. The Time-Vested Units were issued to our named executive officers on December 31, 2012 and vest on a daily pro rata basis over four years from the date of issuance, subject to our named executive officers’ continued employment.

(2)	The value represents the difference between $0.01, the per unit fair market value as described below, and the participation threshold for each Incentive Unit held by the named executive officer. There is no established public trading market for the preferred units or common units of Holdings. The value of the common units at December 31, 2012, for purposes of the Holdings Equity Plan and the related transaction documents, was $0.01 per unit based on a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of Company equity. These values may not reflect the value actually realized by the named executive officers upon vesting.

(3)	This column represents outstanding Performance Units. The Performance Units were issued to our named executive officers on March 30, 2012 and vest upon the achievement of certain annual EBITDA performance vesting targets.

(4)	As a result of Mr. Ballbach’s departure from the Company in July 2012, his ownership interest in 21,238 Performance Units that he received on March 30, 2012 was forfeited.

(5)	As a result of Mr. Wu’s resignation from the Company in August 2012, Holdings exercised its rights to repurchase all of his common units and preferred units in 2012 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except for that portion of his founders common units (i.e., 1,897.01 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation. In addition, as a result of his resignation, Mr. Wu’s ownership interest in 4,551 Performance Units that he received on March 30, 2012 was forfeited.

2012 Units Vested

The following table provides information regarding the vesting of founders common units purchased by our named executive officers and Incentive Units granted to our named executive officers under the Holdings Equity Plan during 2012. See “Equity Participation through the Holdings Equity Plan” in the Compensation Disclosure and Analysis for more information regarding the founders common units and Incentive Units.

Name	Number of Shares or Units Acquired on Vesting (#)			Value Realized Upon Vesting ($) (4)
	F(1)	PU(2)	TVU(3)
Manuel Brocke-Benz	—	—	—	$—
Gregory L. Cowan	—	—	—	—
George Van Kula	—	—	—	—
Theodore C. Pulkownik	—	—	—	—
Stanley L. Haas	—	—	—	—
John M. Ballbach (3)	—	—	—	—
Wu Ming Kei (a/k/a Eddy Wu) (5)	2,251.39	—	—	—

(1)	All founders common units purchased by our named executive officers under the Holdings Equity Plan other than those purchased by Mr Wu were vested prior to 2012.

(2)	Performance Units vest upon the Company’s achievement of specified EBITDA targets, as described in the Holdings Equity Plan, in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of a minimum amount of Adjusted EBITDA and 100% vesting upon achievement of a maximum amount of Adjusted EBITDA, with straight-line vesting between these measuring points. None of the Performance Units issued to our named executive officers in March 2012 vested in 2012.

(3)	The Time-Vested Units were granted to our named executive officers on December 31, 2012, accordingly, no Time-Vested Units vested in 2012. Time-Vested Units vest on a daily pro rata basis over four years from the date of issuance, subject to our named executive officers’ continued employment.

(4)	No value is realized as a result of vesting of the founders common units or the Incentive Units. See “Equity Participation through the Holdings Equity Plan” for a description of the vesting of founders common units and Incentive Units.

(5)	Mr. Wu’s founders common units ceased vesting upon his resignation in August 2012.

Pension Benefits

United States

VWR sponsors the VWR International Retirement Plan (the “U.S. Retirement Plan”). The U.S. Retirement Plan was frozen on May 31, 2005, and Mr. Haas is the only named executive officer entitled to benefits under the plan.

The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applied. The three-year sunset did not apply to any of our executive officers. As of December 31, 2012, the plan covered approximately 3,600 participants. Annual retirement benefits under the U.S. Retirement Plan were generally calculated as a single life annuity as the greater of:

•	a participant’s years of credited service multiplied by $240, and

•	1% of a participant’s average annual compensation earned in the consecutive five year period during which the participant was most highly paid (referred to as “final average earnings”), plus an additional 0.75% of final average earnings in excess of one third of the Social Security taxable wage base in the year in which the plan was frozen or the end of the sunset period, as applicable, in each case multiplied by the participant’s years of credited service (up to a maximum of 33 years).

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

Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Code. The Section 415 limit for 2012 is $200,000 per year for a single life annuity payable at an IRS-prescribed retirement age.

Germany

Mr. Brocke-Benz is entitled to benefits under the German Pension Plan, the obligations under which VWR International GmbH assumed from Merck KGaA in connection with the CD&R Acquisition. The German Pension Plan is a non-funded defined benefit retirement plan that covers certain associates who were employed by Merck KGaA prior to the CD&R Acquisition. As of December 31, 2012, the German Pension Plan covered approximately 267 participants. Annual retirement benefits under the German Pension Plan are generally calculated as a single life annuity as the sum of (i) 0.5% of a participant’s monthly salary (up to German Social Security Threshold Level, which for 2012 was €67,200) plus (ii) 1.5% of a participant’s monthly salary (in excess of the German Social Security Threshold), in each case multiplied by the participant’s years of pensionable service. The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age of 65. Benefits are reduced for retirement prior to age 63. Early commencement of the benefit payout is contingent upon commencement of German social security benefits. In addition, the plan provides for a spouse’s pension and does not require employee contributions.

Pension Plan Table

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2012, for Messrs. Brocke-Benz and Haas under each plan based upon the assumptions described in the applicable footnotes. No payments were made in 2012 from the plans to either Mr. Brocke-Benz or Mr. Haas.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Manuel Brocke-Benz (1)	German Pension Plan	26	$2,133,626
Stanley L. Haas (2)	VWR International Retirement Plan	20.417	331,613

(1)	The accumulated benefit for Mr. Brocke-Benz is based on service and earnings (as described above) considered by the plan for the period through December 31, 2012. The present value has been calculated assuming Mr. Brocke-Benz will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 11 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The amount presented in the table has been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31, 2012 (1.32250). The discount rate assumption is 3.50%.

(2)	The accumulated benefit for Mr. Haas is based on service and earnings (as described above) considered by the plan for the period through December 31, 2012. The present value has been calculated assuming Mr. Haas will begin receiving his benefit upon eligibility for Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 11 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the discount rate assumption is 3.95%.

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

The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2012 was the Company’s achievement of Internal EBITDA year-over-year growth (2012 vs. 2011) of 6.3% (i.e., the Minimum Internal EBITDA Growth Target under the 2012 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts, if any, are generally credited to the participants’ accounts in March of the following year.

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

The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY	Aggregate Earnings (Loss) in Last FY (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (3)
Gregory L. Cowan	$—	$—	$125	$—	$49,254
George Van Kula	9,047	—	18,261	—	173,457
Theodore C. Pulkownik	—	—	123	—	48,435
Stanley L. Haas	—	—	6	—	3,230
John M. Ballbach	—	—	111	—	44,331

(1)	Represents the amount of 2012 base salary and/or cash bonus under the 2012 MIP, if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. The amount reflected for Mr. Van Kula consists solely of 2012 base salary deferrals, which are included in the column “Salary” of the Summary Compensation Table for 2012.

(2)	No portion of the amounts in this column constitute “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2012.

(3)	The amounts reflect the actual aggregate balances as of December 31, 2012, less aggregate withdrawals and distributions. As indicated in Note (1) above, amounts in this column that represent contributions by the named executive officer or by the Company are reported in the Summary Compensation Table for the applicable year if the officer qualified as a named executive officer in such year. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements

The following tables show potential payments to each of our named executive officers, other than Mr. Brocke-Benz, under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2012 effective date of such change of control or termination. Mr. Brocke-Benz is not a party to any existing contracts, agreements, plans or arrangements, whether written or unwritten, providing for the types of potential payments reflected in the tables below; Mr. Brocke-Benz’s rights to any such payments would be based on applicable laws in Germany. The named executive officers also have certain benefits that would be payable upon a change of control and/or termination as described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”

As partial consideration for the potential payments provided in the tables below, the named executive officers are bound by a confidentiality agreement as well as customary non-compete and non-solicitation provisions set forth in their respective Executive Officer Employment Agreements. The non-compete provisions prohibit the named executive officers from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of one year after the termination of such employment for any reason. The non-solicitation provision prohibits the named executive officer, either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of 180 days or longer. The named executive officer’s receipt of the payments would be contingent upon the executive signing a release of claims against the Company.

GREGORY L. COWAN

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (2)	Disability (3)
Severance or Lump Sum Payments	$—	$—	$—	$1,207,454	$—	$—	$341,250	$341,250
Incentive Units (unvested and accelerated) (4)	—	—	—	—	—	—	—	—

GEORGE VAN KULA

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (2)	Disability (3)
Severance or Lump Sum Payments	$—	$—	$—	$1,135,159	$—	$—	$320,508	$320,508
Incentive Units (unvested and accelerated) (4)	—	—	—	—	—	—	—	—

THEODORE C. PULKOWNIK

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (2)	Disability (3)
Severance or Lump Sum Payments	$—	$—	$—	$1,129,006	$—	$—	$318,750	$318,750
Incentive Units (unvested and accelerated) (4)	—	—	—	—	—	—	—	—

STANLEY L. HAAS

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (2)	Disability (3)
Severance or Lump Sum Payments	$—	$—	$—	$700,606	$—	$—	$196,350	$196,350
Incentive Units (unvested and accelerated) (4)	—	—	—	—	—	—	—	—

(1)	Upon termination without “cause” or resignation for “good reason” (as each such term is defined in the Executive Officer Employment Agreements) our named executive officers are generally entitled to (i) one and a half times the sum of the executive’s then current base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination and (ii) continued health benefits for the 12-month period following termination.

(2)	Upon termination by reason of death, the named executive officer’s beneficiary or estate, as applicable, will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the death.

(3)	Upon termination by reason of disability, the named executive officer will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the termination. In addition, the named executive officer will be entitled to receive payments of base salary until payments to him under VWR’s long-term disability plan commence but in any event for a period not to exceed 18 months from the date of termination.

(4)	All Incentive Units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the Time-Vested Units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause,” vested Incentive Units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units are forfeited. See “Equity Participation through the Holdings Equity Plan” in the Compensation Disclosure and Analysis for more information.

Mr. Ballbach, who served as Chairman, President and Chief Executive Officer, resigned his position on July 25, 2012. In connection with Mr. Ballbach’s resignation, on August 1, 2012, we entered into a General Release with Mr. Ballbach (the “Release Agreement”). Pursuant to the Release Agreement, Mr. Ballbach will receive (i) cash severance payments in the amount of $5,211,636, payable in equal installments over 12 months, (ii) continued health benefits for a period of 18 months and (iii) reimbursement of up to $15,000 in legal fees, in exchange for a general release of all claims, including all obligations under his employment agreement, to the Company and for agreeing to provide consulting services to the Company for six months.

Director Compensation

Under the Board Compensation Policy in place since 2007 (the “Board Compensation Policy”), all directors who are not also (i) officers or employees of VWR or us or (ii) Managing Directors or Managing Partners of Madison Dearborn (“Eligible Directors”), receive annual cash compensation of $100,000 for their service on VWR’s and our Board. No separate compensation is paid to Eligible Directors for their service on the Board committees. In addition, at the discretion of the Board of Holdings, Eligible Directors may be granted the right to receive or purchase equity interests in Holdings in accordance with the Holdings Equity Plan. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Certain Stockholder Matters” in this Annual Report on Form 10-K for a listing of the equity interests in Holdings beneficially owned by Eligible Directors. Non-Eligible Directors (which include Messrs. Alexos, Dean and Sullivan) will not be entitled to separate cash compensation or rights under the Holdings Equity Plan in connection with their service on the Board or Board committees. All Board members, other than those affiliated with Madison Dearborn, will be entitled to be reimbursed for reasonable travel, lodging and other expenses incurred in connection with their service on the Board and Board committees.

The table below sets forth director compensation for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Harry M. Jansen Kraemer, Jr.	$100,000	$100	$—	$—	$—	$100,100
Robert L. Barchi	100,000	50	—	—	—	100,050
Edward A. Blechschmidt	100,000	50	—	—	—	100,050
Robert P. DeCresce	100,000	50	—	—	—	100,050
Pamela Forbes Lieberman	100,000	50	—	—	—	100,050
Carlos del Salto	100,000	50	—	—	—	100,050
Robert J. Zollars	100,000	50	—	—	—	100,050

(1)	The amounts shown in this column reflect the grant date fair value of the equity investments made by each Eligible Director in 2012 under FASB ASC Topic 718 used by the Company for financial statement reporting purposes. For a discussion of the assumptions made to determine the grant date fair value of these awards, see Note 12 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of or receive grants of equity units of Holdings. As of February 25, 2013, Holdings had 1,400,541.52 preferred units outstanding and 13,905,923.08 common units outstanding, of which 13,617,478.08 are designated as Class A Common Units and 288,445.00 are designated as Class B Common Units.

The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 25, 2013 by:

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

	Class A Common Units (1)		Class B Common Units (1)		Class A Preferred Units (1)
		Percent		Percent		Percent
	Number	of Class	Number	of Class	Number	of Class
Principal Stockholders:
Madison Dearborn (2)	10,572,738.12	77.64%	—	—	1,175,259.52	83.91%
Avista Capital Partners (3)	1,076,259.68	7.90%	—	—	117,685.69	8.40%
Directors and Named Executive Officers:
Manuel Brocke-Benz	39,131.37	*	27,130.00	9.41%	960.87	*
Gregory L. Cowan	14,244.52	*	18,970.00	6.58	349.77	*
George Van Kula	70,436.46	*	18,970.00	6.58	1,729.56	*
Theodore C. Pulkownik	97,828.42	*	18,970.00	6.58	2,402.17	*
Stanley L. Haas	9,782.84	*	6,451.00	2.24	240.22	*
Wu Ming Kei (a/k/a Eddy Wu)	1,897.01	*	—	—	—	*
Harry M. Jansen Kraemer, Jr. (2)	93,612.04	*	—	—	4,116.39	*
Nicholas W. Alexos (2)	—	*	—	—	—	*
Robert L. Barchi	13,000.00	*	—	—	—	*
Edward A. Blechschmidt	13,000.00	*	—	—	—	*
Thompson Dean (3)	—	*	—	—	—	*
Robert P. DeCresce (4)	17,249.55	*	—	—	170.75	*
Pamela Forbes Lieberman	13,000.00	*	—	—	—	*
Carlos del Salto	13,896.88	*	—	—	99.10	*
Timothy P. Sullivan (2)	—	*	—	—	—	*
Robert J. Zollars (5)	14,722.02	*	—	—	190.28	*

All Directors and Executive Officers as a group (20 persons) (2)(3)	12,133,251.50	89.10%	143,157.00	49.63%	1,304,963.21	93.18%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below. For additional information regarding the Class B Common Units, see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Equity Participation through the Holdings Equity Plan — Equity Grants.”

(2)	Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the indirect beneficial owner of 6,813,173.04 common units and 758,327.30 preferred units, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the indirect beneficial owner of 1,807,413.56 common units and 201,171.12 preferred units, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Executive”) is the indirect beneficial owner of 68,461.51 common units and 7,619.67 preferred units, MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,749,749.91 common units and 193,275.36 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V-A, MDP V-C, MDP Executive and Varietal, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V-A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by the MDP Funds. Messrs. Canning, Finnegan and Mencoff each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer are employed by or associated with the ultimate general partner of the MDP Funds and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP A&C and Messrs. Alexos, Sullivan, Kraemer, Canning, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(3)	Avista Capital Partners, L.P. (“ACP”) is the indirect beneficial owner of 780,706.14 common units and 85,367.82 preferred units and ACP-VWR Holdings LLC (“ACP-VWR”) is the indirect beneficial owner of 295,553.54 common units and 32,317.87 preferred units. Avista Capital Partners GP, LLC (“Avista GP”) is the general partner of ACP and Avista Capital Partners (Offshore), L.P., the managing member of ACP-VWR. Mr. Dean and Steven Webster are Co-Managing Partners of Avista Capital Managing Member, LLC, the managing member of Avista GP. Accordingly, Messrs. Dean and Webster have the power, acting by majority vote, to vote or dispose of the units held by ACP and ACP-VWR. Messrs. Dean and Webster each disclaim beneficial ownership of the units held by ACP and ACP-VWR, except to the extent of his pecuniary interest therein. The address for Avista Capital Managing Member, LLC and Messrs. Dean and Webster is c/o Avista Capital Holdings, LP, 65 East 55th Street, 18th Floor, New York, New York 10022.

(4)	Includes 12,249.55 Class A Common Units held by The DeCresce Gift Trust; Dr. DeCresce and his wife are the sole Trustees of this Trust.

(5)	Units are held by Zoco L.P., a Nevada limited partnership. Mr. Zollars and his wife are the sole general and limited partners of Zoco L.P.

Description of Equity Capital of Holdings

Holdings is a Delaware limited liability company. Holdings has three outstanding classes of equity securities designated as Class A Preferred Units (“preferred units”), Class A Common Units (“Class A Common Units”) and Class B Common Units (“Class B Common Units” and together with the Class A Common Units, the “common units”). The terms of such securities were established pursuant to the Limited Liability Company Agreement of Holdings (the “LLC Agreement”). Set forth below is a discussion of the material terms of such equity securities.

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

Class A Common Units

Redemptions; Distributions. There are no scheduled redemptions of the Class A Common Units, and there is no maturity date or other scheduled date on which Holdings must redeem or otherwise make distributions in respect of the Class A Common Units. Instead, the board of managers of Holdings may, in its sole discretion, make distributions from time to time in accordance with the LLC Agreement and the LLC Act with respect to the common units subject to the waterfall outlined above.

Voting Rights. Each outstanding Class A Common Unit is entitled to one vote on all matters to be voted on by the members of Holdings pursuant to the LLC Agreement. Except as otherwise set forth in the LLC Agreement, all matters to be voted on by the members of Holdings will require the affirmative vote of the holders of a majority of the common units then outstanding.

Class B Common Units

Redemptions; Distributions. There are no scheduled redemptions of the Class B Common Units, and there is no maturity date or other scheduled date on which Holdings must redeem or otherwise make distributions in respect of the Class B Common Units. Distributions on Class B Common Units will be made as and when approved by the board of managers of Holdings in accordance with the LLC Agreement and the LLC Act with respect to the common units subject to the waterfall outlined above except that holders of Class B Common Units will be entitled to participate in such distributions only after the holders of the Class A Common Units have received a distribution equal to the participation thresholds of the Class B Common Units. Pursuant to the LLC Agreement, on the date of each grant of Class B Common Units, the board of managers of Holdings establishes an initial participation threshold, which is to be equal to or greater than the liquidation value of the Class A Common Units on the date of the Class B Common Unit grant. The participation threshold is subject to adjustment, among other reasons, for (i) distributions to the holders of Class A Common Units, (ii) capital contributions with respect to outstanding Class A Common Units and (iii) subdivision of the Class A Common Units into a greater number of units.

Voting Rights. Each outstanding Class B Common Unit is entitled to one vote on all matters to be voted on by the members of Holdings pursuant to the LLC Agreement. Except as otherwise set forth in the LLC Agreement, all matters to be voted on by the members of Holdings will require the affirmative vote of the holders of a majority of the common units then outstanding.

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

Equity Compensation Plan Information

Each of our executive officers and certain other members of our management were given the opportunity to purchase equity and receive grants of equity in Holdings pursuant to the Holdings Equity Plan. For more information regarding the Holdings Equity Plan and the current equity arrangements between our named executive officers and Holdings see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Equity Issuances through Holdings Equity Plan,” and Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management Equity Arrangements” in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining for Future
	Issued Upon	Exercise	Issuance Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options (1)	Options (1)	Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2012:	—	—	—

(1)	The Holdings Equity Plan was approved by Holdings’ Board of Managers and its members on June 29, 2007. Addendums to the Holdings Equity Plan relating to the issuance of Class B Common Units were approved by the Holdings’ Board of Managers on February 28, 2012 and November 6, 2012, respectively. There are no options outstanding under the Holdings Equity Plan; the only securities that have been issued pursuant to the Holdings Equity Plan are preferred units and common units. See “Description of Equity Capital of Holdings” above for a description of the securities. There is no mandatory limitation on the number of securities remaining for issuance under the Holdings Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Payments to Madison Dearborn and Avista

The Company is a party to a management services agreement with affiliates of Madison Dearborn and Avista pursuant to which they are entitled to an aggregate annual management fee of $2.0 million and reimbursement of out-of-pocket expenses incurred in connection with the provision of management and consulting services and financial and other advisory services, as well as board level services. In addition, Madison Dearborn and Avista also will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public offering of our common stock. The management services agreement includes customary indemnification provisions in favor of the affiliates of Madison Dearborn and Avista.

Management and Equity Sponsor Equity Arrangements

Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management (the “Management Investors”), board members and consultants the opportunity to purchase equity units of Holdings. As of February 25, 2013, our directors and executive officers owned 12,018.00 preferred units and 484,253.70 Class A Common Units, or approximately 3.6% of the outstanding Class A Common Units. The aggregate purchase price paid by the executive officers and directors for these preferred units and common units was approximately $12.4 million. Under the equity arrangements entered into pursuant to the Holdings Equity Plan, the Management Investors each purchase a strip of securities comprised of preferred units and Class A Common Units of Holdings. Class A Common Units purchased pursuant to this strip of securities are 100% vested.

Under these equity arrangements, the Management Investors also purchase additional Class A Common Units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 6.3% of Holdings’ total outstanding Class A Common Units as of February 25, 2013. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.

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

As a result of executive officer departures in 2012, Holdings exercised its rights to repurchase all of the common units and preferred units of Mr. Ballbach, Mr. Wu and Charles Patel, its former Senior Vice President and Chief Information Officer, in 2012 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively, except in the case of Mr. Wu, for the portion of his founders common units (i.e. 1,897.01 common units) that could not be repurchased at the time per the transaction documents because those units were vested for less than six months as of the effective date of his resignation. The aggregate purchase price paid to these executive officers for the repurchase of their preferred units and common units was approximately $10.2 million.

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

The Management Investors, Madison Dearborn and certain other co-investors have also entered into the LLC Agreement, which specifies the rights and obligations of the members of Holdings and the rights of the various classes of limited liability company interests therein. Pursuant to the limited liability company agreement, the preferred units will be entitled to a return of capital after which the common units will share in future distributions on a pro rata basis, subject to certain participation thresholds for holders of Class B Common Units. In addition, prior to an initial public offering or a sale of all or substantially all of the Company, each Management Investor will be required to vote his or her units in favor of a board of managers consisting of such representatives as Madison Dearborn designates and the Company’s Chief Executive Officer.

Miscellaneous

The Company, through its subsidiaries, sells certain products to Lantheus Medical Imaging (“Lantheus”), which is a portfolio company of affiliated funds of Avista. In 2012, we had less than $0.6 million of net sales to Lantheus.

The Company, through its subsidiaries, sells certain products to Sage Products, LLC (“Sage Products”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2012, we had less than $0.4 million of net sales to Sage Products.

The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2012, we had less than $0.3 million of net purchases from CDW.

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

Director Independence

The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2012 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.

1.	Robert L. Barchi

2.	Edward Blechschmidt

3.	Robert P. DeCresce

4.	Pamela Forbes Lieberman

5.	Carlos del Salto

6.	Robert J. Zollars

In determining Dr. Barchi’s independence, the Board considered that the Company had net sales to Thomas Jefferson University, where Dr. Barchi served as President until August 2012, of less than $0.1 million during 2012 and net sales to Rutgers, The State University of New Jersey, where Dr. Barchi began serving as President in September 2012, of less than $0.6 million from September 2012 through December 2012. In determining Dr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1.0 million.

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2012. Messrs. Alexos, Brocke-Benz, Dean, Kraemer and Sullivan are not independent.

Audit Committee	Compensation Committee	Finance Committee	Nominating & Corporate Governance Committee
Nicholas W. Alexos	Timothy P. Sullivan	Manuel Brocke-Benz	Timothy P. Sullivan
Edward Blechschmidt	Robert P. DeCresce	Timothy P. Sullivan	Harry M. Jansen Kraemer, Jr.
Carlos del Salto	Robert J. Zollars	Nicholas W. Alexos	Robert J. Zollars
Pamela Forbes Lieberman	Robert L. Barchi
Thompson Dean

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011. Fees and expenses for services rendered by KPMG in 2012 and 2011 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2012	2011
	(In thousands)
Audit Fees (1)	$2,626.0	$2,150.0
Audit-Related Fees (2)	247.0	6.0
Tax Fees (3)	95.0	80.0

	$2,968.0	$2,236.0

(1)	2012 and 2011 audit fees relate to the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States) and statutory audits. The 2012 fees also include fees associated with financing transactions.

(2)	Audit-related services in 2012 relate to due diligence assistance and agreed upon procedures while in 2011 these services relate to agreed upon procedures in support of statutory requirements.

(3)	Tax fees in 2012 and 2011 relate to tax compliance services.

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

a. Financial statements, financial statement schedule and exhibits filed as part of this report

1. The following Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements, are filed as part of this Annual Report on Form 10-K:

Exhibit* Number	Description of Documents	Method of Filing

3.1	Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007

3.2(a)	Bylaws of VWR Funding, Inc. (pursuant to the Agreement and Plan of Merger, dated May 2, 2007, between Varietal Distribution Merger Sub, Inc. (“Merger Sub”), Varietal Distribution Holdings, LLC, and CDRV Investors, Inc., pursuant to which Merger Sub merged with and into CDRV Investors, Inc. on June 29, 2007, with CDRV Investors, Inc. as the surviving corporation, the Bylaws of Merger Sub became the Bylaws of VWR Funding, Inc., as the surviving corporation)	Previously filed as Exhibit 3.2(a) to Form S-4, filed on December 21, 2007

3.2(b)	Amendment to said Bylaws	Previously filed as Exhibit 3.2(b) to Form S-4, filed on December 21, 2007

4.1(a)	Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation	Previously filed as Exhibit 4.1(a) to Annual Report on Form 10-K on for the year ended December 31, 2011

4.1(b)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(c)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004

4.1(e)	Supplemental Indenture, effective as of June 29, 2007, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2(a)	Indenture, dated as of September 4, 2012, among VWR Funding, Inc. and the guarantors named therein and Law Debenture Trust Company of New York, as Trustee, relating to 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

4.2(b)	Form of 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

4.2(c)	Registration Rights Agreement, dated September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Goldman Sachs & Co., as representative of the Initial Purchasers	Previously filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

4.3(a)	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)	Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

Exhibit* Number	Description of Documents	Method of Filing

4.3 (b)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.4(c) to Annual Report on Form 10-K for the period ended December 31, 2011

4.4 (a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4 (b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4 (c)	Second Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.2 (a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.2 (b)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2012

10.2 (c)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on January 2, 2013

10.2 (d)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (e)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (f)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2 (g)	Form of Incentive Unit Grant Agreement**	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2012

10.2 (h)	Form of Time-Based Incentive Unit Grant Agreement**	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on January 2, 2013

10.3 (a)	Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2009

10.3 (b)	Supplement to Employment Agreement, dated April 23, 2003, between VWR International GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2009

Exhibit* Number	Description of Documents	Method of Filing

10.3 (c)	Memorandum for Terms of Service as Interim President and Chief Executive Officer, dated August 1, 2012, between VWR Management Services, LLC and Manuel Brocke-Benz**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.4 (a)	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and John M. Ballbach**	Previously filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2010

10.4 (b)	General Release, dated July 26, 2012, between VWR Management Services, LLC and John M. Ballbach**	Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2012

10.5	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan**	Previously filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010

10.6	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula**	Previously filed as Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2011

10.7	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Theodore C. Pulkownik**	Filed herewith

10.8 (a)	Employment Letter, dated August 24, 2012, between VWR Management Services, LLC and Stanley L. Haas**	Filed herewith

10.8 (b)	International Assignment Addendum, dated October 11, 2012, to Stanley L. Haas Employment Letter**	Filed herewith

10.9	Employment Letter, dated June 13, 2008, between VWR International, LLC and Wu Ming Kei (a/k/a Eddy Wu)**	Previously filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2009

10.10 (a)	Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein	Previously filed as Exhibit 4.5(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.10 (b)	Amendment No. 1, dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on June 5, 2012

10.10 (c)	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 1, 2013

Exhibit* Number	Description of Documents	Method of Filing

10.10 (d)	Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 4.2(b) to Annual Report on Form 10-K for the year ended December 31, 2011

10.10 (e)	Amendment No. 1, dated as of June 4, 2012, to the Guarantee Agreement, dated as of June 28, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on June 5, 2012

10.11 (a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.11 (b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.12 (a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.12 (b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.13	VWR International Amended and Restated Retirement Plan**	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2011

10.14	VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2008

10.15	Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

10.16 (a)	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.16 (b)	Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchaser Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	Filed herewith

10.16 (c)	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

24	Power of Attorney	Filed herewith

Exhibit* Number	Description of Documents	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.

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

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
	Name:	Theresa A. Balog
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Brocke-Benz	Director, President and Chief Executive Officer	March 5, 2013
Manuel Brocke-Benz

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 5, 2013
Gregory L. Cowan

/s/ Theresa A. Balog	Vice President and Corporate Controller	March 5, 2013
Theresa A. Balog

Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars

By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ Gerorge Van Kula	Attorney in fact	March 5, 2013
George Van Kula

Schedule II – Valuation and Qualifying Accounts

VWR FUNDING, INC.

For the Years Ended December 31, 2012, 2011 and 2010

			Foreign
	Balance at		Currency	Increases
	Beginning of	Charged to	Translation	(Deductions)	Balance at
	Year	Income	Adjustment	From Reserves	End of Year
	(In millions)
Year ended December 31, 2012
Allowance for doubtful receivables (1)	$10.5	$4.0	$0.6	$(0.7)	$14.4
Valuation allowance on deferred taxes (2)	$79.7	$4.5	$0.7	$10.5	$95.4
Year ended December 31, 2011
Allowance for doubtful receivables (1)	$9.1	$3.3	$(0.4)	$(1.5)	$10.5
Valuation allowance on deferred taxes (2)	$67.5	$2.1	$(2.3)	$12.4	$79.7
Year ended December 31, 2010
Allowance for doubtful receivables (1)	$10.8	$2.5	$(0.6)	$(3.6)	$9.1
Valuation allowance on deferred taxes (2)	$56.6	$3.5	$(3.0)	$10.4	$67.5

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases from reserves indicates utilization and other adjustments not charged or credited to income.

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.7	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Theodore C. Pulkownik**

10.8(a)	Employment Letter, dated August 24, 2012, between VWR Management Services, LLC and Stanley L. Haas**

10.8(b)	International Assignment Addendum, dated October 11, 2012, to Stanley L. Haas Employment Letter**

10.16(b)	Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding LLC, as Conduit Purchaser

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.