Form 10-Q
period 2013-03-31
VWR Funding, Inc.
filed 2013-05-15
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of March 31, 2013, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 15, 2013, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$143.6	$139.8
Compensating cash balance	21.0	246.9
Trade accounts receivable, less reserves of $14.9 and $14.4, respectively	622.6	596.9
Other receivables	58.6	61.8
Inventories	337.6	330.0
Other current assets	43.6	35.9

Total current assets	1,227.0	1,411.3
Property and equipment, net	239.4	234.1
Goodwill	1,855.4	1,877.4
Other intangible assets, net	1,744.0	1,787.2
Deferred income taxes	12.5	11.8
Other assets	81.9	80.2

Total assets	$5,160.2	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$186.7	$393.5
Accounts payable	447.9	412.4
Accrued expenses	194.2	202.1

Total current liabilities	828.8	1,008.0
Long-term debt and capital lease obligations	2,719.6	2,755.1
Other long-term liabilities	163.9	163.6
Deferred income taxes	437.4	441.3

Total liabilities	4,149.7	4,368.0
Redeemable equity units	42.1	41.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,355.7	1,356.7
Accumulated deficit	(292.6)	(314.7)
Accumulated other comprehensive loss	(94.7)	(49.4)

Total stockholders’ equity	968.4	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$5,160.2	$5,402.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,024.3	$1,033.3
Cost of goods sold	726.8	730.8

Gross profit	297.5	302.5
Selling, general and administrative expenses	234.0	231.6

Operating income	63.5	70.9
Interest income	0.4	1.3
Interest expense	(48.0)	(49.6)
Other income (expense), net	23.0	(23.1)
Loss on extinguishment of long-term debt	(2.0)	—

Income (loss) before income taxes	36.9	(0.5)
Income tax provision	(14.8)	(1.0)

Net income (loss)	$22.1	$(1.5)

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$22.1	$(1.5)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(47.0)	51.6
Derivative instruments:
Net unrealized gain arising during the period	1.8	—
Reclassification of (gains) losses into earnings	(0.4)	0.6
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.3	0.2

Other comprehensive (loss) income	(45.3)	52.4

Comprehensive (loss) income	$(23.2)	$50.9

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Three Months Ended March 31, 2013

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2012	1,000	$—	$1,356.7	$(314.7)	$(49.4)	$992.6
Capital contributions from parent	—	—	0.2	—	—	0.2
Share-based compensation expense associated with our parent company equity plan	—	—	0.2	—	—	0.2
Reclassifications of redeemable equity units	—	—	(1.4)	—	—	(1.4)
Net income	—	—	—	22.1	—	22.1
Other comprehensive loss	—	—	—	—	(45.3)	(45.3)

Balance at March 31, 2013	1,000	$—	$1,355.7	$(292.6)	$(94.7)	$968.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$22.1	$(1.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.8	30.0
Net unrealized translation (gain) loss	(23.7)	23.9
Net unrealized gain on interest rate swaps	—	(2.1)
Share-based compensation expense	0.2	0.3
Amortization of debt issuance costs	2.3	2.4
Deferred income tax provision (benefit)	1.5	(14.1)
Loss on extinguishment of long-term debt	2.0	—
Other, net	0.8	1.2
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(37.0)	(22.6)
Inventories	(12.3)	13.3
Other current and non-current assets	(10.8)	1.2
Accounts payable	45.3	12.8
Accrued expenses and other liabilities	(1.7)	(25.2)

Net cash provided by operating activities	20.5	19.6

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2.3)	(2.6)
Capital expenditures	(17.6)	(12.8)

Net cash used in investing activities	(19.9)	(15.4)

Cash flows from financing activities:
Proceeds from debt	139.1	40.3
Repayment of debt	(125.4)	(63.2)
Net change in bank overdrafts	(229.3)	56.8
Net change in compensating cash balance	225.9	(60.8)
Proceeds from equity incentive plans	0.2	—
Debt issuance costs	(2.3)	—
Repurchase of redeemable equity units	(2.2)	(1.7)

Net cash provided by (used in) financing activities	6.0	(28.6)

Effect of exchange rate changes on cash	(2.8)	2.8

Net increase (decrease) in cash and cash equivalents	3.8	(21.6)
Cash and cash equivalents beginning of period	139.8	164.6

Cash and cash equivalents end of period	$143.6	$143.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$49.7	$65.7
Cash paid for income taxes, net	6.7	6.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Nature of Operations and Basis of Presentation

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

We report financial results on the basis of the following three business segments: the Americas, Europe and Science Education. Both the Americas and Europe segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our Americas, Europe and Science Education businesses. The results of our operations in the Asia Pacific region, which are not material, are included in our Americas segment.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

(2) New Accounting Standards

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income requiring an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective income statement line item. This new guidance became effective for the Company beginning in the first quarter of 2013, and did not have an impact on our results of operations or financial position. See Note 11.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by segment (in millions):

			Science
	Americas	Europe	Education	Total
Balance at December 31, 2012	$1,032.1	$845.3	$—	$1,877.4
Acquisitions (Note 4)	4.5	2.2	—	6.7
Currency translation	(1.5)	(27.2)	—	(28.7)

Balance at March 31, 2013	$1,035.1	$820.3	$—	$1,855.4

The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	March 31, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
Americas	$1,130.6	$95.5	$1,035.1	$1,127.6	$95.5	$1,032.1
Europe	820.3	—	820.3	845.3	—	845.3
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,050.7	$195.3	$1,855.4	$2,072.7	$195.3	$1,877.4

The following table presents the components of other intangible assets (in millions):

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
Americas	$831.1	$229.7	$601.4	$831.4	$218.8	$612.6
Europe	487.5	139.3	348.2	503.9	136.9	367.0
Science Education	131.0	37.7	93.3	131.0	36.0	95.0
Chemical supply agreement	51.2	42.1	9.1	52.8	41.5	11.3
Other	33.6	16.2	17.4	33.7	15.5	18.2

Total amortizable intangible assets	1,534.4	465.0	1,069.4	1,552.8	448.7	1,104.1
Indefinite-lived intangible assets:
Trademarks and tradenames	674.6	—	674.6	683.1	—	683.1

Total other intangible assets	$2,209.0	$465.0	$1,744.0	$2,235.9	$448.7	$1,787.2

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$22.8	$22.1

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(4) Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes which are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign and CR Lab have been included in our Americas segment and the results of VITRUM, Lab3, Labonord and Switch have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

None of the Acquisitions had an individually material impact on our financial statements.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net sales	$1,024.5	$1,066.2
Income before income taxes	36.9	2.2

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2012, or of the future results of operations of the Company.

On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey. On April 4, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom. Prolab and Basan UK, collectively, have annual net sales of approximately $16 million.

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

The following table presents the carrying value of our debt obligations (in millions):

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facility	$1,467.6	$1,475.7
7.25% Senior Notes	750.0	750.0
10.75% Senior Subordinated Notes	521.3	526.5
A/R Facility	114.3	117.2
Compensating cash balance	21.0	246.9
Capital leases	18.9	19.7
8% Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	12.2	11.6

Total debt	2,906.3	3,148.6
Less current portion	(186.7)	(393.5)

Long term-portion	$2,719.6	$2,755.1

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in Euros in an aggregate principal amount currently outstanding of €577.5 million ($740.0 million on a U.S. dollar equivalent basis as of March 31, 2013), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $592.0 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of March 31, 2013, an aggregate U.S. dollar equivalent of $135.6 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans of £7.0 million ($10.6 million on a U.S. dollar equivalent basis as of March 31, 2013) and $125.0 million. In addition, we had $18.2 million of undrawn letters of credit outstanding. As of March 31, 2013, we had $87.5 million of available borrowing capacity under the multi-currency revolving loan facility.

On January 31, 2013, we completed an amendment of our Senior Secured Credit Facility (the “Incremental Amendment”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured Euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term Loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million were deferred and are being recognized as expense over the term of maturity. In connection with this transaction, the Company recognized a loss on the extinguishment of long-term debt during the first quarter of 2013 of $2.0 million representing the write-off of unamortized deferred financing costs associated with the non-extended term loans.

As of March 31, 2013, the weighted average interest rates on the Euro-denominated and U.S. dollar-denominated term loans were 4.58% and 4.31%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 3.98%. As of March 31, 2013, the weighted average interest rates include a variable margin of 4.50% for the extended Euro term loans, 4.25% for the Incremental Euro Term Loans, 4.25% for the extended Dollar term loans, 4.00% for the Incremental Dollar Term Loans and 3.75% on loans outstanding under the multi-currency revolving loan facility.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility also includes a financial maintenance covenant for the benefit of the multi-currency revolving loan commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. As of March 31, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

(b) Senior Notes

The 7.25% Senior Notes, which aggregate $750.0 million as of March 31, 2013, will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year, on each March 15 and September 15, commencing on March 15, 2013, at a rate of 7.25% per annum.

The indenture governing the 7.25% Senior Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of March 31, 2013, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

The Company is party to a Registration Rights Agreement with respect to the 7.25% Senior Notes (the “7.25% Senior Notes Registration Rights Agreement”). The Company satisfied its obligations under the 7.25% Senior Notes Registration Rights Agreement by filing and causing to become effective a registration statement, and in May 2013, we expect to complete the exchange offer pursuant to which 100% of the outstanding 7.25% Senior Notes will be exchanged for new 7.25% Senior Notes registered with the Securities and Exchange Commission (“SEC”) with the same terms.

(c) Senior Subordinated Notes

The Senior Subordinated Notes are denominated in Euros in an aggregate principal amount currently outstanding of €126.9 million ($162.6 million on a U.S. dollar equivalent basis as of March 31, 2013) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of March 31, 2013, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at 105.375% of their aggregate principal amount. This redemption price will be reduced to 102.6875% and 100% of their aggregate principal amount beginning on June 30, 2013 and 2014, respectively.

(d) A/R Facility

The A/R Facility provides for funding in an aggregate principal amount not to exceed $200.0 million and will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC (“VWR International”), VWR Receivables Funding, LLC (“VRF”), in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions (the “A/R Purchasers”) in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR International will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

As of March 31, 2013, $114.3 million was outstanding under the A/R Facility, we had $9.0 million of undrawn letters of credit outstanding, and we had $7.9 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of March 31, 2013, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.74%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of March 31, 2013, the Company was in compliance with the covenants under the A/R Facility.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of March 31, 2013, our compensating cash balance was $21.0 million.

(6) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended March 31,
	2013	2012
Foreign currency exchange gains (losses), net	$23.0	$(23.1)

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

(7) Benefit Programs

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended March 31,
	2013	2012
Service cost	$0.2	$0.2
Interest cost	2.2	2.2
Expected return on plan assets	(3.9)	(3.6)

Net periodic pension income	$(1.5)	$(1.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended March 31,
	2013	2012
Service cost	$0.3	$0.5
Interest cost	1.5	1.5
Expected return on plan assets	(1.1)	(1.0)
Recognized net actuarial loss	0.5	0.3

Net periodic pension cost	$1.2	$1.3

The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2013, and expects to make no contributions during the remainder of 2013. The Company made aggregate contributions to the German, French and UK Plans of $0.1 million during the three months ended March 31, 2013, and expects to make additional contributions of $0.3 million during the remainder of 2013.

(8) Share-Based Compensation

(a) Overview

Holdings established the 2007 Securities Purchase Plan (the “Holdings Equity Plan”) pursuant to which members of management and other employees (“Management Investors”), members of the Board of Directors and certain consultants may be provided the opportunity to purchase or receive grants of equity units of Holdings. To date, the equity units sold by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”) and Class A Common Units subject to vesting (“Founders Units”), and the equity units granted by Holdings have consisted of unvested Class B Common Units (“Class B Incentive Units”) and unvested Class A Common Units (“Class A Incentive Units”). The proceeds of these issuances, if any, have ultimately been contributed to the Company as additional capital contributions.

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of March 31, 2013, the aggregate accrued yield on the outstanding Preferred Units was $807.8 million, which is recorded at Holdings.

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

The terms of the Founders Units are the same as the Common Units except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. Founders Units are owned upon issuance. Vested Founders Units can be repurchased by or sold to Holdings at fair market value while unvested Founders Units (and vested Founders Units upon termination for “cause”) are subject to repurchase at the lower of original cost or fair market value. The Founders Units are only available to Management Investors.

The Class B Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated in accordance with the provisions of the Holdings’ Securityholders Agreement, subject to certain adjustments. The Class B Incentive Units are only available to Management Investors.

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense	$0.2	$0.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) 2013 Equity Activity

Purchase of Equity Units

As part of the new employment arrangement with Manuel Brocke-Benz (see Note 12), on March 29, 2013, Holdings and Mr. Brocke-Benz entered into a Management Unit Purchase Agreement (the “Purchase Agreement”), pursuant to which Mr. Brocke-Benz purchased 54,285 additional Founders Units.

The grant date fair value of the Founders Units purchased by Mr. Brocke-Benz was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Founders Units were three years, 26% and 0.36%, respectively, and the model also incorporated an assumption of a 17.1% discount for lack of marketability. The aggregate grant date fair value of these Founders Units was estimated to be $0.1 million which will be recognized as compensation expense over the applicable four-year vesting period.

Grant of Class A Incentive Units

During the first quarter of 2013, the Company adopted a management incentive equity program for the 2013 calendar year (the “Incentive Program”) pursuant to which certain eligible Management Investors were given the opportunity to elect to receive grants of Class A Incentive Units. On March 29, 2013, Holdings entered into agreements to grant 365,004 Class A Incentive Units to certain Management Investors.

The number of Class A Incentive Units granted to each Management Investor was based on the level at which each Management Investor could have received as a cash bonus under the Incentive Program. The number of Class A Incentive Units that ultimately vest will depend on the achievement by the Company of certain performance metrics for fiscal year 2013 (the “Measurement Period”), which metrics are generally based on the Company’s and/or its subsidiaries’ internal EBITDA performance and other financial and non-financial performance measures applicable to Management Investors (see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Performance–Based Cash Incentive Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2012). Following the Company’s filing of its annual audited consolidated financial statements for the Measurement Period, the Company’s Board of Directors will determine the extent to which the performance metrics have been met and the number of Class A Incentive Units, if any, that each Management Investor will retain and/or forfeit based thereon (the “Determination Date”).

Class A Incentive Units are also subject to time-based vesting which provides for 100% vesting on December 31, 2015, subject to the Management Investor’s continued employment by Holdings, the Company or any of their respective subsidiaries and the Management Investor’s continued employment in an Eligible Role (as defined in the underlying grant agreements) during the entire Measurement Period. Outstanding Class A Incentive Units will automatically vest upon a sale of the Company (as defined in the underlying grant agreements). If a Management Investor ceases to be employed by Holdings, the Company or any of their respective subsidiaries for any reason other than for a termination without cause, all unvested Class A Incentive Units will be automatically forfeited and all vested Class A Incentive Units are subject to repurchase at the option of Holdings and certain other affiliates. The repurchase price per vested Class A Incentive Unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the holder. If the Management Investor is terminated without cause after the Determination Date and prior to December 31, 2015, then all of the Management Investor’s outstanding Class A Incentive Units will vest upon such termination and will not be subject to the repurchase option.

The grant date fair value of the Class A Incentive Units was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Class A Incentive Units were three years, 26% and 0.36%, respectively, and the model also incorporated an assumption of a 17.1% discount for lack of marketability. The aggregate grant date fair value of the Class A Incentive Units was estimated to be a $0.4 million for which the portion that is probable of achievement is expected to be recognized over a period of three years. The Company did not recognize any stock-based compensation associated with the Class A Incentive Units in the three months ended March 31, 2013.

Classification

The equity units purchased by Management Investors are subject to a repurchase obligation as a result of a put option that is outside of our control. We therefore classify these equity units outside of permanent equity on our condensed consolidated balance sheet with a carrying value that reflects the aggregate amount that would be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. The Class A Incentive Units and Class B Incentive Units are not subject to a repurchase obligation that is outside of our control and, accordingly, are classified within permanent equity.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2012	$41.4
Reclassifications from permanent equity, net	1.4
Reclassifications to accrued expenses upon notification of redemption	(0.7)

Balance at March 31, 2013	$42.1

As of March 31, 2013 and December 31, 2012, $0.8 million and $2.2 million, respectively, was included within accrued expenses in the accompanying balance sheet relating to the committed repurchase of units by Holdings.

(9) Income Taxes

(a) Income Tax Provision

The following table presents income (loss) before income taxes and income tax provision for each of the reporting periods (in millions):

	Three Months Ended March 31,
	2013	2012
Income (loss) before income taxes	$36.9	$(0.5)
Income tax provision	(14.8)	(1.0)

The tax provision recognized during the three months ended March 31, 2013, is primarily the result of taxes on operating profits in our foreign operations and from domestic income, primarily attributable to our recognition of significant net exchange gains as well as from an increase in valuation allowances.

The tax provision recognized during the three months ended March 31, 2012, was primarily the result of taxes on operating profits in our foreign operations, partially offset by domestic net operating losses, including the recognition of significant net exchange losses and interest expense, as well as from an increase in certain valuation allowances.

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

During the three months ended March 31, 2013, the Company’s reserve for unrecognized tax benefits increased by $3.2 million primarily as a result of tax positions we expect to take across various jurisdictions in 2013.

While it is reasonably possible that the amount of unrecognized tax benefits ($49.7 million, exclusive of interest and penalties, as of March 31, 2013) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(10) Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, foreign currency forward contracts and investments held by certain pension plans we sponsor.

Our financial instruments, other than our trade accounts receivable and accounts payable, are spread across a number of large financial institutions whose credit ratings we monitor and believe do not currently carry a material risk of non-performance. Certain of our financial instruments, including our foreign currency forward contracts, contain off-balance-sheet risk.

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

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,467.6	$1,467.2	$1,475.7	$1,481.3
7.25% Senior Notes	750.0	795.5	750.0	788.9
Senior Subordinated Notes	521.3	521.2	526.5	529.2

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements.

(c) Derivative Instruments and Hedging Activities

Borrowings under our Senior Secured Credit Facility bear interest at variable rates, while our 7.25% Senior Notes and Senior Subordinated Notes bear interest at fixed rates. Prior to December 31, 2012, the Company managed its exposure to changes in market interest rates by entering into interest rate swaps. The Company was a party to two interest rate swaps in 2012, which were not designated as hedging instruments in 2012. Changes in the fair value of the swaps were recognized as a component of interest expense. As of December 31, 2012, the Company was no longer a party to any interest rate swap arrangements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. The notional value of these outstanding foreign currency forward contracts was $124.2 million, and the fair value of the contracts was immaterial, as of March 31, 2013.

Tabular Disclosures

The following table presents the classifications and amounts of gains or losses recognized for our material derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
		Three Months Ended
	Classification in	March 31,
	Statements of Operations	2013	2012
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$—	$(3.5)
Interest rate swap arrangements — unrealized	Interest expense	—	2.1

Total		$—	$(1.4)

(11) Comprehensive Income or Loss

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended March 31,
	2013	2012
Derivative instruments:
Provision arising during the period	$(0.7)	$—
Reclassification of benefit into earnings	—	(0.4)
Defined benefit plans:
Reclassification of benefit into earnings	(0.2)	(0.1)

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

				Accumulated
	Foreign			Other
	Currency	Derivative	Defined	Comprehensive
	Translation	Instruments	Benefit Plans	Income (Loss)
Balance at December 31, 2012	$(27.3)	$(1.3)	$(20.8)	$(49.4)
Net unrealized (loss) gain arising during the period	(47.0)	1.8	—	(45.2)
Reclassification of (gain) loss into earnings	—	(0.4)	0.3	(0.1)

Balance at March 31, 2013	$(74.3)	$0.1	$(20.5)	$(94.7)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents details about reclassifications out of accumulated other comprehensive income or loss by component (in millions):

	Three Months Ended March 31, 2013
	Amounts Reclassified from
Details about Accumulated Other Comprehensive Income or Loss Components	Accumulated Other Comprehensive Income (Loss)	Affected Line Item in Statement of Operations
Derivative instruments:
Foreign currency forward contracts	$(0.3)	Interest expense
Foreign currency forward contracts	(0.4)	Loss on extinguishment of long-term debt
Foreign currency forward contracts	1.1	Cost of goods sold

	0.4	Total before tax
	—	Tax (expense) benefit

	$0.4	Net of tax

Defined benefit pensions:
Net actuarial loss	$(0.5)	Selling, general and administrative expenses (Note 7)

	(0.5)	Total before tax
	0.2	Tax (expense) benefit

	$(0.3)	Net of tax

Total reclassifications for the period	$0.1	Net of tax

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA. The purpose of the investigation is to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. We submitted information to the GFCO in response to its initial request. During 2007, the GFCO requested additional information, which we provided. In December 2007, Merck KGaA received a letter from the GFCO, which asserted that the aforementioned agreement is contrary to applicable competition regulations in Germany. In February 2008, we submitted a response to the GFCO. In June 2008, the GFCO requested additional information, which we provided. In May 2009, we and Merck KGaA received a letter from the GFCO, which again asserted that the aforementioned agreement is contrary to applicable competitive regulations in Germany. Following our response to these assertions, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but lifted the suspension with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO indicated that it had opened a new investigation with regard to the European Distribution Agreement. In May 2011, the GFCO issued its decision ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. Merck KGaA appealed this decision to the competent German appellate court, and in December 2011, Merck KGaA’s appeal was denied. In February 2012, Merck KGaA appealed this decision to the German Federal Court of Justice. At March 31, 2013, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $9.1 million. The outcome of the appeal of the GFCO’s initial decision or any subsequent investigation is uncertain. We do not believe an adverse ruling in either case would result in a material adverse effect on our business, financial condition or results of operations.

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

(b) Employment Agreements

On April 3, 2013, the Company entered into a new employment arrangement with Manuel Brocke-Benz, its President and Chief Executive Officer, replacing his existing employment letters. Pursuant to the terms of his new employment agreement, Mr. Brocke-Benz will receive a per annum base salary of $800,000 and an annual target base bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. If Mr. Brocke-Benz is terminated without cause or if he resigns for good reason (as defined), he will be entitled to (i) two times the sum of his base salary plus his target bonus for the year in which such termination or resignation occurs and (ii) continued health benefits for the 18-month period following termination or resignation.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(13) Segment Financial Information

We report financial results on the basis of the following three business segments: Americas, Europe and Science Education. The Company’s segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic areas.

There have been no changes in the composition of our three reportable segments included in Note 17 — “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2012, except for a descriptive change from “North American Lab” and “European Lab,” used previously, to the Americas and Europe, respectively, as used herein. The descriptive change to our Americas segment reflects our recent expansion into Central and South America.

The following table presents selected segment financial information (in millions):

	Three Months Ended March 31,
	2013	2012
Net sales:
Americas	$580.9	$597.9
Europe	426.8	413.7
Science Education	16.6	21.7

Total	$1,024.3	$1,033.3

Operating income (loss):
Americas	$24.9	$36.9
Europe	41.8	38.6
Science Education	(3.2)	(4.6)

Total	63.5	70.9
Interest income	0.4	1.3
Interest expense	(48.0)	(49.6)
Other income (expense), net	23.0	(23.1)
Loss on extinguishment of long-term debt	(2.0)	—

Income (loss) before income taxes	$36.9	$(0.5)

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$1.8	$12.8	$129.0	$—	$143.6
Compensating cash balance	—	—	21.0	—	21.0
Trade accounts receivable, net	—	—	622.6	—	622.6
Inventories	—	152.4	185.2	—	337.6
Other current assets	4.0	25.9	72.3	—	102.2
Intercompany receivables	49.0	393.4	10.2	(452.6)	—

Total current assets	54.8	584.5	1,040.3	(452.6)	1,227.0
Property and equipment, net	—	114.6	124.8	—	239.4
Goodwill	—	924.6	930.8	—	1,855.4
Other intangible assets, net	—	997.8	746.2	—	1,744.0
Deferred income taxes	175.8	—	12.5	(175.8)	12.5
Investment in subsidiaries	2,762.3	1,770.5	—	(4,532.8)	—
Other assets	26.5	47.5	7.9	—	81.9
Intercompany loans	1,019.2	74.3	230.5	(1,324.0)	—

Total assets	$4,038.6	$4,513.8	$3,093.0	$(6,485.2)	$5,160.2

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$149.3	$0.1	$37.3	$—	$186.7
Accounts payable	—	231.0	216.9	—	447.9
Accrued expenses	20.0	56.2	118.0	—	194.2
Intercompany payables	3.6	20.1	428.9	(452.6)	—

Total current liabilities	172.9	307.4	801.1	(452.6)	828.8
Long-term debt and capital lease obligations	2,589.5	1.8	128.3	—	2,719.6
Other long-term liabilities	0.4	53.1	110.4	—	163.9
Deferred income taxes	—	399.5	213.7	(175.8)	437.4
Intercompany loans	265.3	990.5	68.2	(1,324.0)	—

Total liabilities	3,028.1	1,752.3	1,321.7	(1,952.4)	4,149.7
Redeemable equity units	42.1	—	—	—	42.1
Total stockholders’ equity	968.4	2,761.5	1,771.3	(4,532.8)	968.4

Total liabilities, redeemable equity units and stockholders’ equity	$4,038.6	$4,513.8	$3,093.0	$(6,485.2)	$5,160.2

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$506.8	$529.9	$(12.4)	$1,024.3
Cost of goods sold	—	379.8	359.4	(12.4)	726.8

Gross profit	—	127.0	170.5	—	297.5
Selling, general and administrative expenses	0.9	113.1	136.0	(16.0)	234.0

Operating (loss) income	(0.9)	13.9	34.5	16.0	63.5
Interest expense, net of interest income	(37.1)	(7.0)	(3.5)	—	(47.6)
Other income (expense), net	25.6	10.2	3.2	(16.0)	23.0
Loss on extinguishment of long-term debt	(2.0)	—	—	—	(2.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(14.4)	17.1	34.2	—	36.9
Income tax benefit (provision)	4.9	(8.9)	(10.8)	—	(14.8)
Equity in earnings of subsidiaries, net of tax	31.6	23.4	—	(55.0)	—

Net income	$22.1	$31.6	$23.4	$(55.0)	$22.1

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$519.5	$520.9	$(7.1)	$1,033.3
Cost of goods sold	—	382.6	355.3	(7.1)	730.8

Gross profit	—	136.9	165.6	—	302.5
Selling, general and administrative expenses	0.5	119.4	127.1	(15.4)	231.6

Operating (loss) income	(0.5)	17.5	38.5	15.4	70.9
Interest expense, net of interest income	(37.2)	(8.9)	(2.2)	—	(48.3)
Other income (expense), net	(25.5)	1.9	15.9	(15.4)	(23.1)

(Loss) income before income taxes and equity in earnings of subsidiaries	(63.2)	10.5	52.2	—	(0.5)
Income tax benefit (provision)	20.4	(6.1)	(15.3)	—	(1.0)
Equity in earnings of subsidiaries, net of tax	41.3	36.9	—	(78.2)	—

Net (loss) income	$(1.5)	$41.3	$36.9	$(78.2)	$(1.5)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended March 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net income	$22.1	$31.6	$23.4	$(55.0)	$22.1
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(47.0)	(47.0)	(47.0)	94.0	(47.0)
Derivative instruments:
Net unrealized gain arising during the period	1.8	1.8	1.8	(3.6)	1.8
Reclassification of gains into earnings	(0.4)	(0.8)	(0.8)	1.6	(0.4)
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.3	0.3	0.3	(0.6)	0.3

Other comprehensive loss	(45.3)	(45.7)	(45.7)	91.4	(45.3)

Comprehensive loss	$(23.2)	$(14.1)	$(22.3)	$36.4	$(23.2)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net (loss) income	$(1.5)	$41.3	$36.9	$(78.2)	$(1.5)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	51.6	51.6	51.6	(103.2)	51.6
Derivative instruments:
Reclassification of losses into earnings	0.6	0.1	0.1	(0.2)	0.6
Defined benefit plans:
Reclassification of actuarial loss into earnings	0.2	0.2	0.2	(0.4)	0.2

Other comprehensive income	52.4	51.9	51.9	(103.8)	52.4

Comprehensive income	$50.9	$93.2	$88.8	$(182.0)	$50.9

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(41.6)	$12.0	$50.1	$—	$20.5

Cash flows from investing activities:
Intercompany investing transactions	30.1	35.2	—	(65.3)	—
Acquisitions of businesses	—	—	(2.3)	—	(2.3)
Capital expenditures	—	(4.4)	(13.2)	—	(17.6)

Net cash provided by (used in) investing activities	30.1	30.8	(15.5)	(65.3)	(19.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(30.1)	(35.2)	65.3	—
Proceeds from debt	124.2	—	14.9	—	139.1
Repayment of debt	(107.8)	—	(17.6)	—	(125.4)
Other financing activities, net	(4.3)	(3.2)	(0.2)	—	(7.7)

Net cash provided by (used in) financing activities	12.1	(33.3)	(38.1)	65.3	6.0

Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)

Net increase (decrease) in cash and cash equivalents	0.6	9.5	(6.3)	—	3.8
Cash and cash equivalents beginning of period	1.2	3.3	135.3	—	139.8

Cash and cash equivalents end of period	$1.8	$12.8	$129.0	$—	$143.6

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(57.7)	$30.3	$47.0	$—	$19.6

Cash flows from investing activities:
Intercompany investing transactions	6.6	(1.6)	—	(5.0)	—
Acquisitions of businesses	—	—	(2.6)	—	(2.6)
Capital expenditures	—	(9.2)	(3.6)	—	(12.8)

Net cash provided by (used in) investing activities	6.6	(10.8)	(6.2)	(5.0)	(15.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(6.6)	1.6	5.0	—
Proceeds from debt	29.3	—	11.0	—	40.3
Repayment of debt	(32.8)	(0.1)	(30.3)	—	(63.2)
Other financing activities, net	54.6	(6.0)	(54.3)	—	(5.7)

Net cash provided by (used in) financing activities	51.1	(12.7)	(72.0)	5.0	(28.6)

Effect of exchange rate changes on cash	—	—	2.8	—	2.8

Net increase (decrease) in cash and cash equivalents	—	6.8	(28.4)	—	(21.6)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$—	$37.0	$106.0	$—	$143.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should understand that the following important factors, in addition to those discussed in Item 1A — “Risk Factors” and elsewhere in our most recently filed Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 — “Financial Statements” in this Quarterly Report on Form 10-Q.

Overview

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

We report financial results on the basis of the following three business segments: the Americas, Europe and Science Education. Both the Americas and Europe segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations. Science Education is engaged in the assembly, manufacture and distribution of scientific supplies and specialized kits, principally to academic institutions, including primary and secondary schools, colleges and universities. Our operations in the Asia Pacific region (“Asia Pacific”) are engaged in regional commercial sales and also support our Americas, Europe and Science Education businesses. The results of our operations in the Asia Pacific region, which are not material, are included in our Americas segment.

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
Net sales	$1,024.3	$1,033.3	$(9.0)	(0.9)%
Operating income	63.5	70.9	(7.4)	(10.4)%
Net income (loss)	22.1	(1.5)	23.6	1,573.3%

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•	acquisitions of certain businesses in our Americas and Europe segments, causing our reported growth to be greater than comparable growth or causing our reported declines to be lesser than comparable declines;

•	foreign currency translation, including our recognition of net unrealized translation gains and losses on certain portions of our debt;

•	a reduction in the number of billing days during the first quarter of 2013, as compared to the comparable period in 2012; and

•	our recognition of a loss on extinguishment of long-term debt in the first quarter of 2013 resulting from a refinancing of previously non-extended term loans under our Senior Secured Credit Facility.

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

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes which are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign and CR Lab have been included in our Americas segment and the results of VITRUM, Lab3, Labonord and Switch have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Results of Operations

Net Sales

The following table presents net sales and net sales changes by segment for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
Americas	$580.9	$597.9	$(17.0)	(2.8)%
Europe	426.8	413.7	13.1	3.2%
Science Education	16.6	21.7	(5.1)	(23.5)%

Total	$1,024.3	$1,033.3	$(9.0)	(0.9)%

Net sales for the three months ended March 31, 2013, decreased $9.0 million or 0.9% compared to the prior period. Changes in foreign currency exchange rates caused net sales to increase by approximately $1.9 million for the three months ended March 31, 2013. Acquisitions caused net sales to increase by approximately $31.8 million for the three months ended March 31, 2013. Accordingly, net sales from comparable operations for the three months ended March 31, 2013, decreased approximately $42.7 million or 4.1% compared to the prior period. During the 2013 period, we experienced a decline in the number of billing days across all of our operating units, negatively impacting our net sales performance on a year-over-year basis by approximately three percentage points.

Net sales in our Americas segment for the three months ended March 31, 2013, decreased $17.0 million or 2.8% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $8.7 million for the three months ended March 31, 2013. Accordingly, net sales from comparable operations for the three months ended March 31, 2013, decreased approximately $25.7 million or 4.3% compared to the prior period. Net sales in our Americas segment were negatively impacted during the 2013 period by approximately three percentage points as a result of a decline of two billing days. Net sales of consumable products (including chemicals) decreased by low-to-mid single-digit rates while net sales of capital goods (including equipment, instruments and furniture) increased by low single-digit rates. Net sales to pharmaceutical (including biotechnology) and education customers and governmental entities decreased by low-to-mid single-digit rates while net sales to industrial and other customers increased by low single-digit rates.

Net sales in our Europe segment for the three months ended March 31, 2013, increased $13.1 million or 3.2% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $25.0 million. Accordingly, net sales from comparable operations for the three months ended March 31, 2013, decreased approximately $11.9 million or 2.9% compared to the prior period. Net sales in our Europe segment were negatively impacted during the 2013 period by approximately three and one half percentage points as a result of an average decline of between two and three billing days across our European operating units. Net sales of consumable products (including chemicals) decreased by low single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by high single-digit rates. Net sales to pharmaceutical (including biotechnology) customers decreased by low single-digit rates and net sales to governmental entities and education customers decreased by mid-to-high single-digit rates, while net sales to industrial and other customers were relatively flat.

Net sales in our Science Education segment for the three months ended March 31, 2013, decreased $5.1 million or 23.5% compared to the prior period. This decrease is primarily due to reductions in sales volume in our core science supplies businesses and our publisher kitting business and further due to the divestiture of our primary retail product line in July 2012. In addition, net sales in our Science Education segment were negatively impacted during the 2013 period by approximately three percentage points as a result of a decline of two billing days. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Gross profit	$297.5	$302.5
Percentage of net sales (gross margin)	29.0%	29.3%

Gross profit for the three months ended March 31, 2013, decreased $5.0 million or 1.7% compared to the prior period. Changes in foreign currency exchange rates caused gross profit to increase by approximately $0.8 million for the three months ended March 31, 2013. Acquisitions caused gross profit to increase by approximately $10.0 million for the three months ended March 31, 2013. Accordingly, gross profit from comparable operations for the three months ended March 31, 2013, decreased approximately $15.8 million or 5.2% compared to the prior period, generally reflecting a decline of two billing days and slightly lower sales volume in 2013.

Consolidated gross margin for the three months ended March 31, 2013, decreased 30 basis points to 29.0% compared to the prior period. A more favorable product and customer sales mix in our Europe and Science Education segments during 2013 was more than offset by unfavorable product sales mix in our Americas segment and, more globally, an increasingly competitive pricing environment.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
SG&A expenses	$234.0	$231.6
Percentage of net sales	22.8%	22.4%

SG&A expenses for the three months ended March 31, 2013, increased $2.4 million or 1.0% compared to the prior period. Changes in foreign currency exchange rates caused SG&A expenses to increase by approximately $0.8 million for the three months ended March 31, 2013. Acquisitions caused SG&A expenses to increase by approximately $8.9 million for the three months ended March 31, 2013. Accordingly, SG&A expenses from comparable operations for the three months ended March 31, 2013, decreased approximately $7.3 million or 3.2% compared to the prior period. The decrease in comparable SG&A expenses in 2013 was primarily attributable to lower personnel costs, including lower expenses associated with cost reduction initiatives across all our reportable segments implemented in 2012, and increasingly favorable logistical efficiencies, partially offset by higher severance charges associated with an executive departure.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by segment for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
Americas	$24.9	$36.9	$(12.0)	(32.5)%
Europe	41.8	38.6	3.2	8.3%
Science Education	(3.2)	(4.6)	1.4	30.4%

Total	$63.5	$70.9	$(7.4)	(10.4)%

Operating income for the three months ended March 31, 2013, decreased $7.4 million or 10.4% compared to the prior period. Changes in foreign currency exchange rates did not have any measurable impact on operating income for the three months ended March 31, 2013. Acquisitions caused operating income to increase approximately $1.1 million for the three months ended March 31, 2013. Accordingly, operating income from comparable operations for the three months ended March 31, 2013, decreased approximately $8.5 million or 12.0% compared to the prior period. The decrease in comparable operating income was primarily attributable to lower gross profit.

Operating income in our Americas segment for the three months ended March 31, 2013, decreased $12.0 million or 32.5% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $0.3 million for the three months ended March 31, 2013. Accordingly, operating income from comparable operations for the three months ended March 31, 2013, decreased approximately $11.7 million or 31.7% compared to the prior period. The decrease in operating income from comparable operations for the three months ended March 31, 2013, resulted from a decrease in gross profit of approximately $13.5 million, primarily due to less billing days and slightly lower sales volume, partially offset by a decrease in SG&A expenses of approximately $1.8 million, primarily due to lower personnel costs.

Operating income in our Europe segment for the three months ended March 31, 2013, increased $3.2 million or 8.3% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $1.4 million for the three months ended March 31, 2013. Accordingly, operating income from comparable operations for the three months ended March 31, 2013, increased approximately $1.8 million or 4.7% compared to the prior period. The increase in operating income from comparable operations for the three months ended March 31, 2013, resulted from a decrease in SG&A expenses of approximately $2.8 million, largely attributable to lower personnel costs, partially offset by a decrease in gross profit of approximately $1.0 million, primarily due to less billing days.

Operating loss in our Science Education segment for the three months ended March 31, 2013, decreased $1.4 million compared to the prior period. The decrease in operating loss for the three months ended March 31, 2013, primarily resulted from decreases in SG&A expenses of $2.7 million, primarily due to recently implemented cost reduction initiatives, partially offset by a decrease in gross profit of $1.3 million due to lower sales volume and less billing days.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was $47.6 million and $48.3 million during the three months ended March 31, 2013 and 2012, respectively.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of unrealized foreign currency exchange gains and losses. We recognized net exchange gains of $23.0 million for the three months ended March 31, 2013, and net exchange losses of $23.1 million for the three months ended March 31, 2012.

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the Euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the Euro.

Loss on Extinguishment of Long-Term Debt

On January 31, 2013, we completed an amendment of our Senior Secured Credit Facility (the “Incremental Amendment”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured Euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term Loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million were deferred and are being recognized as expense over the term of maturity. In connection with this transaction, the Company recognized a loss on the extinguishment of long-term debt during the first quarter of 2013 of $2.0 million representing the write-off of unamortized deferred financing costs associated with the non-extended term loans.

We did not recognize any extinguishment gains or losses in the three months ended March 31, 2012.

Income Taxes

For the three months ended March 31, 2013 and 2012, our income tax provision was $14.8 million and $1.0 million, respectively.

The tax provision recognized during the three months ended March 31, 2013, is primarily the result of taxes on operating profits in our foreign operations and from domestic income, primarily attributable to our recognition of significant net exchange gains as well as from an increase in valuation allowances.

The tax provision recognized during the three months ended March 31, 2012, was primarily the result of taxes on operating profits in our foreign operations, partially offset by domestic net operating losses, including the recognition of significant net exchange losses and interest expense, as well as from an increase in certain valuation allowances.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results.

See Note 10(a) in Item 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate.

Liquidity and Capital Resources

Beginning in the fall of 2011, we took a number of actions to address the pending maturity dates on our indebtedness and to take advantage of strong debt markets. Those actions have included entering into the A/R Facility, amending and extending the maturity of our Senior Secured Credit Facility, refinancing our 10.25% senior notes due in 2015 with 7.25% senior notes due in 2017 and satisfying our obligations under interest rate swaps that became effective in June 2007. To date, these efforts have extended the weighted average maturity profile on our debt to March 2017 and lowered our annualized interest expense by approximately $11 million. We continue to monitor the capital markets for financing opportunities.

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

As of March 31, 2013, we had $143.6 million of cash and cash equivalents on hand and our compensating cash balance was $21.0 million. We had $2,906.3 million of outstanding indebtedness as of March 31, 2013, comprised of $1,467.6 million of indebtedness under our Senior Secured Credit Facility, $750.0 million of 7.25% Senior Notes, $521.3 million of 10.75% Senior Subordinated Notes, $114.3 million under our A/R Facility, $21.0 million of compensating cash indebtedness and $32.1 million of other indebtedness.

We had aggregate unused availability of $143.5 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of March 31, 2013. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three months ended March 31, 2013, were $255.3 million. Periodically, our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of March 31, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of March 31, 2013, $121.7 million of our $143.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at 105.375% of their aggregate principal amount. This redemption price will be reduced to 102.6875% and 100% of their aggregate principal amount beginning on June 30, 2013 and 2014, respectively. We continually monitor the capital markets to determine whether the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature during 2016 and 2017, although our A/R Facility terminates on November 4, 2014, unless extended. We currently anticipate that we will extend the maturity date on our A/R Facility prior to its termination. We currently intend to reduce our debt to earnings ratio in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.

On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey. On April 4, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom. Prolab and Basan UK, collectively, have annual net sales of approximately $16 million.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities, excluding working capital changes	$37.0	$40.1
Cash flows from working capital changes, net	(16.5)	(20.5)

Cash flows from operating activities	$20.5	$19.6

Net cash provided by operating activities was $20.5 million and $19.6 million during the three months ended March 31, 2013 and 2012, respectively. The increase in operating cash flows was primarily attributable to comparatively lower cash paid for interest and incentive compensation in the 2013 period. We paid cash interest of $49.7 million and $65.7 million during the three months ended March 31, 2013 and 2012, respectively. Cash interest was lower in the 2013 period primarily as a result of timing of certain payments and due to the maturity of our interest rate swap arrangements in 2012.

Cash flows from working capital components improved $4.0 million to a use of cash of $16.5 million in the 2013 period from a use of cash of $20.5 million in the 2012 period. The net improvement in working capital cash flows was influenced by comparatively higher cash flows from trade accounts payable and accrued expenses and other liabilities, substantially offset by comparatively lower cash flows from inventories, trade accounts receivable and other assets.

Cash flows from trade accounts payable improved to a source of cash of $45.3 million in the 2013 period from a source of cash of $12.8 million in the 2012 primarily influenced by the timing of inventory purchases, specifically from higher sequential purchases of goods in the 2013 period. Cash flows from accrued expenses and other long-term liabilities improved to a use of cash of $1.7 million in the 2013 period from a use of cash of $25.2 million in the 2012 period, primarily due to $16.0 million in lower cash interest and further due to lower payments associated with our performance-based cash incentive compensation programs in the 2013 period. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable and accrued expenses from period to period.

Cash flows from inventories changed to a use of cash of $12.3 million in the 2013 period from a source of cash of $13.3 million in the 2012 period primarily due to the expansion of inventories, including private label products, in the 2013 period and generally reflecting our expectation of improving sales performance in the remainder of 2013. Cash flows from trade accounts receivable changed to a use of cash of $37.0 million in the 2013 period from a use of cash of $22.6 million in the 2012 period. This use of cash in the 2013 period was primarily attributable to timing of sales, specifically from heightened sales in the latter part of the 2013 period.

Investing Activities

Net cash used in investing activities was $19.9 million and $15.4 million during the three months ended March 31, 2013 and 2012, respectively. The change in investing cash flows from period to period was primarily due to the timing of capital expenditures. We anticipate approximately $40 million of capital expenditures in 2013.

Financing Activities

Net cash provided by (used in) financing activities was $6.0 million and $(28.6) million during the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities for the 2013 period was primarily attributable to net proceeds drawn under our multi-currency revolving loan facility. Cash used in financing activities for the 2012 period was primarily attributable to net repayments of principal under our A/R Facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Commitments and Contingencies

Refer to Note 15 in Item 8 — “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2012, and Note 12 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of the Company’s critical accounting policies.

New Accounting Standards

See Note 2 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2012, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2013.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings and matters, see Note 12 in Item 1 — “Financial Statements” in this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, that could affect our business, results of operations and financial condition.

Item 6.	Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1	Form of 2013 Incentive Program Unit Grant Agreement	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2013

10.2	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2013

10.3	Management Unit Purchase Agreement, dated March 29, 2013, between Varietal Distribution Holdings, LLC and Manuel Brocke-Benz	Previously filed as Exhibit 10.3 to Current Report on Form 8-K on April 4, 2013

10.4	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, and Conduit Purchaser	Filed herewith

10.5	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 1, 2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Theresa A. Balog
Name: Theresa A. Balog
Title: Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Date: May 15, 2013

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

10.1	Form of 2013 Incentive Program Unit Grant Agreement	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2013

10.2	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2013

10.3	Management Unit Purchase Agreement, dated March 29, 2013, between Varietal Distribution Holdings, LLC and Manuel Brocke-Benz	Previously filed as Exhibit 10.3 to Current Report on Form 8-K on April 4, 2013

10.4	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, and Conduit Purchaser	Filed herewith

10.5	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 1, 2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith