Form 10-Q
period 2013-06-30
VWR Funding, Inc.
filed 2013-08-09
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of June 30, 2013, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 9, 2013, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$148.3	$139.8
Compensating cash balance	23.0	246.9
Trade accounts receivable, less reserves of $14.9 and $14.4, respectively	606.0	596.9
Other receivables	56.2	61.8
Inventories	350.7	330.0
Other current assets	48.2	35.9

Total current assets	1,232.4	1,411.3
Property and equipment, net	239.2	234.1
Goodwill	1,866.8	1,877.4
Other intangible assets, net	1,728.2	1,787.2
Deferred income taxes	9.7	11.8
Other assets	81.5	80.2

Total assets	$5,157.8	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$138.8	$393.5
Accounts payable	452.2	412.4
Accrued expenses	214.0	202.1

Total current liabilities	805.0	1,008.0
Long-term debt and capital lease obligations	2,733.1	2,755.1
Other long-term liabilities	168.6	163.6
Deferred income taxes	436.4	441.3

Total liabilities	4,143.1	4,368.0
Redeemable equity units	40.3	41.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,354.8	1,356.7
Accumulated deficit	(296.2)	(314.7)
Accumulated other comprehensive loss	(84.2)	(49.4)

Total stockholders’ equity	974.4	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$5,157.8	$5,402.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$1,049.0	$1,022.8	$2,073.3	$2,056.1
Cost of goods sold	753.4	731.1	1,480.2	1,461.9

Gross profit	295.6	291.7	593.1	594.2
Selling, general and administrative expenses	232.0	228.0	466.0	459.6

Operating income	63.6	63.7	127.1	134.6
Interest income	0.4	—	0.8	1.3
Interest expense	(47.8)	(49.2)	(95.8)	(98.8)
Other income (expense), net	(15.9)	43.0	7.1	19.9
Loss on extinguishment of long-term debt	—	—	(2.0)	—

Income before income taxes	0.3	57.5	37.2	57.0
Income tax provision	(3.9)	(22.9)	(18.7)	(23.9)

Net (loss) income	$(3.6)	$34.6	$18.5	$33.1

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(3.6)	$34.6	$18.5	$33.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	9.6	(83.9)	(37.4)	(32.3)
Derivative instruments:
Net unrealized gain arising during the period	1.7	0.1	3.5	0.1
Reclassification of (gains) losses into earnings	(1.2)	0.4	(1.6)	1.0
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.4	0.2	0.7	0.4

Other comprehensive income (loss)	10.5	(83.2)	(34.8)	(30.8)

Comprehensive income (loss)	$6.9	$(48.6)	$(16.3)	$2.3

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Six Months Ended June 30, 2013

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2012	1,000	$—	$1,356.7	$(314.7)	$(49.4)	$992.6
Capital contributions from parent	—	—	0.3	—	—	0.3
Share-based compensation expense associated with our parent company equity plan	—	—	0.3	—	—	0.3
Reclassifications of redeemable equity units	—	—	(2.5)	—	—	(2.5)
Net income	—	—	—	18.5	—	18.5
Other comprehensive loss	—	—	—	—	(34.8)	(34.8)

Balance at June 30, 2013	1,000	$—	$1,354.8	$(296.2)	$(84.2)	$974.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$18.5	$33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.8	60.3
Net unrealized translation gain	(7.6)	(21.6)
Net unrealized gain on interest rate swaps	—	(5.5)
Share-based compensation expense	0.3	0.5
Amortization of debt issuance costs	3.8	5.2
Deferred income tax (benefit) provision	(7.0)	1.1
Loss on extinguishment of long-term debt	2.0	—
Other, net	0.8	2.5
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(20.5)	(44.8)
Inventories	(26.2)	(11.4)
Other current and non-current assets	(11.6)	(0.7)
Accounts payable	50.1	(13.2)
Accrued expenses and other liabilities	27.3	8.8

Net cash provided by operating activities	93.7	14.3

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(9.1)	(44.5)
Capital expenditures	(25.2)	(29.0)

Net cash used in investing activities	(34.3)	(73.5)

Cash flows from financing activities:
Proceeds from debt	195.0	202.5
Repayment of debt	(229.6)	(170.0)
Net change in bank overdrafts	(229.6)	(60.8)
Net change in compensating cash balance	223.9	81.6
Proceeds from equity incentive plans	0.3	0.2
Debt issuance costs	(2.3)	(5.0)
Repurchase of redeemable equity units	(5.1)	(4.0)

Net cash (used in) provided by financing activities	(47.4)	44.5

Effect of exchange rate changes on cash	(3.5)	(1.3)

Net increase (decrease) in cash and cash equivalents	8.5	(16.0)
Cash and cash equivalents beginning of period	139.8	164.6

Cash and cash equivalents end of period	$148.3	$148.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$81.6	$80.9
Cash paid for income taxes, net	$15.6	$13.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Nature of Operations and Basis of Presentation

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial information presented herein reflects all adjustments (consisting only of normal-recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Presentation of Liabilities for Unrecognized Tax Benefits

In July 2013, the FASB issued new guidance requiring an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption and retrospective adoption are permitted. We are currently evaluating this guidance and believe adoption will have no impact on the Company’s results of operations and an immaterial impact on our financial position.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by reportable segment (in millions):

	Americas	Europe	Science Education	Total

Balance at December 31, 2012	$1,032.1	$845.3	$—	$1,877.4
Acquisitions (Note 4)	4.7	6.5	—	11.2
Currency translation	(6.4)	(15.9)	—	(22.3)
Other	0.2	0.3	—	0.5

Balance at June 30, 2013	$1,030.6	$836.2	$—	$1,866.8

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

Americas	$1,126.1	$95.5	$1,030.6	$1,127.6	$95.5	$1,032.1
Europe	836.2	—	836.2	845.3	—	845.3
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,062.1	$195.3	$1,866.8	$2,072.7	$195.3	$1,877.4

The following table presents the components of other intangible assets (in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships:
Americas	$825.5	$239.8	$585.7	$831.4	$218.8	$612.6
Europe	498.9	148.3	350.6	503.9	136.9	367.0
Science Education	131.0	39.3	91.7	131.0	36.0	95.0
Chemical supply agreement	51.9	44.5	7.4	52.8	41.5	11.3
Other	33.0	16.9	16.1	33.7	15.5	18.2

Total amortizable intangible assets	1,540.3	488.8	1,051.5	1,552.8	448.7	1,104.1
Indefinite-lived intangible assets:
Trademarks and tradenames	676.7	—	676.7	683.1	—	683.1

Total other intangible assets	$2,217.0	$488.8	$1,728.2	$2,235.9	$448.7	$1,787.2

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Amortization expense	$22.8	$22.1	$45.6	$44.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(4) Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

•

On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

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

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign and CR Lab have been included in our Americas segment and the results of VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price, net of cash acquired, for the acquisitions made during 2013 was approximately $12.4 million, comprised of $1.6 million of net tangible liabilities assumed, $6.7 million of intangible assets and a residual amount of $7.3 million allocated to goodwill.

The purchase price allocations for the acquisitions of Lab3, Labonord, Switch, CR Lab, Prolab and Basan UK are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$1,052.1	$1,054.0	$2,076.6	$2,120.2
Income before income taxes	0.5	60.1	37.4	62.3

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2012, or of the future results of operations of the Company.

On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes. UBI has annual net sales of approximately $12 million.

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

The following table presents the carrying value of our debt obligations (in millions):

	June 30, 2013	December 31, 2012

Senior Secured Credit Facility	$1,424.8	$1,475.7
7.25% Senior Notes	750.0	750.0
10.75% Senior Subordinated Notes	523.6	526.5
A/R Facility	119.3	117.2
Compensating cash balance	23.0	246.9
Capital leases	18.4	19.7
8% Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	11.8	11.6

Total debt	2,871.9	3,148.6
Less current portion	(138.8)	(393.5)

Long term-portion	$2,733.1	$2,755.1

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in euros in an aggregate principal amount currently outstanding of €576.0 million ($748.7 million on a U.S. dollar equivalent basis as of June 30, 2013), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $590.5 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of June 30, 2013, an aggregate U.S. dollar equivalent of $85.6 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans of £7.0 million ($10.6 million on a U.S. dollar equivalent basis as of June 30, 2013) and $75.0 million. In addition, we had $18.9 million of undrawn letters of credit outstanding. As of June 30, 2013, we had $136.8 million of available borrowing capacity under the multi-currency revolving loan facility.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

As of June 30, 2013, the weighted average interest rates on the euro-denominated and U.S. dollar-denominated term loans were 4.58% and 4.30%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 3.98%. As of June 30, 2013, the weighted average interest rates include a variable margin of 4.50% for the extended euro term loans, 4.25% for the Incremental Euro Term Loans, 4.25% for the extended dollar term loans, 4.00% for the Incremental Dollar Term Loans and 3.75% on loans outstanding under the multi-currency revolving loan facility.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility also includes a financial maintenance covenant for the benefit of the multi-currency revolving loan commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. As of June 30, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

(b) Senior Notes

The 7.25% Senior Notes, which aggregate $750.0 million as of June 30, 2013, will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year on March 15 and September 15. Payments commenced on March 15, 2013 at a rate of 7.25% per annum.

The indenture governing the 7.25% Senior Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of June 30, 2013, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

The Company is party to a Registration Rights Agreement with respect to the 7.25% Senior Notes (the “7.25% Senior Notes Registration Rights Agreement”). The Company satisfied its obligations under the 7.25% Senior Notes Registration Rights Agreement by filing and causing to become effective a registration statement and, in May 2013, we completed the exchange offer pursuant to which 100% of the outstanding 7.25% Senior Notes were exchanged for new 7.25% Senior Notes registered with the SEC with the same terms.

(c) Senior Subordinated Notes

The Senior Subordinated Notes are denominated in euros in an aggregate principal amount currently outstanding of €126.9 million ($164.9 million on a U.S. dollar equivalent basis as of June 30, 2013) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of June 30, 2013, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at 105.375% of their aggregate principal amount. This redemption price was reduced to 102.6875% of their principal aggregate amount on June 30, 2013, and will be reduced to 100% of their aggregate principal amount beginning on June 30, 2014.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(d) A/R Facility

The A/R Facility provides for funding in an aggregate principal amount not to exceed $200.0 million and will terminate on November 4, 2014. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC (“VWR International”), VWR Receivables Funding, LLC (“VRF”), in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR International will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of June 30, 2013, $119.3 million was outstanding under the A/R Facility, we had $8.9 million of undrawn letters of credit outstanding, and we had $20.5 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of June 30, 2013, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.72%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of June 30, 2013, the Company was in compliance with the covenants under the A/R Facility.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of June 30, 2013, our compensating cash balance was $23.0 million.

(6) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Foreign currency exchange (losses) gains, net	$(15.9)	$43.7	$7.1	$20.6
Other	—	(0.7)	—	(0.7)

	$(15.9)	$43.0	$7.1	$19.9

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(7) Benefit Programs

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.2	2.2	4.4	4.4
Expected return on plan assets	(3.9)	(3.6)	(7.8)	(7.2)

Net periodic pension income	$(1.5)	$(1.2)	$(3.0)	$(2.4)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$0.4	$0.5	$0.7	$1.0
Interest cost	1.4	1.5	2.9	3.0
Expected return on plan assets	(1.1)	(1.0)	(2.2)	(2.0)
Recognized net actuarial loss	0.5	0.2	1.0	0.5

Net periodic pension cost	$1.2	$1.2	$2.4	$2.5

The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2013, and expects to make no contributions during the remainder of 2013. The Company made aggregate contributions to the German, French and UK Plans of $0.1 million during the six months ended June 30, 2013, and expects to make additional contributions of $0.2 million during the remainder of 2013.

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

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on a daily basis, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of June 30, 2013, the aggregate accrued yield on the outstanding Preferred Units was $850.9 million, which is recorded at Holdings.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Share-based compensation expense	$0.1	$0.2	$0.3	$0.5

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

The number of Class A Incentive Units granted to each Management Investor was based on the level at which each Management Investor could have received as a cash bonus under the Incentive Program. The number of Class A Incentive Units that ultimately vest will depend on the achievement by the Company of certain performance metrics for fiscal year 2013 (the “Measurement Period”), which metrics are generally based on the Company’s and/or its subsidiaries’ internal EBITDA performance and other financial and non-financial performance measures applicable to Management Investors (see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Performance-Based Cash Incentive Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2012). Following the Company’s filing of its annual audited consolidated financial statements for the Measurement Period, the Company’s Board of Directors will determine the extent to which the performance metrics have been met and the number of Class A Incentive Units, if any, that each Management Investor will retain and/or forfeit based thereon (the “Determination Date”).

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

The grant date fair value of the Class A Incentive Units was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Class A Incentive Units were three years, 26% and 0.36%, respectively, and the model also incorporated an assumption of a 17.1% discount for lack of marketability. The aggregate grant date fair value of the Class A Incentive Units was estimated to be $0.4 million for which the portion that is probable of achievement is expected to be recognized over a period of three years.

(c) Classification

The equity units purchased by Management Investors are subject to a repurchase obligation as a result of a put option that is outside of our control. We therefore classify these equity units outside of permanent equity on our condensed consolidated balance sheet with a carrying value that reflects the aggregate amount that would be expected to be paid to Management Investors for the equity units pursuant to the put option as of the balance sheet date. The Class A Incentive Units and Class B Incentive Units are not subject to a repurchase obligation that is outside of our control and, accordingly, are classified within permanent equity.

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2012	$41.4
Reclassifications from permanent equity, net	2.5
Reclassifications to accrued expenses upon notification of redemption	(3.6)

Balance at June 30, 2013	$40.3

As of June 30, 2013 and December 31, 2012, $0.7 million and $2.2 million, respectively, was included within accrued expenses in the accompanying balance sheet relating to committed repurchases of units by Holdings.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(9) Income Taxes

(a) Income Tax (Provision) Benefit

The following table presents income or loss before income taxes and income tax provision or benefit for each of the reporting periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income before income taxes	$0.3	$57.5	$37.2	$57.0
Income tax provision	(3.9)	(22.9)	(18.7)	(23.9)

The tax provisions recognized during the three and six months ended June 30, 2013, were primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized. In addition, our tax provisions were partially offset by tax benefits associated with losses recognized in our domestic operations.

The tax provisions recognized during the three and six months ended June 30, 2012, were primarily the result of taxes on operating profits in our foreign operations and net exchange gains recognized in our domestic operations.

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

During the six months ended June 30, 2013 and 2012, the Company’s reserve for unrecognized tax benefits increased by $6.6 million and $7.7 million, respectively, primarily as a result of tax positions we expect or expected to take across various jurisdictions in 2013 and 2012, respectively.

While it is reasonably possible that the amount of unrecognized tax benefits ($53.1 million, exclusive of interest and penalties, as of June 30, 2013) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Secured Credit Facility	$1,424.8	$1,419.4	$1,475.7	$1,481.3
7.25% Senior Notes	750.0	765.0	750.0	788.9
10.75% Senior Subordinated Notes	523.6	524.6	526.5	529.2

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes as of June 30, 2013, which we believe qualify as a Level 1 measurement.

(c) Derivative Instruments and Hedging Activities

Borrowings under our Senior Secured Credit Facility bear interest at variable rates, while our 7.25% Senior Notes and Senior Subordinated Notes bear interest at fixed rates. Prior to December 31, 2012, the Company managed its exposure to changes in market interest rates by entering into interest rate swaps. The Company was a party to two interest rate swaps in 2012, which were not designated as hedging instruments in 2012. Changes in the fair value of the swaps were recognized as a component of interest expense. Since December 31, 2012, the Company is no longer a party to any interest rate swap arrangements.

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. The notional value of these outstanding foreign currency forward contracts was $79.4 million, and the fair value of the contracts was immaterial, as of June 30, 2013.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Tabular Disclosures

The following table presents the classifications and amounts of gains or losses recognized for our material derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
	Classification in Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$—	$(3.5)	$—	$(7.0)
Interest rate swap arrangements — unrealized	Interest expense	—	3.4	—	5.5

Total		$—	$(0.1)	$—	$(1.5)

(d) Non-Recurring Fair Value Measurements

Following the acquisitions discussed in Note 4, the Company on various dates during 2013, determined the fair value of acquired intangible assets related to the acquisitions of CR Lab, Prolab and Basan UK.

The following table presents the Company’s non-financial assets measured on a non-recurring basis (in millions):

June 30, 2013
Carrying Value
Significant unobservable inputs (Level 3)
Acquired intangible assets — various dates	$6.6

The Company estimated the fair value of acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows.

We believe the estimates and assumptions used in the valuation methods were reasonable.

(11) Comprehensive Income or Loss

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$(27.3)	$(1.3)	$(20.8)	$(49.4)
Net unrealized (loss) gain arising during the period	(37.4)	3.5	—	(33.9)
Reclassification of (gain) loss into earnings	—	(1.6)	0.7	(0.9)

Balance at June 30, 2013	$(64.7)	$0.6	$(20.1)	$(84.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents details about reclassifications out of accumulated other comprehensive income or loss by component (in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income or Loss Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in Statement of Operations

Derivative instruments:
Foreign currency forward contracts	$—	$(0.3)	Interest expense
Foreign currency forward contracts	—	(0.4)	Loss on extinguishment of long-term debt
Foreign currency forward contracts	1.6	2.7	Cost of goods sold

	1.6	2.0	Total before tax
	(0.4)	(0.4)	Tax (expense) benefit

	$1.2	$1.6	Net of tax

Defined benefit pensions:
Net actuarial loss	$(0.5)	$(1.0)	Selling, general and administrative expenses (Note 7)

	(0.5)	(1.0)	Total before tax
	0.1	0.3	Tax (expense) benefit

	$(0.4)	$(0.7)	Net of tax

Total reclassifications for the period	$0.8	$0.9	Net of tax

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Derivative instruments:
Provision arising during the period	$(0.6)	$(0.1)	$(1.3)	$(0.1)
Reclassification of provision (benefit) into earnings	0.4	(0.2)	0.4	(0.6)
Defined benefit plans:
Reclassification of benefit into earnings	(0.1)	—	(0.3)	(0.1)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA, the purpose of which was to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. After we responded to a series of information requests, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but permitted the GFCO decision to stand with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. In February 2010, the GFCO opened a new investigation with regard to the European Distribution Agreement and issued a decision in May 2011 ordering Merck KGaA to amend the schedule of rebates offered to us and other German distributors under the German Distribution Agreement. This decision has become final after appeals against it have been rejected. At June 30, 2013, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $7.4 million. The outcome of the appeal of the GFCO’s initial decision is uncertain. We do not believe an adverse ruling would result in a material adverse effect on our business, financial condition or results of operations.

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

(b) Employment Agreements

On April 3, 2013, the Company entered into a new employment arrangement with Manuel Brocke-Benz, its President and Chief Executive Officer, replacing his existing employment letters. Pursuant to the terms of his new employment agreement, Mr. Brocke-Benz will receive a per annum base salary of $800,000 and an annual target base bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. If Mr. Brocke-Benz is terminated without cause or if he resigns for good reason (as defined in his employment agreement), he will be entitled to (i) two times the sum of his base salary plus his target bonus for the year in which such termination or resignation occurs and (ii) continued health benefits for the 18-month period following termination or resignation.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

The following table presents selected segment financial information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Americas	$601.7	$599.6	$1,182.6	$1,197.5
Europe	426.6	396.3	853.4	810.0
Science Education	20.7	26.9	37.3	48.6

Total	$1,049.0	$1,022.8	$2,073.3	$2,056.1

Operating income (loss):
Americas	$26.9	$35.4	$51.8	$72.3
Europe	37.4	29.2	79.2	67.8
Science Education	(0.7)	(0.9)	(3.9)	(5.5)

Total	63.6	63.7	127.1	134.6
Interest income	0.4	—	0.8	1.3
Interest expense	(47.8)	(49.2)	(95.8)	(98.8)
Other income (expense), net	(15.9)	43.0	7.1	19.9
Loss on extinguishment of long-term debt	—	—	(2.0)	—

Income before income taxes	$0.3	$57.5	$37.2	$57.0

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$1.6	$6.7	$140.0	$—	$148.3
Compensating cash balance	—	—	23.0	—	23.0
Trade accounts receivable, net	—	—	606.0	—	606.0
Inventories	—	162.5	188.2	—	350.7
Other current assets	4.2	31.9	68.3	—	104.4
Intercompany receivables	54.0	437.5	17.6	(509.1)	—

Total current assets	59.8	638.6	1,043.1	(509.1)	1,232.4
Property and equipment, net	—	113.8	125.4	—	239.2
Goodwill	—	924.6	942.2	—	1,866.8
Other intangible assets, net	—	986.8	741.4	—	1,728.2
Deferred income taxes	194.0	—	9.7	(194.0)	9.7
Investment in subsidiaries	2,798.8	1,791.6	—	(4,590.4)	—
Other assets	25.0	49.2	7.3	—	81.5
Intercompany loans	1,018.5	82.9	301.5	(1,402.9)	—

Total assets	$4,096.1	$4,587.5	$3,170.6	$(6,696.4)	$5,157.8

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$99.4	$0.1	$39.3	$—	$138.8
Accounts payable	—	239.3	212.9	—	452.2
Accrued expenses	27.7	61.6	124.7	—	214.0
Intercompany payables	4.1	21.8	483.2	(509.1)	—

Total current liabilities	131.2	322.8	860.1	(509.1)	805.0
Long-term debt and capital lease obligations	2,599.0	1.7	132.4	—	2,733.1
Other long-term liabilities	0.3	56.5	111.8	—	168.6
Deferred income taxes	—	416.0	214.4	(194.0)	436.4
Intercompany loans	350.9	992.5	59.5	(1,402.9)	—

Total liabilities	3,081.4	1,789.5	1,378.2	(2,106.0)	4,143.1
Redeemable equity units	40.3	—	—	—	40.3
Total stockholders’ equity	974.4	2,798.0	1,792.4	(4,590.4)	974.4

Total liabilities, redeemable equity units and stockholders’ equity	$4,096.1	$4,587.5	$3,170.6	$(6,696.4)	$5,157.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net sales	$—	$531.2	$527.4	$(9.6)	$1,049.0
Cost of goods sold	—	401.5	361.5	(9.6)	753.4

Gross profit	—	129.7	165.9	—	295.6
Selling, general and administrative expenses	0.8	109.6	138.0	(16.4)	232.0

Operating (loss) income	(0.8)	20.1	27.9	16.4	63.6
Interest expense, net of interest income	(36.8)	(7.4)	(3.2)	—	(47.4)
Other income (expense), net	(10.2)	5.8	4.9	(16.4)	(15.9)

(Loss) income before income taxes and equity in earnings of subsidiaries	(47.8)	18.5	29.6	—	0.3
Income tax benefit (provision)	18.3	(10.2)	(12.0)	—	(3.9)
Equity in earnings of subsidiaries, net of tax	25.9	17.6	—	(43.5)	—

Net (loss) income	$(3.6)	$25.9	$17.6	$(43.5)	$(3.6)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net sales	$—	$536.5	$495.3	$(9.0)	$1,022.8
Cost of goods sold	—	398.6	341.5	(9.0)	731.1

Gross profit	—	137.9	153.8	—	291.7
Selling, general and administrative expenses	1.4	110.0	134.1	(17.5)	228.0

Operating (loss) income	(1.4)	27.9	19.7	17.5	63.7
Interest expense, net of interest income	(38.4)	(6.1)	(4.7)	—	(49.2)
Other income (expense), net	45.3	18.9	(3.7)	(17.5)	43.0

Income before income taxes and equity in earnings of subsidiaries	5.5	40.7	11.3	—	57.5
Income tax benefit (provision)	2.8	(20.3)	(5.4)	—	(22.9)
Equity in earnings of subsidiaries, net of tax	26.3	5.9	—	(32.2)	—

Net income	$34.6	$26.3	$5.9	$(32.2)	$34.6

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net sales	$—	$1,038.0	$1,057.3	$(22.0)	$2,073.3
Cost of goods sold	—	781.3	720.9	(22.0)	1,480.2

Gross profit	—	256.7	336.4	—	593.1
Selling, general and administrative expenses	1.7	222.7	274.0	(32.4)	466.0

Operating (loss) income	(1.7)	34.0	62.4	32.4	127.1
Interest expense, net of interest income	(73.9)	(14.4)	(6.7)	—	(95.0)
Other income (expense), net	15.4	16.0	8.1	(32.4)	7.1
Loss on extinguishment of long-term debt	(2.0)	—	—	—	(2.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(62.2)	35.6	63.8	—	37.2
Income tax benefit (provision)	23.2	(19.1)	(22.8)	—	(18.7)
Equity in earnings of subsidiaries, net of tax	57.5	41.0	—	(98.5)	—

Net income	$18.5	$57.5	$41.0	$(98.5)	$18.5

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net sales	$—	$1,056.0	$1,016.2	$(16.1)	$2,056.1
Cost of goods sold	—	781.2	696.8	(16.1)	1,461.9

Gross profit	—	274.8	319.4	—	594.2
Selling, general and administrative expenses	1.9	229.4	261.2	(32.9)	459.6

Operating (loss) income	(1.9)	45.4	58.2	32.9	134.6
Interest expense, net of interest income	(75.6)	(15.0)	(6.9)	—	(97.5)
Other income (expense), net	19.8	20.8	12.2	(32.9)	19.9

(Loss) income before income taxes and equity in earnings of subsidiaries	(57.7)	51.2	63.5	—	57.0
Income tax benefit (provision)	23.2	(26.4)	(20.7)	—	(23.9)
Equity in earnings of subsidiaries, net of tax	67.6	42.8	—	(110.4)	—

Net income	$33.1	$67.6	$42.8	$(110.4)	$33.1

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net (loss) income	$(3.6)	$25.9	$17.6	$(43.5)	$(3.6)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	9.6	9.6	9.6	(19.2)	9.6
Derivative instruments:
Net unrealized gain arising during the period	1.7	1.7	1.7	(3.4)	1.7
Reclassification of gains into earnings	(1.2)	(1.2)	(1.2)	2.4	(1.2)
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.4	0.4	0.4	(0.8)	0.4

Other comprehensive income	10.5	10.5	10.5	(21.0)	10.5

Comprehensive income	$6.9	$36.4	$28.1	$(64.5)	$6.9

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net income	$34.6	$26.3	$5.9	$(32.2)	$34.6
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(83.9)	(83.9)	(83.9)	167.8	(83.9)
Derivative instruments:
Net unrealized gain arising during the period	0.1	0.1	0.1	(0.2)	0.1
Reclassification of losses (gains) into earnings	0.4	(0.1)	(0.1)	0.2	0.4
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.2	0.2	0.2	(0.4)	0.2

Other comprehensive loss	(83.2)	(83.7)	(83.7)	167.4	(83.2)

Comprehensive loss	$(48.6)	$(57.4)	$(77.8)	$135.2	$(48.6)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Six Months Ended June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net income	$18.5	$57.5	$41.0	$(98.5)	$18.5
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(37.4)	(37.4)	(37.4)	74.8	(37.4)
Derivative instruments:
Net unrealized gain arising during the period	3.5	3.5	3.5	(7.0)	3.5
Reclassification of gains into earnings	(1.6)	(2.0)	(2.0)	4.0	(1.6)
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.7	0.7	0.7	(1.4)	0.7

Other comprehensive loss	(34.8)	(35.2)	(35.2)	70.4	(34.8)

Comprehensive (loss) income	$(16.3)	$22.3	$5.8	$(28.1)	$(16.3)

Condensed Consolidating Statement of Comprehensive Income or Loss

Six Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net income	$33.1	$67.6	$42.8	$(110.4)	$33.1
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(32.3)	(32.3)	(32.3)	64.6	(32.3)
Derivative instruments:
Net unrealized gain arising during the period	0.1	0.1	0.1	(0.2)	0.1
Reclassification of losses into earnings	1.0	—	—	—	1.0
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.4	0.4	0.4	(0.8)	0.4

Other comprehensive loss	(30.8)	(31.8)	(31.8)	63.6	(30.8)

Comprehensive income	$2.3	$35.8	$11.0	$(46.8)	$2.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(64.5)	$14.3	$143.9	$—	$93.7

Cash flows from investing activities:
Intercompany investing transactions	108.9	112.0	—	(220.9)	—
Acquisitions of businesses	—	—	(9.1)	—	(9.1)
Capital expenditures	—	(8.4)	(16.8)	—	(25.2)

Net cash provided by (used in) investing activities	108.9	103.6	(25.9)	(220.9)	(34.3)

Cash flows from financing activities:
Intercompany financing transactions	—	(108.9)	(112.0)	220.9	—
Proceeds from debt	164.2	—	30.8	—	195.0
Repayment of debt	(201.2)	—	(28.4)	—	(229.6)
Other financing activities, net	(7.0)	(5.6)	(0.2)	—	(12.8)

Net cash used in financing activities	(44.0)	(114.5)	(109.8)	220.9	(47.4)

Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)

Net increase in cash and cash equivalents	0.4	3.4	4.7	—	8.5
Cash and cash equivalents beginning of period	1.2	3.3	135.3	—	139.8

Cash and cash equivalents end of period	$1.6	$6.7	$140.0	$—	$148.3

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company

Net cash (used in) provided by operating activities	$(63.5)	$19.1	$58.7	$—	$14.3

Cash flows from investing activities:
Intercompany investing transactions	74.4	52.5	—	(126.9)	—
Acquisitions of businesses	—	0.8	(45.3)	—	(44.5)
Capital expenditures	—	(22.7)	(6.3)	—	(29.0)

Net cash provided by (used in) investing activities	74.4	30.6	(51.6)	(126.9)	(73.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(74.4)	(52.5)	126.9	—
Proceeds from debt	130.9	—	71.6	—	202.5
Repayment of debt	(138.2)	(0.2)	(31.6)	—	(170.0)
Other financing activities, net	(2.2)	16.6	(2.4)	—	12.0

Net cash (used in) provided by financing activities	(9.5)	(58.0)	(14.9)	126.9	44.5

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Net increase (decrease) in cash and cash equivalents	1.4	(8.3)	(9.1)	—	(16.0)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$1.4	$21.9	$125.3	$—	$148.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions and they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

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

Overview

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

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

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	%	2013	2012	Amount	%

Net sales	$1,049.0	$1,022.8	$26.2	2.6%	$2,073.3	$2,056.1	$17.2	0.8%
Operating income	63.6	63.7	(0.1)	(0.2)%	127.1	134.6	(7.5)	(5.6)%
Net (loss) income	(3.6)	34.6	(38.2)	(110.4)%	18.5	33.1	(14.6)	(44.1)%

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

Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

•

On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

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

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign and CR Lab have been included in our Americas segment and the results of VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Results of Operations

Net Sales

The following table presents net sales and net sales changes by segment for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	%	2013	2012	Amount	%

Americas	$601.7	$599.6	$2.1	0.4%	$1,182.6	$1,197.5	$(14.9)	(1.2)%
Europe	426.6	396.3	30.3	7.6%	853.4	810.0	43.4	5.4%
Science Education	20.7	26.9	(6.2)	(23.0)%	37.3	48.6	(11.3)	(23.3)%

Total	$1,049.0	$1,022.8	$26.2	2.6%	$2,073.3	$2,056.1	$17.2	0.8%

Net sales for the three and six months ended June 30, 2013, increased $26.2 million or 2.6% and increased $17.2 million or 0.8%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused net sales to increase approximately $4.7 million and increase approximately $6.6 million for the three and six months ended June 30, 2013, respectively. Acquisitions caused net sales to increase approximately $28.3 million and increase approximately $60.1 million for the three and six months ended June 30, 2013, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2013, decreased approximately $6.8 million or 0.7% and decreased approximately $49.5 million or 2.4%, respectively, compared to the prior periods. The decrease in net sales from comparable operations in the 2013 periods is primarily due to reductions in sales volumes in the Americas and Science Education. In addition, and with respect to the six months ended June 30, 2013, we experienced a decline in billing days, negatively impacting our net sales performance on a year-over-year basis approximately one percentage point.

Net sales in our Americas segment for the three and six months ended June 30, 2013, increased $2.1 million or 0.4% and decreased $14.9 million or 1.2%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase approximately $8.6 million and increase approximately $17.3 million for the three and six months ended June 30, 2013, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2013, decreased approximately $6.5 million or 1.1% and decreased approximately $32.2 million or 2.7%, respectively, compared to the prior periods. In our Americas segment, net sales of capital goods (including equipment, instruments and furniture) increased by low single-digit rates, while net sales of consumable products (including chemicals) decreased by low single-digit rates. Net sales across all primary customer channels were flat or decreased by low single-digit rates.

Net sales in our Europe segment for the three and six months ended June 30, 2013, increased $30.3 million or 7.6% and increased $43.4 million or 5.4%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase approximately $24.4 million and increase approximately $49.4 million, respectively. Accordingly, net sales from comparable operations for the three and six months ended June 30, 2013, increased approximately $5.9 million or 1.5% and decreased approximately $6.0 million or 0.7%, respectively, compared to the prior periods. Year-over-year net sales growth in our Europe segment was negatively impacted during the six months ended June 30, 2013 by approximately one and one-half percentage points as a result of an average decline of two billing days across our European operations. Net sales of consumable products (including chemicals) increased by low single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by mid-to-high single-digit rates. Net sales to pharmaceutical (including biotechnology) and industrial and other customers were relatively flat, while net sales to education customers and governmental entities increased by low-to-mid single-digit rates for the three months ended June 30, 2013, and decreased by low single-digit rates for the six months ended June 30, 2013.

Net sales in our Science Education segment for the three and six months ended June 30, 2013, decreased $6.2 million or 23.0% and decreased $11.3 million or 23.3%, respectively, compared to the prior periods. This decrease is primarily due to reductions in sales volume in our core science supplies businesses and our publisher kitting business and further due to the divestiture of our primary retail product line in July 2012. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Gross profit	$295.6	$291.7	$593.1	$594.2
Percentage of net sales (gross margin)	28.2%	28.5%	28.6%	28.9%

Gross profit for the three and six months ended June 30, 2013, increased $3.9 million or 1.3% and decreased $1.1 million or 0.2%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused gross profit to increase approximately $1.5 million and increase approximately $2.3 million for the three and six months ended June 30, 2013, respectively. Acquisitions caused gross profit to increase approximately $9.0 million and increase approximately $19.0 million for the three and six months ended June 30, 2013, respectively. Accordingly, gross profit from comparable operations for the three and six months ended June 30, 2013, decreased approximately $6.6 million or 2.3% and decreased approximately $22.4 million or 3.8%, respectively, compared to the prior periods, generally reflecting lower sales volume which, for the six months ended June 30, 2013, was influenced by a decline in billing days.

Consolidated gross margin for the three and six months ended June 30, 2013, decreased 30 basis points to 28.2% and decreased 30 basis points to 28.6%, respectively, compared to the prior periods. A more favorable product and customer sales mix in our Europe segment was more than offset by unfavorable product sales mix in our Americas segment, unfavorable customer sales mix in our Science Education segment and, more globally, an increasingly competitive pricing environment.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

SG&A expenses	$232.0	$228.0	$466.0	$459.6
Percentage of net sales	22.1%	22.3%	22.5%	22.4%

SG&A expenses for the three and six months ended June 30, 2013, increased $4.0 million or 1.8% and increased $6.4 million or 1.4%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused SG&A expenses to increase approximately $1.4 million and increase approximately $2.2 million for the three and six months ended June 30, 2013, respectively. Acquisitions caused SG&A expenses to increase approximately $7.4 million and increase approximately $16.3 million for the three and six months ended June 30, 2013, respectively. Accordingly, SG&A expenses from comparable operations for the three and six months ended June 30, 2013, decreased approximately $4.8 million or 2.1% and decreased approximately $12.1 million or 2.6%, respectively, compared to the prior periods. The decrease in comparable SG&A expenses in 2013 was primarily attributable to lower personnel costs, including lower expenses associated with cost reduction initiatives across all our reportable segments implemented in 2012, partially offset by higher severance charges associated with executive departures.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by segment for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	%	2013	2012	Amount	%

Americas	$26.9	$35.4	$(8.5)	(24.0)%	$51.8	$72.3	$(20.5)	(28.4)%
Europe	37.4	29.2	8.2	28.1%	79.2	67.8	11.4	16.8%
Science Education	(0.7)	(0.9)	0.2	22.2%	(3.9)	(5.5)	1.6	29.1%

Total	$63.6	$63.7	$(0.1)	(0.2)%	$127.1	$134.6	$(7.5)	(5.6)%

Operating income for the three and six months ended June 30, 2013, decreased $0.1 million or 0.2% and decreased $7.5 million or 5.6%, respectively, compared to the prior periods. Changes in foreign currency exchange rates caused operating income to increase approximately $0.1 million and increase approximately $0.1 million for the three and six months ended June 30, 2013, respectively. Acquisitions caused operating income to increase approximately $1.6 million and increase approximately $2.7 million for the three and six months ended June 30, 2013, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2013, decreased approximately $1.8 million or 2.8% and decreased approximately $10.3 million or 7.7%, respectively, compared to the prior periods. The decrease in comparable operating income was primarily attributable to lower gross profit.

Operating income in our Americas segment for the three and six months ended June 30, 2013, decreased $8.5 million or 24.0% and decreased $20.5 million or 28.4%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $0.2 million and decrease approximately $0.5 million for the three and six months ended June 30, 2013, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2013, decreased approximately $8.3 million or 23.4% and decreased approximately $20.0 million or 27.7%, respectively, compared to the prior periods. The decline in operating income from comparable operations for the three and six months ended June 30, 2013, resulted from decreases in gross profit of approximately $9.0 million and $22.5 million, respectively, primarily due to lower sales volume, partially offset by decreases in SG&A expenses of approximately $0.7 million and $2.5 million, respectively, primarily due to lower personnel costs and recent cost reduction initiatives, net of severance charges associated with executive departures.

Operating income in our Europe segment for the three and six months ended June 30, 2013, increased $8.2 million or 28.1% and increased $11.4 million or 16.8%, respectively, compared to the prior periods. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase approximately $1.9 million and increase approximately $3.3 million for the three and six months ended June 30, 2013, respectively. Accordingly, operating income from comparable operations for the three and six months ended June 30, 2013, increased approximately $6.3 million or 21.6% and increased approximately $8.1 million or 11.9%, respectively, compared to the prior periods. The increases in operating income from comparable operations for the three and six months ended June 30, 2013, resulted from increases in gross profit of approximately $5.8 million and approximately $4.8 million, respectively, and from decreases in SG&A expenses of approximately $0.5 million and approximately $3.3 million, respectively, largely attributable to lower personnel costs and recent cost reduction initiatives.

Operating loss in our Science Education segment for the three and six months ended June 30, 2013, decreased $0.2 million or 22.2% and decreased $1.6 million or 29.1%, respectively, compared to the prior periods. The decreases in operating loss for the three and six months ended June 30, 2013, primarily resulted from decreases in SG&A expenses of approximately $3.6 million and $6.3 million, respectively, primarily due to recently implemented cost reduction initiatives, partially offset by decreases in gross profit of approximately $3.4 million and $4.7 million, respectively, due to lower sales volume.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three and six months ended June 30, 2013, was $47.4 million and $95.0 million, respectively, compared to $49.2 million and $97.5 million for the three and six months ended June 30, 2012, respectively. The decreases in net interest expense for the three and six months ended June 30, 2013 are primarily attributable to the maturity of our interest rate swap arrangements in 2012, a reduction in amortization of deferred debt issuance costs and net savings associated with recent refinancings of our Senior Secured Credit Facility and 7.25% Senior Notes, partially offset by increased interest associated with higher average revolving loan balances in the 2013 periods.

In the three and six months ended June 30, 2012 our interest rate swap arrangements resulted in our recognition of net losses and the continued amortization of losses from our prior designation of these swaps as hedging instruments (See Note 13(c) in Item 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 10 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q).

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of unrealized foreign currency exchange gains and losses. We recognized a net exchange loss of $(15.9) million and a net exchange gain of $7.1 million for the three and six months ended June 30, 2013, respectively, and net exchange gains of $43.7 million and $20.6 million for the three and six months ended June 30, 2012, respectively. Other income (expense), net for the three and six months ended June 30, 2012 also includes $0.7 million of third party fees and fees paid to lenders associated with an amendment to our Senior Secured Credit Facility.

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

We did not recognize any extinguishment gains or losses for the three months ended June 30, 2013 and the three and six months ended June 30, 2012.

Income Taxes

For the three months ended June 30, 2013 and 2012, our income tax provision was $3.9 million and $22.9 million, respectively. For the six months ended June 30, 2013 and 2012, our income tax provision was $18.7 million and $23.9 million, respectively.

The tax provisions recognized during the three and six months ended June 30, 2013, were primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized. In addition, our tax provisions were partially offset by tax benefits associated with losses recognized in our domestic operations.

The tax provisions recognized during the three and six months ended June 30, 2012, were primarily the result of taxes on operating profits in our foreign operations and net exchange gains recognized in our domestic operations.

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

Liquidity and Capital Resources

Beginning in the fall of 2011, we took a number of actions to address the pending maturity dates on our indebtedness and to take advantage of strong debt markets. Those actions have included entering into the A/R Facility, amending and extending the maturity of our Senior Secured Credit Facility, refinancing our 10.25% senior notes due in 2015 with 7.25% senior notes due in 2017 and satisfying our obligations under interest rate swaps arrangements that originated from June 2007. To date, these efforts have extended the weighted average maturity profile on our debt to March 2017 and lowered our annualized cash interest payments by approximately $11 million. We continue to monitor the capital markets for financing opportunities.

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

As of June 30, 2013, we had $148.3 million of cash and cash equivalents on hand and our compensating cash balance was $23.0 million. We had $2,871.9 million of outstanding indebtedness as of June 30, 2013, comprised of $1,424.8 million of indebtedness under our Senior Secured Credit Facility, $750.0 million of 7.25% Senior Notes, $523.6 million of 10.75% Senior Subordinated Notes, $119.3 million under our A/R Facility, $23.0 million of compensating cash indebtedness and $31.2 million of other indebtedness.

We had aggregate unused availability of $157.3 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of June 30, 2013. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and six months ended June 30, 2013, were $245.4 million and $250.3 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of June 30, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of June 30, 2013, $138.9 million of our $148.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Beginning June 30, 2012, the Company, at its option, became able to redeem some or all of the Senior Subordinated Notes at any time at 105.375% of their aggregate principal amount. This redemption price was reduced to 102.6875% of their principal aggregate amount on June 30, 2013, and will be reduced to 100% of their aggregate principal amount beginning on June 30, 2014. We continually monitor the capital markets to determine whether the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.

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

On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes. UBI has annual net sales of approximately $12 million.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities, excluding working capital changes	$74.6	$75.6
Cash flows from working capital changes, net	19.1	(61.3)

Cash flows from operating activities	$93.7	$14.3

Net cash provided by operating activities was $93.7 million and $14.3 million during the six months ended June 30, 2013 and 2012, respectively. The increase in operating cash flows was primarily attributable to comparatively higher cash flows from working capital components, including accounts payable, accrued expenses and trade accounts receivable.

Cash flows from working capital components improved $80.4 million to a source of cash of $19.1 million in the 2013 period from a use of cash of $61.3 million in the 2012 period. The net improvement in working capital cash flows was influenced by comparatively higher cash flows from accounts payable, accrued expenses and other liabilities and trade accounts receivable, partially offset by comparatively lower cash flows from inventories.

Cash flows from accounts payable improved to a source of cash of $50.1 million in the 2013 period from a use of cash of $13.2 million in 2012 period, primarily influenced by the timing of inventory purchases, specifically from higher sequential purchases of goods in the 2013 period. Cash flows from accrued expenses and other long-term liabilities improved to a source of cash of $27.3 million in the 2013 period from a source of cash of $8.8 million in the 2012 period, primarily due to lower payments associated with our performance-based cash incentive compensation programs in the 2013 period. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with accounts payable and accrued expenses from period to period. Lastly, cash flows from trade accounts receivable changed to a use of cash of $20.5 million in the 2013 period from a use of cash of $44.8 million in the 2012 period. The use of cash in the 2013 period was primarily attributable to timing of sales, specifically from increased sequential sales in the 2013 period, and was partially offset by comparatively favorable collection efforts in the second quarter of 2013.

Cash flows from inventories changed to a use of cash of $26.2 million in the 2013 period from a use of cash of $11.4 million in the 2012 period primarily due to the expansion of inventories, including private label products, in the 2013 period and generally reflecting our expectation of improving sales performance in the second half of 2013. Cash flows from inventories in the 2012 period were unfavorably impacted by incremental inventories associated with our new regional distribution center in Visalia, California.

We paid cash interest of $81.6 million and $80.9 million during the six months ended June 30, 2013 and 2012, respectively. Net cash savings associated with recent refinancings of our Senior Secured Credit Facility and 7.25% Senior Notes and the maturity of our interest rate swap arrangements were substantially offset by increased cash interest under our multi-currency revolving loan facility and timing differences between the periods. Cash interest paid in the 2013 and 2012 periods excludes $13.9 million related to interest on our Senior Subordinated Notes for the second quarter, as such amounts were not paid until the third quarter. Cash interest paid in the 2013 period includes $4.5 million related to interest on our Senior Subordinated Notes for the fourth quarter of 2012.

Investing Activities

Net cash used in investing activities was $34.3 million and $73.5 million during the six months ended June 30, 2013 and 2012, respectively. The change in investing cash flows from period to period was primarily due to lower funding of business acquisitions in the 2013 period. We anticipate approximately $40 million of capital expenditures in 2013.

Financing Activities

Net cash (used in) provided by financing activities was $(47.4) million and $44.5 million during the six months ended June 30, 2013 and 2012, respectively. Cash used in financing activities for the 2013 period was primarily attributable to net payments under our multi-currency revolving loan facility. Cash provided by financing activities for the 2012 period was primarily attributable to net proceeds from our A/R Facility and net bank overdrafts, partially offset by cash paid for repurchases of equity units and costs incurred to amend our Senior Secured Credit Facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, except for a reduction in our compensating cash balance, as reflected in our condensed consolidated balance sheets and Note 5, each in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q.

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

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2012, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of June 30, 2013.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings and matters, see Note 12 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, that could affect our business, results of operations and financial condition.

Item 6.	Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Douglas J. Pitts
	Name:	Douglas J. Pitts
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	August 9, 2013

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

10.1	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith