Form 10-Q
period 2013-09-30
VWR Funding, Inc.
filed 2013-11-08
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of September 30, 2013, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 8, 2013, was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$152.5	$139.8
Compensating cash balance	29.1	246.9
Trade accounts receivable, less reserves of $15.4 and $14.4, respectively	605.0	596.9
Other receivables	53.8	61.8
Inventories	347.9	330.0
Other current assets	41.4	35.9

Total current assets	1,229.7	1,411.3
Property and equipment, net	247.8	234.1
Goodwill	1,907.5	1,877.4
Other intangible assets, net	1,736.1	1,787.2
Deferred income taxes	12.3	11.8
Other assets	77.9	80.2

Total assets	$5,211.3	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$115.6	$393.5
Accounts payable	453.7	412.4
Accrued expenses	190.1	202.1

Total current liabilities	759.4	1,008.0
Long-term debt and capital lease obligations	2,786.1	2,755.1
Other long-term liabilities	174.7	163.6
Deferred income taxes	429.6	441.3

Total liabilities	4,149.8	4,368.0
Redeemable equity units	41.2	41.4
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,354.2	1,356.7
Accumulated deficit	(309.7)	(314.7)
Accumulated other comprehensive loss	(24.2)	(49.4)

Total stockholders’ equity	1,020.3	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$5,211.3	$5,402.0

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,055.2	$1,029.2	$3,128.5	$3,085.3
Cost of goods sold	757.0	742.8	2,237.2	2,204.7

Gross profit	298.2	286.4	891.3	880.6
Selling, general and administrative expenses	235.8	226.7	701.8	686.3

Operating income	62.4	59.7	189.5	194.3
Interest income	0.2	0.5	1.0	1.8
Interest expense	(48.0)	(55.5)	(143.8)	(154.3)
Other income (expense), net	(30.4)	(13.0)	(23.3)	6.9
Loss on extinguishment of long-term debt	—	(4.2)	(2.0)	(4.2)

(Loss) income before income taxes	(15.8)	(12.5)	21.4	44.5
Income tax benefit (provision)	2.3	4.3	(16.4)	(19.6)

Net (loss) income	$(13.5)	$(8.2)	$5.0	$24.9

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income or Loss

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(13.5)	$(8.2)	$5.0	$24.9
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	61.3	33.3	23.9	1.0
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.8)	(0.3)	2.7	(0.2)
Reclassification of (gains) losses into earnings	(0.9)	1.2	(2.5)	2.2
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.4	0.1	1.1	0.5

Other comprehensive income, net of taxes	60.0	34.3	25.2	3.5

Comprehensive income	$46.5	$26.1	$30.2	$28.4

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except share data)

(Unaudited)

Nine Months Ended September 30, 2013

					Accumulated Other Comprehensive Income (Loss)	Total
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount
Balance at December 31, 2012	1,000	$—	$1,356.7	$(314.7)	$(49.4)	$992.6
Capital contributions from parent	—	—	1.0	—	—	1.0
Share-based compensation expense associated with our parent company equity plan	—	—	0.5	—	—	0.5
Reclassifications of redeemable equity units	—	—	(4.0)	—	—	(4.0)
Net income	—	—	—	5.0	—	5.0
Other comprehensive income	—	—	—	—	25.2	25.2

Balance at September 30, 2013	1,000	$—	$1,354.2	$(309.7)	$(24.2)	$1,020.3

See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5.0	$24.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96.6	92.4
Net unrealized translation loss (gain)	22.7	(6.6)
Net unrealized gain on interest rate swaps	—	(8.5)
Impairment of intangible asset	2.8	—
Share-based compensation expense	0.5	0.7
Amortization of debt issuance costs	5.7	8.4
Deferred income tax benefit	(21.8)	(13.5)
Loss on extinguishment of long-term debt	2.0	4.2
Other, net	0.4	2.9
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(4.6)	(58.7)
Inventories	(15.2)	(32.3)
Other current and non-current assets	2.6	(2.5)
Accounts payable	40.8	(19.7)
Accrued expenses and other liabilities	(2.6)	(30.8)

Net cash provided by (used in) operating activities	134.9	(39.1)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(26.3)	(88.6)
Capital expenditures	(36.3)	(38.7)
Proceeds from sales of property and equipment	0.2	3.0
Other investing activities	—	1.2

Net cash used in investing activities	(62.4)	(123.1)

Cash flows from financing activities:
Proceeds from debt	287.9	1,211.2
Repayment of debt	(338.0)	(449.3)
Net change in bank overdrafts	(221.7)	(57.9)
Net change in compensating cash balance	217.8	75.8
Restricted cash deposits with trustee	—	(639.6)
Proceeds from equity incentive plans	1.0	0.2
Debt issuance costs	(2.3)	(17.1)
Repurchase of redeemable equity units	(5.8)	(4.0)

Net cash (used in) provided by financing activities	(61.1)	119.3

Effect of exchange rate changes on cash	1.3	1.5

Net increase (decrease) in cash and cash equivalents	12.7	(41.4)
Cash and cash equivalents beginning of period	139.8	164.6

Cash and cash equivalents end of period	$152.5	$123.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$154.8	$160.6
Cash paid for income taxes, net	$26.4	$26.9

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

(2) New Accounting Standards

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income requiring an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective income statement line item. This new guidance became effective for the Company beginning in the first quarter of 2013, and did not have an impact on our results of operations or financial position. See Note 12.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(3) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by reportable segment (in millions):

	Americas	Europe	Science Education	Total
Balance at December 31, 2012	$1,032.1	$845.3	$—	$1,877.4
Acquisitions (Note 5)	6.9	7.9	—	14.8
Currency translation	(3.6)	18.9	—	15.3

Balance at September 30, 2013	$1,035.4	$872.1	$—	$1,907.5

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,130.9	$95.5	$1,035.4	$1,127.6	$95.5	$1,032.1
Europe	872.1	—	872.1	845.3	—	845.3
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,102.8	$195.3	$1,907.5	$2,072.7	$195.3	$1,877.4

The following table presents the components of other intangible assets (in millions):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships:
Americas	$833.7	$254.9	$578.8	$831.4	$218.8	$612.6
Europe	519.8	162.0	357.8	503.9	136.9	367.0
Science Education	131.0	41.0	90.0	131.0	36.0	95.0
Chemical supply agreement	54.1	48.3	5.8	52.8	41.5	11.3
Other	34.0	18.0	16.0	33.7	15.5	18.2

Total amortizable intangible assets	1,572.6	524.2	1,048.4	1,552.8	448.7	1,104.1
Indefinite-lived intangible assets:
Trademarks and tradenames	687.7	—	687.7	683.1	—	683.1

Total other intangible assets	$2,260.3	$524.2	$1,736.1	$2,235.9	$448.7	$1,787.2

During the third quarter of 2013 and in connection with a global restructuring program (see Note 4), we recognized a $2.8 million impairment of an amortizable intangible asset.

The following table presents amortization expense for each of the reporting periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$23.0	$22.1	$68.6	$66.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(4) Restructuring Activities

(a) 2013 Restructuring Program

In September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). The Program involves transitioning the management of our European organization from country to regional-based, refining the customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, the Company will also exit a variety of relatively small distribution and other facilities in North America, Europe and Asia. The Company expects the Program to enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program is expected to be substantially initiated by December 2013 and to be completed in 2014.

Under the Program, the Company expects to incur aggregate restructuring expenses of approximately $40 million, such expenses primarily relating to severance and other employment related costs. These charges will primarily be included in selling, general and administrative (“SG&A”) expenses in our statements of operations. The Company expects to recognize the majority of severance and related expenses, which are primarily recognized under ASC 712 – Compensation – Nonretirement Postemployment Benefits, during the third and fourth quarters of 2013. Total cash charges are expected to be approximately $35 million. Non-cash charges, primarily related to impairments of long-lived assets and increased provisions for excess and obsolete inventories and bad debts, are expected to be approximately $5 million.

The following table sets forth the activity associated with the Company’s cash-based liabilities under the Program through September 30, 2013:

	Severance and termination benefits	Facilities related	Total
Balance as of January 1, 2013	$—	$—	$—
Accruals recognized against earnings by reportable segment:
Americas	6.2	—	6.2
Europe	2.0	—	2.0
Cash payments	(0.4)	—	(0.4)

Balance as of September 30, 2013	$7.8	$—	$7.8

In addition to the above noted $8.2 million in severance-related restructuring expenses recognized in the three and nine months ended September 30, 2013, we also recognized $3.7 million in Program-related non-cash charges in our Asia Pacific operations, including $2.8 million related to an impairment of an amortizable intangible asset and increased provisions for inventories of $0.5 million and trade receivables of $0.4 million. Restructuring charges were all classified as SG&A expenses, except for the aforementioned increased inventory reserve which is classified as cost of goods sold in the accompanying consolidated statements of operations.

(b) Other restructuring activities

From time to time the Company has undertaken cost reduction initiatives in its existing businesses as well as in its acquired businesses. Cost reduction initiatives typically include severance and facility closure costs. Expenses, totaling $1.4 million, associated with such actions are recognized in our statements of operations during the three and nine months ended September 30, 2012.

(c) Classification

As of September 30, 2013 and December 31, 2012, $12.0 million and $15.6 million, respectively, of our aggregate restructuring liabilities were included in accrued expenses and $1.9 million and $2.9 million, respectively, were included in other long-term liabilities.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(5) Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes.

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

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

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign, CR Lab and UBI have been included in our Americas segment and the results of VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price, net of cash acquired, for the acquisitions made during 2013 was approximately $28.6 million, comprised of $2.5 million of net tangible assets assumed, $12.4 million of intangible assets and a residual amount of $13.7 million allocated to goodwill.

The purchase price allocations for the acquisitions of Lab3, Labonord, Switch, CR Lab, Prolab, Basan UK and UBI are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,055.2	$1,048.3	$3,137.0	$3,173.6
(Loss) income before income taxes	(15.8)	(11.2)	21.7	51.2

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2012, or of the future results of operations of the Company.

(6) Debt

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

The following table presents the carrying value of our debt obligations (in millions):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility	$1,421.1	$1,475.7
7.25% Senior Notes	750.0	750.0
10.75% Senior Subordinated Notes	530.5	526.5
A/R Facility	139.5	117.2
Compensating cash balance	29.1	246.9
Capital leases	18.6	19.7
8% Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	11.9	11.6

Total debt	2,901.7	3,148.6
Less current portion	(115.6)	(393.5)

Long term-portion	$2,786.1	$2,755.1

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in euros in an aggregate principal amount currently outstanding of €574.5 million ($777.8 million on a U.S. dollar equivalent basis as of September 30, 2013), (2) term loans denominated in U.S. dollars in an aggregate principal amount currently outstanding of $589.0 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of September 30, 2013, an aggregate U.S. dollar equivalent of $54.3 million was outstanding under the multi-currency revolving loan facility, consisting of revolving loans of £7.0 million ($11.3 million on a U.S. dollar equivalent basis as of September 30, 2013) and $43.0 million. In addition, we had $16.5 million of undrawn letters of credit outstanding. As of September 30, 2013, we had $170.5 million of available borrowing capacity under the multi-currency revolving loan facility.

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

As of September 30, 2013, the weighted average interest rates on the euro-denominated and U.S. dollar-denominated term loans were 4.59% and 4.28%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 3.99%. As of September 30, 2013, the weighted average interest rates include a variable margin of 4.50% for the extended euro term loans, 4.25% for the Incremental Euro Term Loans, 4.25% for the extended dollar term loans, 4.00% for the Incremental Dollar Term Loans and 3.75% on loans outstanding under the multi-currency revolving loan facility.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility also includes a financial maintenance covenant for the benefit of the multi-currency revolving loan commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. As of September 30, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

(b) Senior Notes

The 7.25% Senior Notes, which aggregate $750.0 million as of September 30, 2013, will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year on March 15 and September 15. Payments commenced on March 15, 2013 at a rate of 7.25% per annum.

The indenture governing the 7.25% Senior Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of September 30, 2013, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

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

(c) Senior Subordinated Notes

The Senior Subordinated Notes are denominated in euros in an aggregate principal amount currently outstanding of €126.9 million ($171.8 million on a U.S. dollar equivalent basis as of September 30, 2013) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of September 30, 2013, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

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

As of September 30, 2013, $139.5 million was outstanding under the A/R Facility, we had $8.9 million of undrawn letters of credit outstanding, and we had $0.0 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of September 30, 2013, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.70%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of September 30, 2013, the Company was in compliance with the covenants under the A/R Facility.

On November 7, 2013, VWR International and VRF signed an agreement to extend the maturity date and otherwise amend the A/R Facility. The A/R Facility will now terminate on November 4, 2016. The aggregate principal amount going forward will not exceed $175.0 million.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of September 30, 2013, our compensating cash balance was $29.1 million.

(7) Other Income (Expense), net

The following table presents the components of other income (expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency exchange (losses) gains, net	$(30.4)	$(13.0)	$(23.3)	$7.6
Other	—	—	—	(0.7)

	$(30.4)	$(13.0)	$(23.3)	$6.9

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

(8) Benefit Programs

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	2.2	2.2	6.6	6.6
Expected return on plan assets	(3.9)	(3.5)	(11.7)	(10.7)

Net periodic pension income	$(1.6)	$(1.2)	$(4.6)	$(3.6)

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$0.3	$0.5	$1.0	$1.5
Interest cost	1.5	1.4	4.4	4.4
Expected return on plan assets	(1.1)	(1.0)	(3.3)	(3.0)
Recognized net actuarial loss	0.5	0.3	1.5	0.8

Net periodic pension cost	$1.2	$1.2	$3.6	$3.7

The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2013, and expects to make no contributions during the remainder of 2013. The Company made aggregate contributions to the German, French and UK Plans of $0.4 million during the nine months ended September 30, 2013, and expects to make no additional contributions during the remainder of 2013.

(9) Share-Based Compensation

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

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum on the actual number of days in a year, compounded quarterly, on the amount of unreturned capital with respect to such Preferred Units. As of September 30, 2013, the aggregate accrued yield on the outstanding Preferred Units was $896.1 million, which is recorded at Holdings.

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

The following table presents share-based compensation expense associated with the Holdings Equity Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense	$0.2	$0.2	$0.5	$0.7

(b) 2013 Equity Activity

Purchase of Equity Units

As part of the new employment arrangement with Manuel Brocke-Benz (see Note 13), on March 29, 2013, Holdings and Mr. Brocke-Benz entered into a Management Unit Purchase Agreement (the “Purchase Agreement”), pursuant to which Mr. Brocke-Benz purchased 54,285 additional Founders Units.

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

The number of Class A Incentive Units granted to each Management Investor was based on the level at which each Management Investor could have received as a cash bonus under the Incentive Program. The number of Class A Incentive Units that ultimately vest will depend on the achievement by the Company of certain performance metrics for fiscal year 2013 (the “Measurement Period”), which metrics are generally based on the Company’s and/or its subsidiaries’ internal EBITDA performance and other financial and non-financial performance measures applicable to Management Investors (see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Performance-Based Cash Incentive Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2012). Prior to or promptly following the Company’s filing of its annual audited consolidated financial statements for the Measurement Period, the Company’s Board of Directors will determine the extent to which the performance metrics have been met and the number of Class A Incentive Units, if any, that each Management Investor will retain and/or forfeit based thereon (the “Determination Date”).

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

The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2012	$41.4
Reclassifications from permanent equity, net	4.0
Reclassifications to accrued expenses upon notification of redemption	(4.2)

Balance at September 30, 2013	$41.2

As of September 30, 2013 and December 31, 2012, $0.6 million and $2.2 million, respectively, was included within accrued expenses in the accompanying balance sheet relating to committed repurchases of units by Holdings.

(10) Income Taxes

(a) Income Tax (Provision) Benefit

The following table presents income or loss before income taxes and income tax provision or benefit for each of the reporting periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Loss) income before income taxes	$(15.8)	$(12.5)	$21.4	$44.5
Income tax benefit (provision)	2.3	4.3	(16.4)	(19.6)

The tax benefit recognized during the three months ended September 30, 2013, was primarily the result of benefits from domestic operating losses, including our recognition of interest expense and net exchange losses. The tax provision recognized during the nine months ended September 30, 2013, was primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized, partially offset by tax benefits associated with losses recognized in our domestic operations.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The tax benefit recognized during the three months ended September 30, 2012, was primarily the result of benefits from domestic operating losses, including our recognition of interest expense, net exchange losses and a loss on extinguishment of a portion of our 10.25% Senior Notes. The tax provision recognized during the nine months ended September 30, 2012, was primarily the result of taxes on operating profits in our foreign operations partially offset by benefits from domestic operating losses.

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

During the nine months ended September 30, 2013 and 2012, the Company’s reserve for unrecognized tax benefits increased by $10.0 million and $11.5 million, respectively, primarily as a result of tax positions we expect to take or took across various jurisdictions in 2013 and 2012, respectively.

While it is reasonably possible that the amount of unrecognized tax benefits ($56.5 million, exclusive of interest and penalties, as of September 30, 2013) will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(11) Financial Instruments and Fair Value Measurements

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,421.1	$1,417.7	$1,475.7	$1,481.3
7.25% Senior Notes	750.0	798.6	750.0	788.9
10.75% Senior Subordinated Notes	530.5	546.7	526.5	529.2

The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes as of September 30, 2013, which we believe qualify as a Level 1 measurement.

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

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. The notional value of these outstanding foreign currency forward contracts was $39.0 million, and the fair value of the contracts was immaterial, as of September 30, 2013.

Tabular Disclosures

The following table presents the classifications and amounts of gains or losses recognized for our material derivative instruments within our statements of operations for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
	Classification in	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations	2013	2012	2013	2012
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$—	$(3.6)	$—	$(10.6)
Interest rate swap arrangements — unrealized	Interest expense	—	3.0	—	8.5

Total		$—	$(0.6)	$—	$(2.1)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(d) Non-Recurring Fair Value Measurements

Following the acquisitions discussed in Note 5, the Company on various dates during 2013, determined the fair value of acquired intangible assets related to the acquisitions of CR Lab, Prolab, Basan UK and UBI.

During the third quarter of 2013 and in connection with a global restructuring program (see Note 4), we recognized a $2.8 million impairment of an amortizable intangible asset, representing the amount by which the asset’s carrying value exceeded its estimated fair value.

The following table presents the Company’s non-financial assets measured on a non-recurring basis (in millions):

	Carrying Value September 30, 2013	Impairment Charges for the Nine Months Ended September 30, 2013
Significant unobservable inputs (Level 3)
Acquired intangible assets — various dates	$10.3	Not applicable
Amortizable intangible asset	—	$2.8

The Company estimated the fair value of acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows.

The Company estimated the fair value of the amortizable intangible asset based on expected future cash flows discounted at a rate of return that reflects the relative risk of the cash flow.

We believe the estimates and assumptions used in the valuation methods were reasonable.

(12) Comprehensive Income or Loss

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(27.3)	$(1.3)	$(20.8)	$(49.4)
Net unrealized gain arising during the period	23.9	2.7	—	26.6
Reclassification of (gain) loss into earnings	—	(2.5)	1.1	(1.4)

Balance at September 30, 2013	$(3.4)	$(1.1)	$(19.7)	$(24.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

The following table presents details about reclassifications out of accumulated other comprehensive income or loss by component (in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income or Loss Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in Statement of Operations
Derivative instruments:
Foreign currency forward contracts	$(0.2)	$(0.5)	Interest expense
Foreign currency forward contracts	—	(0.4)	Loss on extinguishment of long-term debt
Foreign currency forward contracts	1.4	4.1	Cost of goods sold

	1.2	3.2	Total before tax
	(0.3)	(0.7)	Tax (expense) benefit

	0.9	2.5	Net of tax

Defined benefit pensions:
Net actuarial loss	$(0.6)	$(1.6)	Selling, general and administrative expenses (Note 8)

	(0.6)	(1.6)	Total before tax
	0.2	0.5	Tax (expense) benefit

	(0.4)	(1.1)	Net of tax

Total reclassifications for the period	$0.5	$1.4	Net of tax

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivative instruments:
Benefit (provision) arising during the period	$0.3	$0.1	$(1.0)	$—
Reclassification of provision (benefit) into earnings	0.3	(0.7)	0.7	(1.3)
Defined benefit plans:
Reclassification of benefit into earnings	(0.2)	(0.1)	(0.5)	(0.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(13) Commitments and Contingencies

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

During 2005, the German Federal Cartel Office (“GFCO”) initiated an investigation with regard to our European Distribution Agreement with Merck KGaA, the purpose of which was to determine whether this agreement violates or otherwise infringes the general prohibition of anti-competitive agreements under either German or EU rules. After we responded to a series of information requests, in July 2009, the GFCO issued its formal decision that the exclusivity and non-competition provisions of the agreement violate certain provisions of German and EU law and ordered Merck KGaA to either supply chemical products to other distributors in Germany, in addition to us, on non-discriminatory terms or to supply chemical products directly to end customers in Germany without involving any distributors. Merck KGaA and we filed formal appeals of this decision and the competent German appellate court temporarily suspended enforcement of the GFCO’s order. In December 2009, the German appellate court granted partial injunctive relief, but permitted the GFCO decision to stand with respect to a majority of the products covered by the European Distribution Agreement. Following this decision, we and Merck KGaA entered into a separate agreement for the distribution of those products in Germany. The terms of this non-exclusive distribution agreement are also available to other distributors in Germany. At September 30, 2013, the balance of the net amortizable intangible asset related to the entire geographic scope of our European Distribution Agreement with Merck KGaA was $5.8 million. The outcome of the appeal of the GFCO’s initial decision is uncertain. We do not believe an adverse ruling would result in a material adverse effect on our business, financial condition or results of operations.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(14) Segment Financial Information

We report financial results on the basis of the following three reportable segments: Americas, Europe and Science Education. The Company’s segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

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

The following table presents selected segment financial information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Americas	$598.1	$605.1	$1,780.7	$1,802.6
Europe	426.3	388.0	1,279.7	1,198.0
Science Education	30.8	36.1	68.1	84.7

Total	$1,055.2	$1,029.2	$3,128.5	$3,085.3

Operating income (loss):
Americas	$19.9	$26.5	$71.7	$98.8
Europe	39.0	28.4	118.2	96.2
Science Education	3.5	4.8	(0.4)	(0.7)

Total	62.4	59.7	189.5	194.3
Interest income	0.2	0.5	1.0	1.8
Interest expense	(48.0)	(55.5)	(143.8)	(154.3)
Other income (expense), net	(30.4)	(13.0)	(23.3)	6.9
Loss on extinguishment of long-term debt	—	(4.2)	(2.0)	(4.2)

(Loss) income before income taxes	$(15.8)	$(12.5)	$21.4	$44.5

The operating income of the Americas and Europe reportable segments for the three and nine months ended September 30, 2013, include $9.9 million and $2.0 million, respectively, in charges relating to the Program. See Note 4.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

(15) Condensed Consolidating Financial Information

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$—	$3.8	$148.7	$—	$152.5
Compensating cash balance	—	—	29.1	—	29.1
Trade accounts receivable, net	—	—	605.0	—	605.0
Inventories	—	158.7	189.2	—	347.9
Other current assets	1.7	25.3	68.2	—	95.2
Intercompany receivables	60.7	470.3	2.4	(533.4)	—

Total current assets	62.4	658.1	1,042.6	(533.4)	1,229.7
Property and equipment, net	—	119.5	128.3	—	247.8
Goodwill	—	927.3	980.2	—	1,907.5
Other intangible assets, net	—	979.3	756.8	—	1,736.1
Deferred income taxes	204.7	—	12.2	(204.6)	12.3
Investment in subsidiaries	2,890.2	1,869.5	—	(4,759.7)	—
Other assets	23.6	49.7	4.6	—	77.9
Intercompany loans	1,025.2	75.2	396.0	(1,496.4)	—

Total assets	$4,206.1	$4,678.6	$3,320.7	$(6,994.1)	$5,211.3

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$68.4	$1.1	$46.1	$—	$115.6
Accounts payable	—	244.5	209.2	—	453.7
Accrued expenses	4.5	49.9	135.7	—	190.1
Intercompany payables	1.2	22.5	509.7	(533.4)	—

Total current liabilities	74.1	318.0	900.7	(533.4)	759.4
Long-term debt and capital lease obligations	2,633.1	0.7	152.3	—	2,786.1
Other long-term liabilities	0.4	59.2	115.1	—	174.7
Deferred income taxes	—	413.2	221.0	(204.6)	429.6
Intercompany loans	437.0	998.1	61.3	(1,496.4)	—

Total liabilities	3,144.6	1,789.2	1,450.4	(2,234.4)	4,149.8
Redeemable equity units	41.2	—	—	—	41.2
Total stockholders’ equity	1,020.3	2,889.4	1,870.3	(4,759.7)	1,020.3

Total liabilities, redeemable equity units and stockholders’ equity	$4,206.1	$4,678.6	$3,320.7	$(6,994.1)	$5,211.3

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$540.2	$526.1	$(11.1)	$1,055.2
Cost of goods sold	—	406.0	362.1	(11.1)	757.0

Gross profit	—	134.2	164.0	—	298.2
Selling, general and administrative expenses	0.7	112.8	138.5	(16.2)	235.8

Operating (loss) income	(0.7)	21.4	25.5	16.2	62.4
Interest expense, net of interest income	(37.2)	(7.5)	(3.1)	—	(47.8)
Other income (expense), net	(35.3)	4.6	16.5	(16.2)	(30.4)

(Loss) income before income taxes and equity in earnings of subsidiaries	(73.2)	18.5	38.9	—	(15.8)
Income tax benefit (provision)	28.4	(12.8)	(13.3)	—	2.3
Equity in earnings of subsidiaries, net of tax	31.3	25.6	—	(56.9)	—

Net (loss) income	$(13.5)	$31.3	$25.6	$(56.9)	$(13.5)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$545.4	$493.2	$(9.4)	$1,029.2
Cost of goods sold	—	408.5	343.7	(9.4)	742.8

Gross profit	—	136.9	149.5	—	286.4
Selling, general and administrative expenses	0.5	118.5	122.6	(14.9)	226.7

Operating (loss) income	(0.5)	18.4	26.9	14.9	59.7
Interest expense, net of interest income	(42.7)	(8.7)	(3.6)	—	(55.0)
Other income (expense), net	(16.9)	6.2	12.6	(14.9)	(13.0)
Loss on extinguishment of long-term debt	(4.2)	—	—	—	(4.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(64.3)	15.9	35.9	—	(12.5)
Income tax benefit (provision)	24.5	(9.9)	(10.3)	—	4.3
Equity in earnings of subsidiaries, net of tax	31.6	25.6	—	(57.2)	—

Net (loss) income	$(8.2)	$31.6	$25.6	$(57.2)	$(8.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,578.2	$1,583.4	$(33.1)	$3,128.5
Cost of goods sold	—	1,187.3	1,083.0	(33.1)	2,237.2

Gross profit	—	390.9	500.4	—	891.3
Selling, general and administrative expenses	2.4	335.5	412.5	(48.6)	701.8

Operating (loss) income	(2.4)	55.4	87.9	48.6	189.5
Interest expense, net of interest income	(111.1)	(21.9)	(9.8)	—	(142.8)
Other income (expense), net	(19.9)	20.6	24.6	(48.6)	(23.3)
Loss on extinguishment of long-term debt	(2.0)	—	—	—	(2.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(135.4)	54.1	102.7	—	21.4
Income tax benefit (provision)	51.6	(31.9)	(36.1)	—	(16.4)
Equity in earnings of subsidiaries, net of tax	88.8	66.6	—	(155.4)	—

Net income	$5.0	$88.8	$66.6	$(155.4)	$5.0

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$1,601.4	$1,509.4	$(25.5)	$3,085.3
Cost of goods sold	—	1,189.7	1,040.5	(25.5)	2,204.7

Gross profit	—	411.7	468.9	—	880.6
Selling, general and administrative expenses	2.4	347.9	383.8	(47.8)	686.3

Operating (loss) income	(2.4)	63.8	85.1	47.8	194.3
Interest expense, net of interest income	(118.3)	(23.7)	(10.5)	—	(152.5)
Other income (expense), net	2.9	27.0	24.8	(47.8)	6.9
Loss on extinguishment of long term debt	(4.2)	—	—	—	(4.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(122.0)	67.1	99.4	—	44.5
Income tax benefit (provision)	47.7	(36.3)	(31.0)	—	(19.6)
Equity in earnings of subsidiaries, net of tax	99.2	68.4	—	(167.6)	—

Net income	$24.9	$99.2	$68.4	$(167.6)	$24.9

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net (loss) income	$(13.5)	$31.3	$25.6	$(56.9)	$(13.5)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	61.3	61.3	61.3	(122.6)	61.3
Derivative instruments:
Net unrealized loss arising during the period	(0.8)	(0.8)	(0.8)	1.6	(0.8)
Reclassification of gains into earnings	(0.9)	(1.0)	(1.0)	2.0	(0.9)
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.4	0.4	0.4	(0.8)	0.4

Other comprehensive income	60.0	59.9	59.9	(119.8)	60.0

Comprehensive income	$46.5	$91.2	$85.5	$(176.7)	$46.5

Condensed Consolidating Statement of Comprehensive Income or Loss

Three Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net (loss) income	$(8.2)	$31.6	$25.6	$(57.2)	$(8.2)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	33.3	33.3	33.3	(66.6)	33.3
Derivative instruments:
Net unrealized loss arising during the period	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Reclassification of losses into earnings	1.2	0.8	0.8	(1.6)	1.2
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.1	0.1	0.1	(0.2)	0.1

Other comprehensive income	34.3	33.9	33.9	(67.8)	34.3

Comprehensive income	$26.1	$65.5	$59.5	$(125.0)	$26.1

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income or Loss

Nine Months Ended September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$5.0	$88.8	$66.6	$(155.4)	$5.0
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	23.9	23.9	23.9	(47.8)	23.9
Derivative instruments:
Net unrealized gain arising during the period	2.7	2.7	2.7	(5.4)	2.7
Reclassification of gains into earnings	(2.5)	(3.0)	(3.0)	6.0	(2.5)
Defined benefit plans:
Reclassification of actuarial losses into earnings	1.1	1.1	1.1	(2.2)	1.1

Other comprehensive loss	25.2	24.7	24.7	(49.4)	25.2

Comprehensive income	$30.2	$113.5	$91.3	$(204.8)	$30.2

Condensed Consolidating Statement of Comprehensive Income or Loss

Nine Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$24.9	$99.2	$68.4	$(167.6)	$24.9
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	1.0	1.0	1.0	(2.0)	1.0
Derivative instruments:
Net unrealized loss arising during the period	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Reclassification of losses into earnings	2.2	0.8	0.8	(1.6)	2.2
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.5	0.5	0.5	(1.0)	0.5

Other comprehensive income	3.5	2.1	2.1	(4.2)	3.5

Comprehensive income	$28.4	$101.3	$70.5	$(171.8)	$28.4

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(126.7)	$12.2	$249.4	$—	$134.9

Cash flows from investing activities:
Intercompany investing transactions	205.0	226.9	—	(431.9)	—
Acquisitions of businesses	—	(13.6)	(12.7)	—	(26.3)
Capital expenditures	—	(16.3)	(20.0)	—	(36.3)
Proceeds from sales of property and equipment	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	205.0	197.2	(32.7)	(431.9)	(62.4)

Cash flows from financing activities:
Intercompany financing transactions	—	(205.0)	(226.9)	431.9	—
Proceeds from debt	230.1	—	57.8	—	287.9
Repayment of debt	(302.6)	—	(35.4)	—	(338.0)
Other financing activities, net	(7.0)	(3.9)	(0.1)	—	(11.0)

Net cash used in financing activities	(79.5)	(208.9)	(204.6)	431.9	(61.1)

Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Net (decrease) increase in cash and cash equivalents	(1.2)	0.5	13.4	—	12.7
Cash and cash equivalents beginning of period	1.2	3.3	135.3	—	139.8

Cash and cash equivalents end of period	$—	$3.8	$148.7	$—	$152.5

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(141.6)	$60.6	$41.9	$—	$(39.1)

Cash flows from investing activities:
Intercompany investing transactions	65.2	22.0	—	(87.2)	—
Acquisitions of businesses	—	(11.1)	(77.5)	—	(88.6)
Capital expenditures	—	(29.7)	(9.0)	—	(38.7)
Proceeds from sale of property and equipment	—	3.0	—	—	3.0
Other investing activities	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	65.2	(14.6)	(86.5)	(87.2)	(123.1)

Cash flows from financing activities:
Intercompany financing transactions	—	(65.2)	(22.0)	87.2	—
Proceeds from debt	1,110.7	—	100.5	—	1,211.2
Repayment of debt	(401.0)	(0.2)	(48.1)	—	(449.3)
Restricted cash deposits with trustee	(639.6)	—	—	—	(639.6)
Other financing activities, net	6.3	6.7	(16.0)	—	(3.0)

Net cash provided by (used in) financing activities	76.4	(58.7)	14.4	87.2	119.3

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net decrease in cash and cash equivalents	—	(12.7)	(28.7)	—	(41.4)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$—	$17.5	$105.7	$—	$123.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2013	2012	Amount	%	2013	2012	Amount	%
Net sales	$1,055.2	$1,029.2	$26.0	2.5%	$3,128.5	$3,085.3	$43.2	1.4%
Operating income	62.4	59.7	2.7	4.5%	189.5	194.3	(4.8)	(2.5)%
Net (loss) income	(13.5)	(8.2)	(5.3)	(64.6)%	5.0	24.9	(19.9)	(79.9)%

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•

acquisitions of certain businesses in our Americas and Europe segments, causing our reported growth to be greater than comparable growth or causing our reported declines to be lesser than comparable declines;

•	foreign currency translation, including our recognition of net unrealized translation gains and losses on certain portions of our debt;

•	a global restructuring program initiated in the third quarter of 2013; and

•

our recognition of losses on extinguishment of long-term debt in the first quarter of 2013 and the third quarter of 2012 resulting from a refinancing of previously non-extended term loans under our Senior Secured Credit Facility and from a tender offer on our 10.25% Senior Notes, respectively.

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

Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes.

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

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

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of KLEN, Sovereign, CR Lab and UBI have been included in our Americas segment and the results of VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to measure our operating performance.

Restructurings

In September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). In connection with these actions, we recognized restructuring charges, both cash and non-cash in nature, of $9.9 million and $2.0 million, for the Americas and Europe, respectively. Refer to Note 4 in Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Program and other cost reduction initiatives.

Results of Operations

Net Sales

The following tables present net sales and net sales changes by segment for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$598.1	$605.1	$(7.0)	(1.2)%	$(3.5)	$8.4	$(11.9)	(2.0)%
Europe	426.3	388.0	38.3	9.9%	17.5	8.4	12.4	3.2%
Science Education	30.8	36.1	(5.3)	(14.7)%	—	—	(5.3)	(14.7)%

Total	$1,055.2	$1,029.2	$26.0	2.5%	$14.0	$16.8	$(4.8)	(0.5)%

	Nine Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$1,780.7	$1,802.6	$(21.9)	(1.2)%	$(4.1)	$26.3	$(44.1)	(2.4)%
Europe	1,279.7	1,198.0	81.7	6.8%	24.7	50.6	6.4	0.5%
Science Education	68.1	84.7	(16.6)	(19.6)%	—	—	(16.6)	(19.6)%

Total	$3,128.5	$3,085.3	$43.2	1.4%	$20.6	$76.9	$(54.3)	(1.8)%

Net sales from comparable operations for the three and nine months ended September 30, 2013, decreased approximately $4.8 million or 0.5% and decreased $54.3 million or 1.8%, respectively, compared to the prior periods. The decrease in net sales from comparable operations in the three and nine months periods is primarily due to a reduction in sales volume in both our Americas and Science Education segments.

Net sales from comparable operations in our Americas segment for the three and nine months ended September 30, 2013, decreased approximately $11.9 million or 2.0% and decreased $44.1 million or 2.4%, respectively, compared to the prior periods. In our Americas segment, net sales of capital goods (including equipment, instruments and furniture) increased by low single-digit rates, while net sales of consumable products (including chemicals) decreased by low single-digit rates. Net sales across all primary customer channels were flat or decreased by low single-digit rates.

Net sales from comparable operations in our Europe segment for the three and nine months ended September 30, 2013, increased approximately $12.4 million or 3.2% and increased $6.4 million or 0.5%, respectively, compared to the prior periods. Net sales of consumable products (including chemicals) increased by low single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by low-to-mid single-digit rates. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by low single-digit rates. Net sales to education customers and governmental entities increased by mid single-digit rates in the three month period, and were generally flat in the nine month period.

Net sales in our Science Education segment for the three and nine months ended September 30, 2013, decreased $5.3 million or 14.7% and decreased $16.6 million or 19.6%, respectively, compared to the prior periods. The decrease is primarily due to reductions in sales volume in our core science supplies businesses and our publisher kitting business. For the three month period, sales were also negatively impacted in 2013 by a delay in order timing and fulfillment associated with our back-to-school selling season. For the nine month period, the decrease is also due to the divestiture of our primary retail product line in July 2012. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following tables present gross profit and gross profit as a percentage of net sales for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$298.2	$286.4	$11.8	4.1%	$4.6	$5.3	$1.9	0.7%
Percentage of net sales (gross margin)	28.3%	27.8%	50 basis points

	Nine Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$891.3	$880.6	$10.7	1.2%	$6.9	$24.3	$(20.5)	(2.3)%
Percentage of net sales (gross margin)	28.5%	28.5%	— basis points

Gross profit from comparable operations for the three and nine months ended September 30, 2013, increased approximately $1.9 million or 0.7% and decreased $20.5 million or 2.3%, respectively, compared to the prior periods. The three month period was positively influenced by higher sales volume and a favorable sales mix in Europe, while the nine month period was negatively influenced by overall lower sales volume.

Consolidated gross margin for the three and nine months ended September 30, 2013, increased 50 basis points to 28.3% and was unchanged at 28.5%, respectively. The three month period was positively influenced by a favorable product and customer sales mix in our Europe segment, partially offset by an unfavorable pricing environment globally. The nine month period was influenced by a more favorable product and customer sales mix in our Europe segment, but such positive factors were substantially offset by unfavorable product sales mix in our Americas segment, unfavorable customer sales mix in our Science Education segment and, more globally, a competitive pricing environment.

Selling, General and Administrative Expenses

The following tables present selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$235.8	$226.7	$9.1	4.0%	$3.6	$4.4	$1.1	0.5%
Percentage of net sales	22.3%	22.0%	30 basis points

	Nine Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$701.8	$686.3	$15.5	2.3%	$5.8	$20.7	$(11.0)	(1.6)%
Percentage of net sales	22.4%	22.2%	20 basis points

SG&A expenses from comparable operations for the three and nine months ended September 30, 2013, increased approximately $1.1 million or 0.5% and decreased $11.0 million or 1.6%, respectively, compared to the prior periods. In the three month period, the increase was primarily attributable to increased restructuring charges of $10.0 million, partially offset by lower personnel costs. In the nine month period, the decrease was primarily attributable to lower personnel costs and lower severance charges associated with executive departures, partially offset by restructuring charges.

SG&A expenses for the three and nine months ended September 30, 2013 included $11.4 million for charges associated with the Program (as defined above), of which $9.4 million was for Americas and $2.0 million was for Europe. SG&A expenses for the three and nine months ended September 30, 2012 included charges of $1.4 million associated with implementing cost reduction initiatives in our Europe segment. Refer to Note 4 in Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Program and other cost reduction initiatives.

Operating Income (Loss)

The following tables present operating income (loss) and operating income (loss) changes by segment for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$19.9	$26.5	$(6.6)	(24.9)%	$—	$0.2	$(6.8)	(25.7)%
Europe	39.0	28.4	10.6	37.3%	1.0	0.7	8.9	31.3%
Science Education	3.5	4.8	(1.3)	(27.1)%	—	—	(1.3)	(27.1)%

Total	$62.4	$59.7	$2.7	4.5%	$1.0	$0.9	$0.8	1.3%

	Nine Months Ended September 30,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$71.7	$98.8	$(27.1)	(27.4)%	$(0.3)	$—	$(26.8)	(27.1)%
Europe	118.2	96.2	22.0	22.9%	1.4	3.6	17.0	17.7%
Science Education	(0.4)	(0.7)	0.3	42.9%	—	—	0.3	42.9%

Total	$189.5	$194.3	$(4.8)	(2.5)%	$1.1	$3.6	$(9.5)	(4.9)%

Operating income from comparable operations for the three and nine months ended September 30, 2013, increased approximately $0.8 million or 1.3% and decreased $9.5 million or 4.9%, respectively, compared to the prior periods. The increase in operating income during the three month period was primarily due to an increase in gross profit of $1.9 million, offset by an increase in SG&A expense of $1.1 million. The decrease in operating income during the nine month period was primarily due to reduced gross profit of $20.5 million, partially offset by a decrease in SG&A expense of $11.0 million. In addition, the impact of restructuring charges reduced operating income by $11.9 million and $1.4 million in the three months ended September 30, 2013 and 2012, respectively.

Operating income from comparable operations in our Americas segment for the three and nine months ended September 30, 2013, decreased approximately $6.8 million or 25.7% and decreased $26.8 million or 27.1%, respectively, compared to the prior periods. The decline in operating income for the three and nine month periods primarily resulted from decreases in gross profit of approximately $5.1 million and $27.6 million, respectively, primarily due to lower sales volume. Additionally, in the three and nine month periods, operating income was negatively impacted by increases in SG&A expenses associated with restructuring charges of $9.4 million.

Operating income from comparable operations in our Europe segment for the three and nine months ended September 30, 2013, increased approximately $8.9 million or 31.3% and increased $17.0 million or 17.7%, respectively, compared to the prior periods, resulting from increases in gross profit of approximately $9.1 million and $13.9 million, respectively, and from a year-to-date decrease in SG&A expenses of approximately $3.1 million, largely attributable to lower personnel costs and recent cost reduction initiatives.

Operating income in our Science Education segment for the three months ended September 30, 2013, decreased approximately $1.3 million or 27.1%, compared to the prior period. Operating loss in our Science Education segment for the nine months ended September 30, 2013, decreased $0.3 million or 42.9%, compared to the prior period. The reduction in operating income for the three month period was due to a decrease in gross profit of approximately $2.1 million, from lower sales volume, partially offset by a decrease in SG&A expenses of approximately $0.8 million, primarily due to recent cost reduction initiatives. The decrease in operating loss for the nine month period was due to lower SG&A expenses of approximately $7.1 million, partially offset by decreases in gross profit of approximately $6.8 million.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three and nine months ended September 30, 2013, was $47.8 million and $142.8 million, respectively, compared to $55.0 million and $152.5 million for the three and nine months ended September 30, 2012, respectively. The decreases in net interest expense for the three and nine month periods are primarily attributable to the maturity of our interest rate swap arrangements in 2012, a reduction in amortization of deferred debt issuance costs and net savings associated with recent refinancings of our Senior Secured Credit Facility and 7.25% Senior Notes, partially offset by increased interest associated with higher average revolving loan balances in the 2013 periods.

In the three and nine months ended September 30, 2012, our interest rate swap arrangements resulted in our recognition of net losses and the continued amortization of losses from our prior designation of these swaps as hedging instruments (See Note 13(c) in Item 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 11 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q).

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of unrealized foreign currency exchange gains and losses. We recognized net exchange losses of $30.4 million and $23.3 million for the three and nine months ended September 30, 2013, respectively, and a net exchange loss of $13.0 million and a net exchange gain of $7.6 million for the three and nine months ended September 30, 2012, respectively. Other income (expense), net for the nine months ended September 30, 2012 also included $0.7 million of third party fees and fees paid to lenders associated with an amendment to our Senior Secured Credit Facility.

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

In connection with the issuance of the 7.25% Senior Notes on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

Income Taxes

For the three months ended September 30, 2013 and 2012, our income tax benefit was $2.3 million and $4.3 million, respectively. For the nine months ended September 30, 2013 and 2012, our income tax provision was $16.4 million and $19.6 million, respectively.

The tax benefit recognized during the three months ended September 30, 2013, was primarily the result of benefits from domestic operating losses, including our recognition of interest expense and net exchange losses. The tax provision recognized during the nine months ended September 30, 2013, was primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized, partially offset by tax benefits associated with losses recognized in our domestic operations.

The tax benefit recognized during the three months ended September 30, 2012, was primarily the result of benefits from domestic operating losses, including our recognition of interest expense, net exchange losses and a loss on extinguishment of a portion of our 10.25% Senior Notes. The tax provision recognized during the nine months ended September 30, 2012, was primarily the result of taxes on operating profits in our foreign operations partially offset by benefits from domestic operating losses.

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

As of September 30, 2013, we had $152.5 million of cash and cash equivalents on hand and our compensating cash balance was $29.1 million. We had $2,901.7 million of outstanding indebtedness as of September 30, 2013, comprised of $1,421.1 million of indebtedness under our Senior Secured Credit Facility, $750.0 million of 7.25% Senior Notes, $530.5 million of 10.75% Senior Subordinated Notes, $139.5 million under our A/R Facility, $29.1 million of compensating cash indebtedness and $31.5 million of other indebtedness.

We had aggregate unused availability of $170.5 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of September 30, 2013. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and nine months ended September 30, 2013, were $229.1 million and $243.2 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of September 30, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of September 30, 2013, $137.2 million of our $152.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

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

Based on the terms and conditions of these debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our multi-currency revolving loan facility and our A/R Facility will be adequate to permit us to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature during 2016 and 2017. We currently intend to reduce our debt to earnings ratio in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.

During September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses. Refer to Note 4 in Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q for more information on these actions. Cost savings related to this program are expected to aggregate approximately $35 million, when fully implemented. The majority of the cost savings are expected to be realized by the end of 2014.

On November 7, 2013, VWR International and VRF signed an agreement to extend the maturity date and otherwise amend the A/R Facility. The A/R Facility will now terminate on November 4, 2016. The aggregate principal amount going forward will not exceed $175.0 million.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities, excluding working capital changes	$113.9	$104.9
Cash flows from working capital changes, net	21.0	(144.0)

Cash flows from operating activities	$134.9	$(39.1)

Net cash provided by (used in) operating activities was $134.9 million and $(39.1) million during the nine months ended September 30, 2013 and 2012, respectively. The increase in operating cash flows was primarily attributable to comparatively higher cash flows from working capital components and lower cash paid for interest.

Cash flows from working capital components improved $165.0 million to a source of cash of $21.0 million in the 2013 period from a use of cash of $144.0 million in the 2012 period. The net improvement in working capital cash flows was influenced by comparatively higher cash flows from accounts payable, trade accounts receivable, accrued expenses and inventories.

Cash flows from accounts payable improved to a source of cash of $40.8 million in the 2013 period from a use of cash of $19.7 million in 2012 period, primarily influenced by the timing of inventory purchases, specifically from higher sequential purchases of goods in the 2013 period. Cash flows from trade accounts receivable changed to a use of cash of $4.6 million in the 2013 period from a use of cash of $58.7 million in the 2012 period. The use of cash in the 2013 period was attributable to timing of sales, specifically from increased sequential sales in the 2013 period, and was partially offset by comparatively favorable collection efforts in the second and third quarters of 2013. Cash flows from trade accounts receivable in the 2012 period were negatively impacted by delayed customer collections caused by an enterprise resource planning system implementation in the United States. Cash flows from accrued expenses and other long-term liabilities changed to a use of cash of $2.6 million in the 2013 period from a use of cash of $30.8 million in the 2012 period, primarily due to lower payments associated with our performance-based cash incentive compensation programs in the 2013 period. Cash flows from inventories changed to a use of cash of $15.2 million in the 2013 period from a use of cash of $32.3 million in the 2012 period. The use of cash in the 2013 period was primarily due to the expansion of inventories in the Americas. Cash flows from inventories in the 2012 period were unfavorably impacted by a temporary expansion in inventories associated with the transition to a new regional distribution center in Visalia, California.

We paid cash interest of $154.8 million and $160.6 million during the nine months ended September 30, 2013 and 2012, respectively. Net cash savings associated with recent refinancings of our Senior Secured Credit Facility and 7.25% Senior Notes and the maturity of our interest rate swap arrangements were partially offset by increased aggregate cash interest under our multi-currency revolving loan facility and our A/R Facility and timing differences between the periods. Cash interest paid in the 2013 period includes $4.5 million related to interest on our Senior Subordinated Notes for the fourth quarter of 2012. Cash interest paid in the 2012 period excludes $4.4 million related to interest on our Senior Subordinate Notes for the third quarter of 2012 that was not paid until the fourth quarter of 2012.

Investing Activities

Net cash used in investing activities was $62.4 million and $123.1 million during the nine months ended September 30, 2013 and 2012, respectively. The change in investing cash flows from period to period was primarily due to lower funding of business acquisitions in the 2013 period. We anticipate approximately $45 million of capital expenditures in the year ended December 31, 2013.

Financing Activities

Net cash (used in) provided by financing activities was $(61.1) million and $119.3 million during the nine months ended September 30, 2013 and 2012, respectively. Cash used in financing activities for the 2013 period was primarily attributable to net payments under our multi-currency revolving loan facility and repurchases of equity units. Positive operating cash flows in 2013 allowed us to reduce our debt. Cash provided by financing activities for the 2012 period was significantly influenced by the issuance of $750.0 million of 7.25% Senior Notes, the extinguishment of $102.7 million of 10.25% Senior Notes and the establishment of a $639.6 million restricted cash deposit with trustee. Additionally, in 2012, net cash provided by financing activities was primarily attributable to net proceeds from our multi-currency revolving loan facility, our A/R Facility and net bank overdrafts, partially offset by cash paid for costs incurred to amend our Senior Secured Credit Facility and issue our 7.25% Senior Notes and for the repurchases of equity units.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and pension and other long-term obligations. There have been no material changes to contractual obligations as reflected in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, except for a reduction in our compensating cash balance and an amendment to our A/R Facility, as reflected in our condensed consolidated balance sheets and Note 6, each in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies

Refer to Note 15 in Item 8 — “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2012, and Note 13 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q.

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

We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2012, for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of September 30, 2013.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings and matters, see Note 13 in Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, that could affect our business, results of operations and financial condition.

Item 6.	Exhibits

Exhibit Number	Description of Documents	Method of Filing

10.1

Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group

Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

By:	/s/ Douglas J. Pitts
	Name:	Douglas J. Pitts
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

10.1

Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group

Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith