Form 10-K
period 2013-12-31
VWR Funding, Inc.
filed 2014-03-03
CIK 1319764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2013, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at February 28, 2014, was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

VWR FUNDING, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

As used in this Annual Report on Form 10-K, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the global laboratory supply industry. VWR enables the advancement of the world’s critical research through the distribution of a highly diversified product line to most of the world’s leading pharmaceutical and biotech companies, as well as industrial, educational and governmental organizations. Our business is highly diversified across products and services, geographic regions and customer segments.

With over 160 years of industry experience, VWR offers a well-established distribution network that reaches thousands of specialized labs and facilities spanning the globe. We distribute chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. In addition, VWR further supports its customers by providing onsite services, storeroom management, product procurement, supply chain systems integration, scientific services and technical services including laboratory and furniture design, supply and installation. We provide distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers in 35 countries, processing approximately 45,000 order lines daily from a logistical network of more than 50 strategically located distribution centers and regional service centers.

The roots of our business date back to 1852. Following a series of business combinations, in 1966 the Company became part of Univar Corporation. In 1986, the Company became a publicly-traded company following a spin-off from Univar Corporation and embarked on a substantial expansion program. In 1995, the Company acquired Baxter International’s industrial distribution business, more than doubling its revenue base. In connection with this acquisition, Merck KGaA acquired 49.9% of the Company’s then outstanding shares and, in 1999, Merck KGaA acquired the remainder of the Company’s shares. During the period from 1995 through 1999, Merck KGaA actively built its scientific supplies distribution business in Europe through a series of acquisitions. In 2001, Merck KGaA combined the operations of the U.S. and European distribution businesses, and in 2002, consolidated them under a common U.S. parent company, creating a leader in the global laboratory supply industry. In 2004, the Company was acquired from Merck KGaA by CDRV Investors, Inc. (“CDRV”).

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

The Merger, including the redemption of previous debt and the payment of related fees and expenses, was financed by equity contributions of $1,425.0 million, the issuance of $675.0 million aggregate principal amount of 10.25%/11.25% unsecured senior notes due 2015 (the “10.25% Senior Notes”), the issuance of $353.3 million and €125.0 million aggregate principal amount of 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”) and senior secured term loan borrowings under a senior secured credit facility of $615.0 million and €600.0 million (the “Senior Secured Credit Facility”). In June 2012, January 2013 and January 2014, we completed amendments to the Senior Secured Credit Facility which lowered the margin we pay on the loans and extended the maturities for a portion of our revolving credit commitments and all senior secured term loan borrowings. In August 2012, the Company commenced a tender offer to purchase the then outstanding 10.25% Senior Notes. In a series of transactions concluding in October 2012, the Company issued $750.0 million aggregate principal amount of 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”) and redeemed the 10.25% Senior Notes. These, together with an accounts receivable securitization facility that we entered into during 2011 (the “A/R Facility”) and amended and extended in November 2013, comprised the majority of our financing as of December 31, 2013. See Note 10 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our indebtedness.

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

See Note 18 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about business segments and geographical areas.

Customers and Markets

Management estimates that annual industry-wide revenues in the global laboratory supply industry in which our Americas and Europe segments operate are approximately $38 billion, based on trade association data. Our net sales in these segments are influenced by, but not directly correlated with, the growth of research and development and production spending from a diversified group of end-users, and we expect that demand may vary by type of end-user.

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

We serve our customers globally through our operations in 35 countries. We established a presence in Asia Pacific in 2006 and in Central and South America through targeted acquisitions completed in 2011, 2012 and 2013.

We seek to be the principal provider of laboratory supplies to our customer base. We are a significant provider of laboratory supplies to a majority of the world’s 20 largest pharmaceutical companies. Pharmaceutical and biotechnology companies (collectively, “BioPharma”) represented approximately 40% of our 2013 net sales, and together with universities and colleges and governmental entities, accounted for approximately 62% of our 2013 net sales. In 2013, our top 20 customers accounted for approximately 17% of our net sales, with no single customer representing more than 4% of our net sales. As of December 31, 2013, our top 10 customers have had relationships with us averaging more than 12 years.

The following chart sets forth our consolidated customer sales mix for 2013:

Fragmentation and Consolidation

The global laboratory supply market segment is fragmented. Because scientific research supplies are manufactured and distributed by thousands of different companies, end-users are required to maintain a complex infrastructure in order to find and order the best product at the right price. This may lead end-users to view major distribution companies as a means to reduce the total cost of purchasing by eliminating complexity and improving the effectiveness of the supply chain. In addition, these inefficiencies may also lead to industry consolidation in the future, as the larger distribution companies acquire smaller distribution companies.

Products and Services

We offer a wide range of products, including chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing, laboratory furniture and scientific educational materials for primary and secondary schools. We currently market more than 1 million products from a network comprised of thousands of suppliers. Our average order size is approximately $600. Many of our products, including chemicals, laboratory and production supplies and science education products, are consumable in nature. These products are basic and essential supplies required by research and quality control laboratories and represented approximately three-quarters of our net sales in 2013. We also offer durable products, including, but not limited to, centrifuges, fume hoods, workstations, ovens, microscopes, lab furniture and cold storage equipment.

We distribute products sourced from a wide array of manufacturers and are a primary distributor for a variety of major manufacturers. We offer customers a large selection of products designed to meet their individual needs from a combination of premium, “value-for-money” and lower-cost products. In 2013, approximately 80% of our laboratory distribution product sales consisted of branded products, with the balance comprised of private label products, primarily in the “value for money” category.

We provide services to customers ranging from single-site laboratories and/or production facilities to large multinational corporations with multiple locations. These services cover a broad range of customer needs and include scientific services, technical services, on-site storeroom services and laboratory and furniture design, supply and installation. While we believe the provision of services is an important element of our value proposition to our customers, net sales and operating income derived from such services are not material.

The following chart sets forth our consolidated product sales mix for 2013:

Distribution Network

We operate a distribution network of over 4 million square feet of distribution space, which consists of strategically located distribution centers and various smaller regional service centers and “just-in-time” facilities for customer-specific requirements. We ship products to more than 275,000 customer locations worldwide. Customer contact centers have the responsibility for order entry and customer service. Our distribution centers receive products from manufacturers, manage inventory and fill and ship customer orders. We also contract with third parties to ship products directly to our customers based on our instructions.

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

We also provide printed literature including flyers, brochures, magazines and general catalogs. Our general catalogs, which present the most comprehensive view of our product portfolio, are printed in over 20 languages and distributed worldwide. General catalogs are supplemented by specialty catalogs and brochures geared toward specific industries, applications and product lines. In addition, we produce several serial publications that engage our customers with informative articles and a focused product offering, timed to release during prime purchasing seasons.

Suppliers

We distribute products sourced from a wide range of manufacturers. This includes a majority of the major manufacturers of laboratory chemicals, glassware, plasticware, instruments and other laboratory equipment, protective clothing and laboratory furniture who sell through distributors. In many cases, we believe we are a principal distributor for these major manufacturers. As of December 31, 2013, our top 10 suppliers have had relationships with us averaging more than 12 years.

Merck KGaA is one of our major suppliers of chemical and other products. Merck KGaA and its affiliates supplied products accounting for approximately 10% of our consolidated net sales in 2013, 2012 and 2011. We have concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence. Merck KGaA has the right to terminate these agreements if certain events occur.

Intellectual Property

We believe the VWR tradename is well recognized in the global laboratory supply industry and by scientists and is therefore a valuable asset of ours. We use a number of registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. In some cases, however, we do not own the existing applications and registrations for our material trademarks or service marks in each country in which we do business. Generally, registered trademarks have perpetual lives, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

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

Competition

We operate in a highly competitive environment. We compete in the global laboratory supply industry primarily with Thermo Fisher Scientific Inc. which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with a wide range of manufacturers selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities, service offerings and the ability to meet the special requirements of customers.

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

Employees

As of December 31, 2013, we had approximately 8,400 employees, including approximately 3,800 in North America, 3,400 in Europe, 1,000 in Asia Pacific (including approximately 700 employees in our shared service centers) and 200 in Central and South America. As of December 31, 2013, approximately 5% of our employees in North America were represented by unions, and virtually all of our employees in Europe are represented by workers’ councils and/or unions. While we believe our relations with our employees are good, there can be no assurance that further union expansion will not occur.

Environmental, Health and Safety Matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the manufacturing, handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we manufacture handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material impact on our business, financial condition and results of operations.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2013, we had an aggregate principal amount of debt outstanding of $2,854.4 million, including our 7.25% Senior Notes, our Senior Subordinated Notes, our Senior Secured Credit Facility and our A/R Facility. Our high level of debt could have important consequences to us including the following:

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

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Secured Credit Facility and our A/R Facility are scheduled to mature in 2016, and significant portions of our other long term debt are scheduled to mature in 2017, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Secured Credit Facility and the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

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

A deterioration in general economic conditions or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all industry segments that we serve. In particular, we may experience a reduction in revenues from certain of our customers in the pharmaceutical industry, which have restructured research functions resulting in workforce reductions, facility closures and budget reductions; from certain of our customers in the biotechnology industry, which are experiencing increased economic and liquidity pressures; and from schools in the United States served by our Science Education segment, which have been reducing and adjusting budgeted expenditures in light of reductions in state and local funding. In addition, certain of our customers who depend on federal funding to finance their scientific research may be adversely impacted by federal spending cuts required by the “sequestration” mechanism in the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013. Sequestration, which went into effect in March 2013, mandates $1.2 trillion of spending reductions split between domestic and defense spending over the next ten years. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

We compete in the global laboratory supply industry primarily with Thermo Fisher Scientific Inc., which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities, service offerings and the ability to meet the special requirements of customers.

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

We offer products from a wide range of manufacturers. While there is generally more than one source of supply for most of the categories of products that we sell, we currently do not manufacture the majority of our products and are dependent on these manufacturers for access to those products. Our most significant dependence is on Merck KGaA and its affiliates, which supplied products that accounted for approximately 10% of our net sales in 2013. We have concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence.

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

We intend to continue to review and complete selective acquisition opportunities throughout the world as a part of our growth strategy. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to fund the transaction. In addition, any completed acquisition will subject us to a variety of other risks:

•	we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•	acquisitions may have a material adverse effect on our business relationships with existing or future suppliers; in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;

•	we may assume substantial actual or contingent liabilities;

•	acquisitions may not meet our expectations of future financial performance;

•	we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

The international scope of our operations may adversely affect our business.

We derived approximately 50% of our 2013 net sales from operations outside the United States, and we are continuing to expand our sourcing, commercial operations and administrative activities internationally. Accordingly, we face certain risks, including:

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

Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. The results of our 2011, 2010 and 2008 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million, $48.1 million, and $392.1 million, respectively. The impairment charges from 2011 and 2010 were associated with our Science Education segment, whereas the impairment charges from 2008 were recognized at each of our segments. We believe that the impairment charges recognized in our laboratory distribution businesses in 2008 were primarily a result of macroeconomic factors, while the charges recognized in our Science Education segment were due to unfavorable industry-specific factors. We continue to be subject to the risks which led to these impairment charges. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Intangible Assets” in this Annual Report on Form 10-K for more information.

As of December 31, 2013, goodwill and intangible assets represented approximately $3.7 billion or 70% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.

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

Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we consummate additional acquisitions that vertically integrate portions of our business. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in the Asia Pacific region and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.

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

Our distribution network primarily consists of strategically located distribution centers and various smaller regional service centers where we receive products from manufacturers, manage inventory and fill and ship customer orders. We also ship a significant amount of our orders through various independent package delivery providers. Prompt shipment of our products is important to our business. Any significant disruptions to the operations of our distribution centers or such third parties for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond the control of us or such third parties, could cause our operating expenses to increase or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by our third party carriers, due to increases in fuel prices or otherwise, could adversely impact our financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.

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

We have recently completed the implementation of an enterprise resource planning system in our U.S. laboratory supply business and we plan to continue to make technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, confidentiality, integrity and availability of data and systems, to ensure our operations continue to provide a high quality service to our customers and to provide important information to our management and prepare financial information. We are continually assessing the risks and costs associated with potential problems and interruptions that could reduce the efficiency and effectiveness of our operations in the near term, looking for opportunities to transfer or share these risks with specialized information systems security providers and insuring against these risks where appropriate. Despite these efforts, the cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce our productivity, including our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, as well as disrupt or impair our ability to provide important information to our management and investors.

We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.

We serve our customers globally through our operations in 35 countries and use a number of registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in the Asia Pacific region, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.

The failure to own and have enforceable rights in the trademarks and service marks used in our business could have a material adverse effect on our business, financial condition and results of operations.

We are subject to currency risks with respect to our international operations and certain outstanding foreign-denominated debt.

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc) from our operations outside the United States. For example, in 2013 approximately 50% of our net sales came from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.

Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2013, we had €699.9 million ($963.8 million on a U.S. dollar equivalent basis as of December 31, 2013) of Euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 34% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2013, 2012 and 2011, we recognized foreign exchange (losses) gains of $(38.8) million, $(14.4) million and $21.8 million, respectively.

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

We operate more than 35 domestic facilities and more than 100 international facilities, which aggregate in excess of 5 million square feet, including offices, warehouse space and manufacturing facilities. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium. As of December 31, 2013, the following table sets forth information with respect to our principal distribution and other office facilities:

Location	Owned/Leased	Size	Type of Facility
Batavia, Illinois (1) *	Owned	360,000 sq. ft.	Distribution
Briare, France (2)	Owned/Leased	358,675 sq. ft.	Distribution/Repackaging and Mixing
Bridgeport, New Jersey (1)	Owned	369,475 sq. ft.	Distribution
Bruchsal, Germany (2)	Owned	218,906 sq. ft.	Distribution
Darmstadt, Germany (2)	Leased	58,007 sq. ft.	Offices
Debrecen, Hungary (2)	Leased	67,188 sq. ft.	Distribution/Repackaging and Mixing
Denver, Colorado (1)	Leased	130,091 sq. ft.	Distribution
Dublin, Ireland (2)	Leased	77,067 sq. ft.	Distribution
Franklin, Massachusetts (1)	Leased	55,486 sq. ft.	Distribution
Haasrode, Belgium (2)	Owned	201,447 sq. ft.	Offices/Distribution/Repackaging and Mixing
Karlskoga, Sweden (2)	Leased	129,167 sq. ft.	Distribution
Kelsterbach, Germany (2)	Leased	59,642 sq. ft.	Distribution
Lachine, Quebec, Canada (1)	Owned	235,000 sq. ft.	Distribution/Manufacturing/Offices
Llinars del Vallés, Spain (2)	Leased	72,955 sq. ft.	Distribution
Lutterworth, United Kingdom (2)	Leased	183,205 sq. ft.	Distribution
Manati, Puerto Rico (1)	Owned	130,450 sq. ft.	Distribution
Mexico City, Mexico (1)	Leased	63,948 sq. ft.	Distribution
Mississauga, Ontario, Canada (1)	Leased	110,194 sq. ft.	Distribution
Radnor, Pennsylvania (1)(3)	Leased	149,858 sq. ft.	Offices
Rochester, New York (3)	Owned	339,600 sq. ft.	Distribution/Assembly/Offices
San Dimas, California (1)	Leased	52,800 sq. ft.	Distribution
Singapore (1)(2)	Leased	74,034 sq. ft.	Distribution
Solon, Ohio (1)	Leased	175,815 sq. ft.	Distribution/Manufacturing/Offices
Sugar Land, Texas (1)	Leased	62,280 sq. ft.	Distribution
Suwanee, Georgia (1)	Leased	168,925 sq. ft.	Distribution
Tualatin, Oregon (1)	Leased	56,400 sq. ft.	Distribution
Visalia, California (1)	Owned	500,000 sq. ft.	Distribution
Wangara, Australia (1)	Leased	63,261 sq. ft.	Distribution/Manufacturing/Offices

*	Subject to a mortgage lien under the Senior Secured Credit Facility.
(1)	Americas
(2)	Europe
(3)	Science Education

We also lease various regional distribution centers and service facilities globally that support our sales and warehouse functions. For information regarding our lease commitments, see Note 16(a) under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings and matters, see Note 16(b) in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at February 28, 2014, was 1,000, all of which was held by VWR Investors.

Holdings was initially capitalized through the issuance of preferred units and common units in connection with the Merger, and it has issued additional units and repurchased units since the consummation of the Merger. See “Recent Sales and Purchases of Unregistered Equity Securities” below for more information. There is no established public trading market for the preferred units or common units. As of February 28, 2014, Holdings had 1,400,541.52 preferred units outstanding and 14,330,370.61 common units outstanding, of which 13,824,474.61 are designated as Class A Common Units and 505,896.00 are designated as Class B Common Units, and 250 holders of record of its common units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the common units and preferred units of Holdings.

Dividends

Our debt instruments and related agreements include significant restrictions on our and Holdings’ ability to pay dividends on our respective common equity. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 10 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We did not pay any dividends on our common stock in 2012 or 2013. We currently do not expect to pay dividends on our common stock other than in connection with the repayment of intercompany debt, the funding of equity unit purchases by Holdings from terminated management investors and/or the funding of Company fees and expenses.

Holdings has not in the past paid any dividends on its common equity and it currently does not expect to pay any dividends on its common equity in the foreseeable future, except for tax distributions to the extent required by Holdings’ limited liability company operating agreement.

Recent Sales and Purchases of Unregistered Equity Securities

VWR Funding, Inc. did not sell or purchase any equity securities in 2013.

In 2013, Holdings sold 1,423.88 preferred units and 142,105.66 Class A Common Units pursuant to Holdings’ 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established upon the consummation of the Merger to permit members of management, board members and consultants the opportunity to purchase equity units of Holdings. The cash purchase price for all issuances of preferred units to management investors in 2013 was $1,000 per preferred unit and $0.01 per Class A Common Unit. The proceeds of these issuances have ultimately been contributed to the Company as additional capital contributions. Holdings purchased 170,392.75 Class A Common Units in 2013 from employees whose employment with VWR was terminated in 2012 or 2013, in each case in accordance with Holdings’ purchase rights under the transaction documents governing the employees’ purchases of the units. These purchases were funded by Holdings’ subsidiaries.

All of the equity issued by Holdings under the Holdings Equity Plan in 2013 was deemed exempt from registration under the Securities Act of 1933 in reliance upon Regulation D, Section 4(2) or Rule 701 of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities. All recipients were either furnished with or had adequate access to, through their relationship with us, information about Holdings.

See Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information regarding the equity investors in Holdings, and see Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Transactions — Management and Equity Sponsor Equity Arrangements” for additional information regarding the Holdings Equity Plan. See Note 13 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding the Company’s accounting pursuant to the Holdings Equity Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(in millions)	2013	2012	2011	2010	2009
Income Statement Data:
Net sales	$4,187.8	$4,129.4	$4,161.1	$3,638.7	$3,561.2
Cost of goods sold	2,991.5	2,962.0	2,981.6	2,599.8	2,545.6

Gross profit	1,196.3	1,167.4	1,179.5	1,038.9	1,015.6
SG&A expenses (1)(2)(3)	942.3	915.4	913.6	853.5	806.8

Operating income	254.0	252.0	265.9	185.4	208.8
Interest expense, net (4)	(190.7)	(199.5)	(199.6)	(202.7)	(224.5)
Other income (expense), net (5)	(38.8)	(15.1)	21.8	66.8	(23.9)
Loss on extinguishment of long-term debt (6)	(2.0)	(25.5)	—	—	—

Income (loss) before income taxes	22.5	11.9	88.1	49.5	(39.6)
Income tax (provision) benefit	(8.4)	(8.1)	(30.4)	(28.0)	25.5

Net income (loss)	$14.1	$3.8	$57.7	$21.5	$(14.1)

Other Financial Data:
Depreciation and amortization	$130.0	$125.9	$120.9	$116.5	$116.6
Capital expenditures	45.3	51.8	42.5	41.6	23.9
Gross profit as a percentage of net sales	28.6%	28.3%	28.3%	28.6%	28.5%
Balance Sheet Data:
Cash and cash equivalents	$135.6	$139.8	$164.6	$142.1	$124.4
Total assets	5,209.0	5,402.0	5,189.7	5,001.4	5,127.3
Total debt	2,854.4	3,148.6	2,908.7	2,757.7	2,871.7
Total stockholders’ equity	1,055.3	992.6	960.8	965.2	1,042.6

(1)	We recognized non-cash share-based compensation expense of $0.6 million, $0.9 million, $2.3 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)	The results of our 2011 and 2010 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million and $48.1 million, respectively. The impairment charges from 2011 and 2010 were recognized at our Science Education segment. We believe that the impairment charges recognized in our Science Education segment were due to unfavorable industry-specific factors. See Note 6 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(3)	We recognized charges related to restructurings and cost reduction initiatives of $32.5 million, $16.9 million, $5.9 million, $3.1 million and $11.4 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. See Note 7 included in Item 8 – “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(4)	Prior to December 31, 2012, interest rate swap arrangements contributed to volatility in interest expense, net. See Note 14 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(5)	As a result of the change in our capital structure related to the Merger, we have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. See Note 2(c) included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

(6)	We recognized losses on extinguishment of long-term debt in the first quarter of 2013 and the third quarter of 2012 resulting from a refinancing of term loans under our Senior Secured Credit Facility and Senior Notes, respectively. See Note 10 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including scientific services, technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

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

The following table summarizes our consolidated results of operations for each of the reporting periods (in millions):

	Year Ended December 31,
			Change				Change
	2013	2012	Amount	%	2012	2011	Amount	%
Net sales	$4,187.8	$4,129.4	$58.4	1.4%	$4,129.4	$4,161.1	$(31.7)	(0.8)%
Operating income	254.0	252.0	2.0	0.8%	252.0	265.9	(13.9)	(5.2)%
Net income	14.1	3.8	10.3	271.1%	3.8	57.7	(53.9)	(93.4)%

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•	acquisitions of certain businesses in our Americas and Europe segments, causing our reported growth to be greater than comparable growth or causing our reported declines to be lesser than comparable declines;

•	changes in foreign currency exchange rates, which generally strengthened in 2013 as compared to 2012, causing our reported growth to be greater than comparable growth or causing our reported declines to be lesser than comparable declines, and because such exchange rates generally weakened in 2012 as compared to 2011, causing our reported growth to be lesser than comparable growth or causing our reported declines to be greater than comparable declines;

•	foreign currency translation, including our recognition of net unrealized translation gains and losses on certain portions of our debt;

•	a reduction in overall sales volume during 2013 and 2012, each as compared to the prior year, in particular within our Americas segment, due, in part, to the loss of a global customer in the pharmaceutical industry in early 2012, and in our Science Education segment;

•	our recognition of higher charges during 2011 and 2012, each as compared to prior year, associated with implementing restructuring and other cost reduction initiatives and for severance associated with certain executive departures; and

•	our recognition of losses on extinguishment of long-term debt in the first quarter of 2013 and the third quarter of 2012 resulting from a refinancing of term loans under our Senior Secured Credit Facility and Senior Notes, respectively.

Strategy

Our primary goal is to enhance our position as a leader in the global laboratory supply industry. Toward this end, we have instituted a number of strategies to drive sustainable, profitable growth through organic sales growth and selective acquisitions. The principal elements of our strategy are outlined below:

Enhance Customer Focus. We have aligned our worldwide sales teams with our customer segments to give us the ability to more closely and effectively understand the unique industry drivers affecting our customers. This alignment provides us the ability to continuously tailor our product and service offerings to meet our customers’ distinct needs.

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

Continue Sourcing Strategy. By utilizing our global scale, strong relationships with our multinational customers and suppliers and maintaining our primary focus on distribution, we intend to continue developing mutually beneficial relationships with leading manufacturers that allow us to access a wide range of products at advantageous price levels. An important part of our strategy involves providing our customers with a choice of products at varying price points. Continuing to expand our global sourcing activities and supplier integration are key elements of this strategy.

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

Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and services and provider of cleanroom and industrial laundry services.

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes.

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a distributor of laboratory equipment and products in Italy.

•	On September 1, 2011, we acquired LabPartner (Shanghai) Co., Ltd. (“LabPartner”). LabPartner is based in Shanghai, China and provides lab equipment, reagents, consumables and services for research and development.

•	On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Anachemia, based in Montreal, Canada, manufactures certain chemicals and materials and distributes chemicals, laboratory supplies and equipment in Canada, the United States, South America and Mexico.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”), a scientific laboratory supply distributor in Poland.

•	On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic supplier and manufacturer of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia, LabPartner, KLEN, Sovereign, CR Lab, UBI and TEK have been included in our Americas segment and the results of Alfalab, Trenka, PBI, VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

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

During the third quarter of 2011, we recognized a charge of $3.3 million related to impairments of goodwill and indefinite-lived intangible assets in our Science Education reporting unit. The impairment charge is classified within selling, general and administrative (“SG&A”) expenses and was caused by unfavorable industry-specific factors in the primary and secondary educational markets in the United States, in particular a reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

See Notes 6 and 14(e) included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our impairment assessments and associated fair value measurements. See “Critical Accounting Policies” below for a discussion of risks and uncertainties associated with accounting for goodwill and intangible assets.

Restructurings

In September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). In connection with these actions, we recognized restructuring charges, both cash and non-cash in nature, of $12.6 million and $19.9 million, for the Americas and Europe, respectively, during 2013.

From time to time, the Company has undertaken cost reduction initiatives in its existing businesses as well as in its acquired businesses. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statement of operations during the years ended December 31, 2012 and 2011, were $16.9 million and $5.9 million, respectively.

Refer to Note 7 in Item 8 – “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the Program and other cost reduction initiatives.

Seasonality and Inflation

Our results of operations are subject to seasonal trends primarily affecting our Science Education segment, which tend to result in increased net sales and gross profit in the third calendar quarter in comparison to other quarters of the year. For example, in 2013, 2012 and 2011, approximately 35% of our Science Education segment’s total net sales were generated in the quarter ending September 30. This quarterly performance is typically due to increased sales volume as schools purchase supplies and science kits in preparation for the beginning of the new school year. Our results of operations are also subject to cyclical trends.

During 2013, 2012 and 2011, inflation has not had a significant impact on our results of operations, as we believe we have been able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.

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

Our cost of goods sold consists primarily of the cost of inventory shipped and our cost of labor for services provided. Cost of goods sold includes freight expenses incurred to deliver products to customers as well as credits for rebates earned from suppliers.

SG&A expenses primarily reflect the costs of operations dedicated to generating sales, marketing products and services, processing and fulfilling customer orders and maintaining our distribution center facilities. SG&A expenses also include our corporate, administrative and shared-service costs and depreciation and amortization expenses.

Results of Operations

2013 Compared With 2012

Net Sales

The following table presents net sales and net sales changes by reportable segment for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$2,342.3	$2,388.2	$(45.9)	(1.9)%	$(8.8)	$29.6	$(66.7)	(2.8)%
Europe	1,758.9	1,637.4	121.5	7.4%	42.0	58.8	20.7	1.3%
Science Education	86.6	103.8	(17.2)	(16.6)%	—	—	(17.2)	(16.6)%

Total	$4,187.8	$4,129.4	$58.4	1.4%	$33.2	$88.4	$(63.2)	(1.5)%

Net sales from comparable operations for the year ended December 31, 2013, decreased approximately $63.2 million or 1.5% compared to the prior period. The decrease in net sales from comparable operations is primarily due to a reduction in sales volume in both our Americas and Science Education segments.

Net sales from comparable operations in our Americas segment for the year ended December 31, 2013, decreased approximately $66.7 million or 2.8% compared to the prior period. In our Americas segment, net sales of capital goods (including equipment, instruments and furniture) increased slightly, while net sales of consumable products decreased by low single-digit rates. Net sales across all primary customer channels were flat or decreased by low single-digit rates.

Net sales from comparable operations in our Europe segment for the year ended December 31, 2013, increased approximately $20.7 million or 1.3% compared to the prior period. Net sales of consumable products (including chemicals) increased by low single-digit rates, while net sales of capital goods (including equipment, instruments and furniture) decreased by low single-digit rates. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by low single-digit rates. Net sales to education customers and governmental entities were generally flat.

Net sales in our Science Education segment for the year ended December 31, 2013, decreased $17.2 million or 16.6% compared to the prior period. The decrease is primarily due to reductions in sales volume in our core science supplies businesses and our publisher kitting business. The decrease is also due to the divestiture of our primary retail product line in July 2012. Our Science Education segment continues to be impacted by negative industry-specific factors in the primary and secondary education sectors in the United States, in particular, the ongoing reduction in spending by schools in response to the prolonged negative economic conditions and the resultant uncertainty of funding by state and local governments.

Gross Profit

The following table presents gross profit and gross profit as a percentage of net sales for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$1,196.3	$1,167.4	$28.9	2.5%	$11.5	$28.0	$(10.6)	(0.9)%
Percentage of net sales (gross margin)	28.6%	28.3%	30 basis points

Gross profit from comparable operations for the year ended December 31, 2013, decreased approximately $10.6 million or 0.9% compared to the prior period. The impact of overall lower sales volumes in the Americas and Science Education was partially offset by a favorable sales mix and higher sales volume in Europe.

Consolidated gross margin for the year ended December 31, 2013, was 28.6%, a 30 basis point increase compared to 2012. Gross margin performance in 2013 was positively influenced by a more favorable product and customer sales mix in our Europe segment, partially offset by an unfavorable product sales mix in our Americas segment, an unfavorable sales mix in our Science Education segment and, more globally, an increasingly competitive pricing environment. In 2012, our consolidated gross margin was negatively impacted by unfavorable product costs associated with lower rebates earned from suppliers than compared to 2013.

Selling, General and Administrative Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$942.3	$915.4	$26.9	2.9%	$9.2	$23.5	$(5.8)	(0.6)%
Percentage of net sales	22.5%	22.2%	30 basis points

SG&A expenses from comparable operations for the year ended December 31, 2013, decreased approximately $5.8 million or 0.6% compared to the prior period. The decrease was primarily attributable to lower overall personnel costs and a decrease of $4.0 million in severance charges associated with executive departures, partially offset by increases of $15.6 million in restructuring charges and approximately $6.6 million related to our performance-based cash incentive compensation program.

SG&A expenses for 2013 included $32.5 million for charges associated with the Program (as defined above), of which $12.6 million was for Americas (including $3.2 million in non-cash charges recognized in our Asia Pacific operations) and $19.9 million was for Europe (primarily severance and personnel costs). SG&A expenses for 2012 included $16.9 million for charges associated with implementing cost reduction initiatives, of which $5.2 million was for Americas (including $4.0 million related to lease and pension costs associated with the closure of a regional distribution center in Brisbane, California) and $11.7 million was for Europe (primarily severance and personnel costs). Refer to Note 7 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the Program and other cost reduction initiatives.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by reportable segment for the years ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
					Change Due to
			Reported Change				Comparable Operations
	2013	2012	Amount	%	Currency	Acquisitions	Amount	%
Americas	$98.5	$119.1	$(20.6)	(17.3)%	$—	$—	$(20.6)	(17.3)%
Europe	157.1	135.8	21.3	15.7%	2.3	4.5	14.5	10.7%
Science Education	(1.6)	(2.9)	1.3	44.8%	—	—	1.3	44.8%

Total	$254.0	$252.0	$2.0	0.8%	$2.3	$4.5	$(4.8)	(1.9)%

Operating income from comparable operations for the year ended December 31, 2013, decreased approximately $4.8 million or 1.9% compared to the prior period. The decrease in operating income during the year was due to lower gross profit of approximately $10.6 million, partially offset by a decrease in SG&A expense of approximately $5.8 million.

Operating income from comparable operations in our Americas segment for the year ended December 31, 2013, decreased approximately $20.6 million or 17.3% compared to the prior period. The decline in operating income resulted from a decrease in gross profit of approximately $29.3 million, due to lower sales volume, partially offset by a decrease in SG&A expenses of approximately $8.7 million.

Operating income from comparable operations in our Europe segment for the year ended December 31, 2013, increased approximately $14.5 million or 10.7% compared to the prior period. The increase in operating income resulted from an increase in gross profit of approximately $26.0 million, due to higher sales volume and a favorable mix, partially offset by an increase in SG&A expenses of approximately $11.5 million, largely attributable to increased charges for restructuring and incentive compensation.

Operating loss in our Science Education segment for the year ended December 31, 2013, decreased $1.3 million or 44.8%, compared to the prior period. The decrease in operating loss for the year was due to lower SG&A expenses of approximately $8.6 million, primarily due to the implementation of recent cost reduction initiatives, partially offset by a decrease in gross profit of approximately $7.3 million from lower sales volume.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was $190.7 million and $199.5 million during the years ended December 31, 2013 and 2012, respectively. The decrease in net interest expense was primarily attributable to the maturity of our interest rate swap arrangements in 2012, a reduction in amortization of deferred debt issuance costs and net savings associated with recent refinancings of our Senior Secured Credit Facility and Senior Notes, partially offset by increased interest associated with higher average aggregate borrowings under our A/R Facility and our multi-currency revolving loan facility in 2013.

Other Income (Expense), Net

Other income (expense), net, is primarily comprised of unrealized foreign currency exchange gains and losses. We recognized net exchange losses of $38.8 million and $14.4 million in 2013 and 2012, respectively. Other income (expense), net for the year ended December 31, 2012 also included $0.7 million of third party fees and fees paid to lenders associated with an amendment to our Senior Secured Credit Facility.

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

Loss on Extinguishment of Long-Term Debt

In connection with an amendment of our Senior Secured Credit Facility on January 31, 2013, the Company recognized a loss on the extinguishment of long-term debt of $2.0 million representing the write off of unamortized deferred financing costs.

In connection with the refinancing of our Senior Notes in 2012, the Company recognized aggregate losses on the extinguishment of long-term debt of $25.5 million. These losses included $18.7 million in tender and redemption premiums paid, $6.6 million for the write-off of unamortized deferred financing costs and $0.2 million of third party fees and fees paid to lenders.

See Note 10 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional information on our indebtedness.

Income Taxes

During the year ended December 31, 2013, we recognized an income tax provision of $8.4 million, on pre-tax income of $22.5 million, resulting in an effective income tax rate of 39.1%. During the year ended December 31, 2012, we recognized an income tax provision of $8.1 million, on pre-tax income of $11.9 million, resulting in an effective income tax rate of 68.1%.

The tax provision recognized in 2013 is primarily the result of tax expense on foreign operating profits and increases in valuation allowances in foreign jurisdictions, partially offset by a tax benefit from domestic operating losses and a favorable reduction of foreign deferred tax liabilities due to a change in the effective foreign rates.

The tax provision recognized in 2012 is primarily the result of tax expense on foreign operating profits, changes in uncertain tax positions, increases in valuation allowances in foreign jurisdictions and increases in foreign tax rates, partially offset by a tax benefit from domestic operating losses.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results. See Note 11(a) in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate and for a description of changes in our uncertain tax positions.

Results of Operations

2012 Compared With 2011

Net Sales

The following table presents net sales and net sales changes by reportable segment for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
			Change
	2012	2011	Amount	%
Americas	$2,388.2	$2,377.7	$10.5	0.4%
Europe	1,637.4	1,663.4	(26.0)	(1.6)%
Science Education	103.8	120.0	(16.2)	(13.5)%

Total	$4,129.4	$4,161.1	$(31.7)	(0.8)%

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

Net sales in our Americas segment for the year ended December 31, 2012 increased $10.5 million or 0.4% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to increase by approximately $92.5 million for the year ended December 31, 2012. Accordingly, net sales from comparable operations for the year ended December 31, 2012, decreased approximately $82.0 million or 3.4% compared to the prior period. The majority of this decline is due to the loss of a global pharmaceutical customer in 2012. Net sales of consumable products (including chemicals) decreased by low single-digit rates while net sales of capital goods (including equipment, instruments and furniture) decreased by mid single-digit rates. Net sales to pharmaceutical (including biotechnology) customers and governmental entities decreased by mid single-digit rates while net sales to education and industrial and other customers decreased by low single-digit rates.

Net sales in our Europe segment for the year ended December 31, 2012 decreased $26.0 million or 1.6% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused net sales to decrease by approximately $56.6 million. Accordingly, net sales from comparable operations for the year ended December 31, 2012, increased approximately $30.6 million or 1.8% compared to the prior period. Net sales of consumable products (including chemicals) increased by low single-digit rates while net sales of capital goods (including equipment, instruments and furniture) were relatively flat. Net sales to pharmaceutical (including biotechnology) and industrial and other customers increased by low to mid single-digit rates, while net sales to governmental entities decreased by low single-digit rates and net sales to education customers were relatively flat.

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

Selling, General and Administrative Expenses

The following table presents SG&A expenses and SG&A expenses as a percentage of net sales for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
	2012	2011
SG&A expenses	$915.4	$913.6
Percentage of net sales	22.2%	22.0%

SG&A expenses for the year ended December 31, 2012 increased $1.8 million or 0.2% compared to the prior period. Changes in foreign currency exchange rates caused SG&A expenses to decrease by approximately $29.1 million for the year ended December 31, 2012. The 2012/2011 Acquisitions caused SG&A expenses to increase by approximately $40.3 million for the year ended December 31, 2012. Impairment charges recognized in our Science Education segment of $3.3 million are included in 2011 SG&A expenses. Accordingly, SG&A expenses from comparable operations for the year ended December 31, 2012, decreased approximately $6.1 million or 0.7% compared to the prior period.

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

SG&A expenses for 2012 included $16.9 million for charges associated with implementing cost reduction initiatives, of which $5.2 million was for Americas (including $4.0 million related to lease and pension costs associated with the closure of a regional distribution center in Brisbane, California) and $11.7 million was for Europe (primarily severance and personnel costs). SG&A expenses for 2011 included $5.9 million for charges associated with implementing organizational changes to enhance sales effectiveness as well as cost reduction measures, of which $3.0 million was for Americas, $0.5 million was for Europe and $2.4 million was for Science Education.

We did not recognize any impairment charges during the year ended December 31, 2012. During the third quarter of 2011, we recognized aggregate charges of $3.3 million related to impairments of indefinite-lived intangible assets in our Science Education reporting unit. The impairment charges were caused by unfavorable industry-specific factors in the primary and secondary educational markets in the United States, in particular a reduction in spending by schools in response to prolonged negative economic conditions and the resultant uncertainty in state and local sources of funding.

Operating Income (Loss)

The following table presents operating income (loss) and operating income (loss) changes by reportable segment for the years ended December 31, 2012 and 2011 (in millions):

	Year Ended December 31,
			Change
	2012	2011	Amount	%
Americas	$119.1	$141.1	$(22.0)	(15.6)%
Europe	135.8	141.3	(5.5)	(3.9)%
Science Education	(2.9)	(16.5)	13.6	82.4%

Total	$252.0	$265.9	$(13.9)	(5.2)%

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

The following table highlights the changes in operating income (loss) from 2011 to 2012 by segment (in millions):

	2011 operating income (loss)	Impairments of intangible assets	Foreign currency and the 2012/2011 Acquisitions	Other (explained below)	2012 operating income (loss)
Americas	$141.1	$—	$4.5	$(26.5)	$119.1
Europe	141.3	—	(3.9)	(1.6)	135.8
Science Education	(16.5)	3.3	—	10.3	(2.9)

	$265.9	$3.3	$0.6	$(17.8)	$252.0

Operating income in our Americas segment for the year ended December 31, 2012, decreased $22.0 million or 15.6% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to increase by approximately $4.5 million for the year ended December 31, 2012. Accordingly, operating income from comparable operations for the year ended December 31, 2012, decreased approximately $26.5 million or 18.8% compared to the prior period. The decrease in operating income from comparable operations for the year ended December 31, 2012, resulted from a decrease in gross profit of approximately $23.3 million, due to lower sales volume, and an increase in SG&A expenses of approximately $3.2 million, primarily due to higher wage and related costs and charges for executive departures, partially offset by lower charges for variable compensation, our recognition of a gain from contingent consideration and higher pension income.

Operating income in our Europe segment for the year ended December 31, 2012, decreased $5.5 million or 3.9% compared to the prior period. In the aggregate, changes in foreign currency exchange rates and acquisitions caused operating income to decrease by approximately $3.9 million for the year ended December 31, 2012. Accordingly, operating income from comparable operations for the year ended December 31, 2012, decreased approximately $1.6 million or 1.1% compared to the prior period. The decrease in operating income from comparable operations for the year ended December 31, 2012, resulted from an increase in SG&A expenses of approximately $6.7 million, largely due to increased charges for cost reduction initiatives and higher wage and related costs, partially offset by an increase in gross profit of approximately $5.1 million, primarily due to increased sales volume.

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

Loss on Extinguishment of Long-Term Debt

In connection with the issuance of the 7.25% Senior Notes, on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $4.2 million during the third quarter of 2012. The loss includes $3.1 million in tender premiums paid, $0.9 million for the write-off of a portion of the unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

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

Other Income (Expense), Net

Other income (expense), net is primarily comprised of exchange gains and losses. We recognized net exchange losses of $14.4 million in 2012 and net exchange gains of $21.8 million in 2011. Other income (expense), net for the year ended December 31, 2012, also includes $0.7 million of third party fees and fees paid to lenders associated with an amendment to our Senior Secured Credit Facility. See Note 10(a) in Item 8 – “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about an amendment to our Senior Secured Credit Facility.

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

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results. See Note 11(a) in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of common differences between our effective tax rate and the tax rate calculated by applying the U.S. federal statutory rate and for a description of changes in our uncertain tax positions.

Liquidity and Capital Resources

Beginning in the fall of 2011, we took a number of actions to address the pending maturity dates on our indebtedness and to take advantage of strong debt markets. Those actions have included entering into the A/R Facility, extending the maturity of our Senior Secured Credit Facility, refinancing our 10.25% senior notes due in 2015 with 7.25% senior notes due in 2017, extending the maturity of our A/R Facility from 2014 to 2016 and satisfying our obligations under interest rate swaps arrangements that originated from June 2007. We continue to monitor the capital markets for refinancing opportunities.

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

As of December 31, 2013, we had $135.6 million of cash and cash equivalents on hand and our compensating cash balance was $25.9 million. We had $2,854.4 million of outstanding indebtedness as of December 31, 2013, comprised of $1,389.2 million of indebtedness under our Senior Secured Credit Facility, $750.0 million of 7.25% Senior Notes, $533.4 million of 10.75% Senior Subordinated Notes, $124.2 million under our A/R Facility, $25.9 million of compensating cash indebtedness and $31.7 million of other indebtedness.

We had aggregate unused availability of $210.2 million under our multi-currency revolving loan facility (which is a component of our Senior Secured Credit Facility) and our A/R Facility as of December 31, 2013. Borrowings under these facilities bear interest at variable rates and are a key source of our liquidity. The average aggregate borrowings outstanding under these facilities during the years ended December 31, 2013 and 2012, were $232.4 million and $171.6 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility, the indentures governing the 7.25% Senior Notes and Senior Subordinated Notes and the A/R Facility.

Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of December 31, 2013, $128.1 million of our $135.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.

Beginning June 30, 2013, the Company, at its option, is able to redeem some or all of the Senior Subordinated Notes at any time at 102.6875% of their aggregate principal amount. This redemption price will be reduced to 100% of their aggregate principal amount beginning on June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

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

During September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses. Refer to Note 7 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on these actions. Cost savings related to this program are expected to aggregate approximately $38 million, when fully implemented. The majority of the cost savings are expected to be realized by the end of 2014.

On January 29, 2014, we completed an amendment of our Senior Secured Credit Facility, pursuant to which the Company obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans. The proceeds from this refinancing were subsequently used to replace all outstanding term loans, thereby lowering the margin we pay on term loans of between 75 and 100 basis points.

On March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom and Austria and manufacturing operations in Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany, and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments. Peqlab has annual net sales of approximately $24.0 million.

Historical Cash Flows

Operating Activities

The following table presents cash flows from operating activities inclusive and exclusive of working capital changes for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities, excluding working capital changes	$170.2	$148.8	$149.8
Cash flows from working capital changes, net	30.7	(114.1)	(10.5)

Cash flows from operating activities	$200.9	$34.7	$139.3

Net cash provided by operating activities was $200.9 million, $34.7 million and $139.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in operating cash flows from 2012 to 2013 was primarily attributable to comparatively higher cash flows from working capital components, including lower cash paid for interest. The decrease in operating cash flows from 2011 to 2012 was primarily attributable to comparatively higher investments in working capital.

Cash flows from working capital components improved $144.8 million to a source of cash of $30.7 million in 2013 from a use of cash of $114.1 million in 2012. Cash flows from accounts payable improved to a source of cash of $36.2 million in 2013 from a use of cash of $32.0 million in 2012, driven in part by the timing of inventory purchases in the fourth quarter of 2013. Our cash disbursement routines follow a standardized process for payment and we may experience fluctuations in cash flows associated with trade accounts payable from period to period. Cash flows from accrued expenses and other liabilities improved to a source of cash of $3.3 million in 2013 from a use of cash of $52.9 million in 2012. The relatively higher use of cash in 2012 was influenced by reductions in accrued bonuses, interest, income taxes and derivative liabilities. Cash flows from trade accounts receivable improved to a source of cash of $25.9 million in 2013 from a use of cash of $14.3 million in 2012. The source of cash in 2013 was attributable to lower sales volume and from comparatively favorable collection efforts, partially offset by an increasing demand for extended payment terms by our customers. Cash flows from trade accounts receivable in 2012 were negatively impacted by delayed customer collections caused by an enterprise resource planning system implementation in the United States. Cash flows from inventories changed to a use of cash of $28.4 million in 2013 from a use of cash of $4.1 million in 2012. The use of cash in the 2013 period was primarily attributable to an expansion of inventories in the United States and in Europe at the end of the year.

Cash flows from working capital components decreased $103.6 million to a use of cash of $114.1 million in 2012 from a use of cash of $10.5 million in 2011. Cash flows from accrued expenses and other liabilities changed to a use of cash of $52.9 million in 2012 from a source of cash of $30.1 million in 2011, primarily due to reductions in accrued bonuses, accrued interest and accrued income taxes in the 2012 period and from reductions in liabilities for our interest rate swap arrangements, which expired in December 2012. Cash flows from trade accounts payable changed to a use of cash of $32.0 million in 2012 from a use of cash of $9.2 million in 2011, primarily due to timing and also influenced by a reduction in product purchases in late 2012 to react to lower sales volumes. Cash flows from inventories changed to a use of cash of $4.1 million in 2012 from a source of cash of $6.9 million in 2011 primarily due to incremental cash required to fund inventories in our new distribution facility in Visalia, California, which commenced operations in the third quarter of 2012, and for the expansion of inventories, including private label products, across our Asia Pacific operations. Cash flows from trade accounts receivable changed to a use of cash of $14.3 million in 2012 from a use of cash of $23.3 million in 2011. The use of cash in 2012 was primarily attributable to the near-term effects of our recent ERP implementations and, more generally, an increasing demand for extended payment terms by our customers, partially offset by lower sales volume.

We paid cash interest of $186.5 million, $207.9 million and $207.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. Cash interest was lower in 2013 as a result of savings associated with recent refinancings of our Senior Secured Credit Facility and 7.25% Senior Notes, the maturity of our interest rate swap arrangements in 2012 and other decreases caused by timing differences, partially offset by increased aggregate cash interest under our multi-currency revolving loan facility. Cash interest paid in 2012 included $13.7 million related to interest on our 10.25% Senior Notes paid upon refinancing, such interest would otherwise have been payable in 2013. Cash interest paid in 2013 included $4.5 million related to interest on our Senior Subordinated Notes from the fourth quarter of 2012.

Investing Activities

Net cash used in investing activities was $89.5 million, $160.9 million and $209.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The change in investing cash flows from period to period was primarily due to the funding of business acquisitions. Capital expenditures were relatively higher in 2012, compared to 2013 and 2011, reflecting incremental investments in facilities, infrastructure and information technology. We anticipate approximately $35 million of capital expenditures in the year ended December 31, 2014.

Financing Activities

Net cash (used in) provided by financing activities was $(117.9) million, $98.3 million and $90.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. Cash used in financing activities in 2013 was primarily attributable to net payments under our multi-currency revolving loan facility and repurchases of equity units. Positive operating cash flows in 2013 allowed us to reduce our debt. Net cash provided by financing activities in 2012 was primarily attributable to net proceeds from our multi-currency revolving loan facility and our A/R Facility, partially offset by cash paid for costs incurred to amend our Senior Secured Credit Facility and issue our 7.25% Senior Notes and for repurchases of equity units. Cash provided by financing activities in 2011 was primarily attributable to $84.3 million of net cash proceeds from debt, which was primarily due to borrowings on our credit facilities to partially fund business acquisitions.

Schedule of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2013 (in millions):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Senior Secured Credit Facility — term loans (1)	$1,376.6	$14.2	$28.4	$1,334.0	$—
Senior Secured Credit Facility — revolving facility (1)	12.6	—	12.6	—	—
7.25% Senior Notes due 2017	750.0	—	—	750.0	—
10.75% Senior Subordinated Notes due 2017	533.4	—	—	533.4	—
A/R Facility due 2016	124.2	—	124.2	—	—
8% Predecessor Senior Subordinated Notes due 2014	1.0	1.0	—	—	—
Interest (2)	591.5	180.0	327.3	84.2	—
Capital leases (3)	18.6	5.2	7.8	4.6	1.0
Operating leases (3)	161.3	32.2	51.2	36.7	41.2
Compensating cash balance and other debt (4)	38.0	38.0	—	—	—
Underfunded pension obligations (5)	79.8	1.9	4.1	4.6	69.2

Total	$3,687.0	$272.5	$555.6	$2,747.5	$111.4

(1)	The amounts in the table reflect the principal maturities of amounts due under the Senior Secured Credit Facility taking into consideration a Second Amendment dated January 29, 2014. See Note 10 in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on the Second Amendment.
(2)	For purposes of calculating interest, interest rates and effects of foreign currency on the Senior Secured Credit Facility, the Senior Subordinated Notes and the A/R Facility were assumed to be unchanged from December 31, 2013. In addition, outstanding amounts under our multi-currency revolving loan facility, a component of our Senior Secured Credit Facility, and our A/R Facility were assumed to remain outstanding through their entire remaining terms.
(3)	See Notes 10 and 16 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for more information on our lease commitments.
(4)	Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our global notional cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the short-term portion of debt at each period end. As of December 31, 2013, our compensating cash balance was $25.9 million.
(5)	The amounts in the table reflect estimated cash payments to be made by the Company over the next five years and thereafter with respect to certain underfunded pension obligations, which are attributable to our non-U.S. benefit plans. These pension obligations are included in other long-term liabilities on our balance sheet as of December 31, 2013.

Noncurrent deferred income tax liabilities as of December 31, 2013, were $446.1 million. Deferred tax liabilities are calculated based on cumulative temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. This amount is not included in the table above because this presentation would not be meaningful. These liabilities do not have a direct connection with the amount of cash taxes to be paid in any future periods and do not relate to liquidity needs. In addition, the Company has excluded from the above table uncertain tax liabilities due to the uncertainty of the period of payment. The Company had uncertain tax liabilities of $57.9 million, exclusive of interest and penalties, as of December 31, 2013. In addition, we do not provide for deferred income tax liabilities or foreign withholding taxes on approximately $645.7 million of cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2013, as we consider these earnings to be permanently reinvested. We believe that cash flows generated by our domestic operations and available credit under our Senior Secured Credit Facility and our A/R Facility will be sufficient to allow us to satisfy our domestic liquidity requirements, including mandatory principal and interest payments.

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.5 million at December 31, 2013.

Indebtedness

See Note 10 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for additional discussion of our debt obligations.

Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in euros in an aggregate principal amount outstanding as of December 31, 2013 of €573.0 million ($789.1 million on a U.S. dollar equivalent basis as of December 31, 2013), (2) term loans denominated in U.S. dollars in an aggregate principal amount outstanding as of December 31, 2013 of $587.5 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of December 31, 2013, an aggregate U.S. dollar equivalent of $12.6 million was outstanding under the multi-currency revolving loan facility, consisting of $1.0 million of swingline loans and revolving loans of £7.0 million ($11.6 million on a U.S. dollar equivalent basis as of December 31, 2013). In addition, we had $18.5 million of undrawn letters of credit outstanding. As of December 31, 2013, we had $210.2 million of available borrowing capacity under the multi-currency revolving loan facility.

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently, in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated. Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and are being recognized as interest expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

On January 31, 2013, we completed an incremental amendment of our Senior Secured Credit Facility (the “Incremental Amendment”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term Loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million were deferred and are being recognized as interest expense over the term of maturity. In connection with this transaction, the Company recognized a loss on the extinguishment of long-term debt during the first quarter of 2013 of $2.0 million representing the write-off of unamortized deferred financing costs associated with the non-extended term loans.

On January 29, 2014, we completed a further amendment of our Senior Secured Credit Facility (the “Second Amendment” and together with the Amendment and the Incremental Amendment, the “Facility Amendments”). Pursuant to the Second Amendment, the Company obtained $587.5 million of senior secured U.S. dollar term loans (the “Amended Dollar Term Loans”) and €573.0 million of senior secured euro term loans (the “Amended Euro Term Loans” and, together with the Amended Dollar Term Loans, the “Amended Term Loans”). Proceeds from the Amended Terms Loans were subsequently used to replace all outstanding Extended Term Loans and Incremental Term Loans.

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on April 3, 2016. The Amended Term Loans will mature on April 3, 2017. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of any term loans being repaid, replaced or refinanced will be imposed upon the incurrence of any new long-term financing incurred primarily for the purpose of repaying, replacing or refinancing the Amended Term Loans prior to the six month anniversary of the Second Amendment.

Subsequent to the Second Amendment, at our election, the interest rate on all Amended Dollar Term Loans will be based on either (1) the then applicable British Bankers Association London Interbank Offered Rate (commonly known as U.S. Libor) plus 3.25% per annum, or (2) the then applicable alternate base rate (defined as the greater of the U.S. Prime lending rate or the Federal Funds effective rate plus 0.5%) plus 2.25% per annum. Swingline loans will be denominated only in U.S. dollars and based on the alternate base rate plus a variable margin. The interest rate on all Amended Euro Term Loans will be based on the then applicable interest rate determined by the Banking Federation of the European Union (commonly known as the Euribor rate) plus 3.50% per annum. All loans denominated in currencies other than U.S. dollars and euros will generally be based on the then applicable London Interbank Offered Rate for each respective loan and currency of denomination plus a variable margin. Pricing on the Company’s Extended Revolving Commitments is subject to reductions upon achievement of certain financial ratios.

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

The 7.25% Senior Notes, which aggregate $750.0 million as of December 31, 2013, will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year on March 15 and September 15. Payments commenced on March 15, 2013 at a rate of 7.25% per annum.

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

The Senior Subordinated Notes are denominated in euros in an aggregate principal amount currently outstanding of €126.9 million ($174.7 million on a U.S. dollar equivalent basis as of December 31, 2013) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

A/R Facility

We entered into our A/R Facility on November 4, 2011, and amended and extended it on November 7, 2013. Our A/R Facility provides for funding in an aggregate principal amount not to exceed $175.0 million and will terminate on November 4, 2016. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC (“VWR”), VWR Receivables Funding, LLC (“VRF”), in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of December 31, 2013, $124.2 million was outstanding under the A/R Facility, we had $11.4 million of undrawn letters of credit outstanding, and we had $0.0 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of December 31, 2013, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.67%.

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

Goodwill and Intangible Assets

We have significant amounts of goodwill and intangible assets on our consolidated balance sheet as of December 31, 2013. We believe that the accounting for goodwill and intangible assets represents a critical accounting policy because of the significant judgments and estimates that must be made by management in order to determine each asset’s useful life, to apply the impairment testing model and, when necessary, to determine various related fair value measurements.

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

Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our operating segments and we have elected to perform our annual impairment testing on October 1 of each year. The goodwill impairment analysis consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. First, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If we determine that this is the case, or if we elect not to perform a qualitative assessment, we then perform a two-step quantitative analysis. The first step of the quantitative analysis (“Step 1”) involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step of the quantitative analysis (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.

The fair value of our indefinite-lived intangible assets was determined using a discounted cash flow approach which incorporates and estimated royalty rate and discount rate (among other estimates) applicable to trademarks and tradenames.

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing future discounted cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples. We believe the estimates and assumptions used in the valuation methods are reasonable.

The carrying value of goodwill and intangible assets as of December 31, 2013 was $1,926.5 million and $1,724.5 million, respectively.

Should our planned revenue or cash flow growth or market conditions be adversely affected due to, among other things, ongoing or worsening recessionary or other macroeconomic pressures; or should we experience adverse changes in market factors such as discount rates or valuation multiples derived from comparable publicly traded companies; impairment charges against goodwill and intangible assets may be required. Since we recognized impairments on our indefinite-lived intangible assets at each of our reporting units in 2008 and again in 2010 and 2011 for our Science Education reporting unit, we will likely incur additional impairment charges if we experience any decrease in the fair value of these assets going forward.

See Notes 6 and 14 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our impairment assessments and associated fair value measurements.

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

Agreements with Customers

We have agreements with many of our customers, which contain provisions related to pricing, volume purchase incentives and other contractual provisions. During the course of the year, estimates are made concerning customer contracts and changes in estimates related to these contracts may vary from quarter to quarter and are recorded against net sales.

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

Pension Plans

We have defined benefit pension plans covering a significant number of domestic and international employees. Accounting for these plans requires the use of assumptions, including estimates on the expected long-term rate of return on assets, discount rates and the average rate of increase in employee compensation. In order to make informed assumptions, management consults with actuaries and reviews public market data and general economic information. We periodically assess these assumptions based on market conditions, and if those conditions change, our pension cost and pension obligation may be adjusted accordingly. See Note 12 included in Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our defined benefit pension plans.

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

Estimates and Other Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions, when present, increase the uncertainty inherent in such estimates and assumptions. We adjust such estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

New Accounting Standards

See Note 3 in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, for a description of applicable new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our Senior Secured Credit Facility and our A/R Facility contain variable interest rates which expose the Company to fluctuating rates of interest. As of December 31, 2013, a 100 basis point (or 1%) change in the variable rates for the Senior Secured Credit Facility and the A/R Facility would, on an annualized basis, impact interest expense by approximately $15.1 million on a pre-tax basis.

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in this Annual Report on Form 10-K for more information on our variable rate debt.

Foreign Currency Exchange Rate Risk

While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the Euro, the British pound sterling, the Canadian dollar and the Swiss Franc) from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10% change in foreign currency exchange rates relative to the U.S. dollar would have impacted our reported operating income for the year ended December 31, 2013, by approximately $7.0 million on a pre-tax basis. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.

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

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2013, would have impacted our reported exchange gains or losses for the year ended December 31, 2013, by approximately $84.0 million on a pre-tax basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and schedule of the Company for the periods indicated are included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of unrecognized tax benefits in 2013 due to the adoption of ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2014

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$135.6	$139.8
Compensating cash balance	25.9	246.9
Trade accounts receivable, less reserves of $14.8 and $14.4, respectively	585.6	596.9
Other receivables	68.5	61.8
Inventories	365.1	330.0
Other current assets	35.1	35.9

Total current assets	1,215.8	1,411.3
Property and equipment, net	247.6	234.1
Goodwill	1,926.5	1,877.4
Other intangible assets, net	1,724.5	1,787.2
Deferred income taxes	7.3	11.8
Other assets	87.3	80.2

Total assets	$5,209.0	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$71.0	$393.5
Accounts payable	462.7	412.4
Accrued expenses	212.1	202.1

Total current liabilities	745.8	1,008.0
Long-term debt and capital lease obligations	2,783.4	2,755.1
Other long-term liabilities	137.3	141.2
Deferred income taxes	446.1	463.7

Total liabilities	4,112.6	4,368.0
Redeemable equity units	41.1	41.4
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,353.4	1,356.7
Accumulated deficit	(300.6)	(314.7)
Accumulated other comprehensive income (loss)	2.5	(49.4)

Total stockholders’ equity	1,055.3	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$5,209.0	$5,402.0

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net sales	$4,187.8	$4,129.4	$4,161.1
Cost of goods sold	2,991.5	2,962.0	2,981.6

Gross profit	1,196.3	1,167.4	1,179.5
Selling, general and administrative expenses	942.3	915.4	913.6

Operating income	254.0	252.0	265.9
Interest income	1.1	2.3	2.8
Interest expense	(191.8)	(201.8)	(202.4)
Other income (expense), net	(38.8)	(15.1)	21.8
Loss on extinguishment of long-term debt	(2.0)	(25.5)	—

Income before income taxes	22.5	11.9	88.1
Income tax provision	(8.4)	(8.1)	(30.4)

Net income	$14.1	$3.8	$57.7

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income or Loss

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$14.1	$3.8	$57.7
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain (loss) arising during the period	40.6	35.3	(50.0)
Derivative instruments:
Net unrealized gain (loss) arising during the period	2.6	0.5	(1.5)
Reclassification of (gains) losses into earnings	(3.4)	3.4	4.6
Defined benefit plans:
Net unrealized gain (loss) arising during the period	10.6	(9.2)	(13.8)
Reclassification of actuarial losses into earnings	1.5	0.8	0.3

Other comprehensive income (loss)	51.9	30.8	(60.4)

Comprehensive income (loss)	$66.0	$34.6	$(2.7)

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except share data)

For the Years Ended December 31, 2013, 2012 and 2011

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2011	1,000	$—	$1,361.2	$(376.2)	$(19.8)	$965.2
Capital contributions from parent	—	—	2.8	—	—	2.8
Share-based compensation expense associated with our parent company equity plan	—	—	2.3	—	—	2.3
Reclassifications of redeemable equity units	—	—	(6.8)	—	—	(6.8)
Net income	—	—	—	57.7	—	57.7
Other comprehensive loss	—	—	—	—	(60.4)	(60.4)

Balance at December 31, 2011	1,000	—	1,359.5	(318.5)	(80.2)	960.8
Capital contributions from parent	—	—	0.4	—	—	0.4
Share-based compensation expense associated with our parent company equity plan	—	—	0.9	—	—	0.9
Reclassifications of redeemable equity units	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	3.8	—	3.8
Other comprehensive income	—	—	—	—	30.8	30.8

Balance at December 31, 2012	1,000	—	1,356.7	(314.7)	(49.4)	992.6
Capital contributions from parent	—	—	1.4	—	—	1.4
Share-based compensation expense associated with our parent company equity plan	—	—	0.6	—	—	0.6
Reclassifications of redeemable equity units	—	—	(5.3)	—	—	(5.3)
Net income	—	—	—	14.1	—	14.1
Other comprehensive income	—	—	—	—	51.9	51.9

Balance at December 31, 2013	1,000	$—	$1,353.4	$(300.6)	$2.5	$1,055.3

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$14.1	$3.8	$57.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.0	125.9	120.9
Net unrealized translation loss (gain)	41.6	16.0	(22.7)
Net unrealized gain on interest rate swaps	—	(12.3)	(22.9)
Impairments of intangible assets	2.8	—	3.3
Share-based compensation expense	0.6	0.9	2.3
Amortization of debt issuance costs	7.6	11.5	9.6
Deferred income tax benefit	(28.9)	(26.3)	(4.4)
Loss on extinguishment of long-term debt	2.0	25.5	—
Other, net	0.4	3.8	6.0
Changes in working capital, net of business acquisitions:
Trade accounts receivable	25.9	(14.3)	(23.3)
Inventories	(28.4)	(4.1)	6.9
Other current and non-current assets	(6.3)	(10.8)	(15.0)
Accounts payable	36.2	(32.0)	(9.2)
Accrued expenses and other liabilities	3.3	(52.9)	30.1

Net cash provided by operating activities	200.9	34.7	139.3

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(44.4)	(113.3)	(168.5)
Capital expenditures	(45.3)	(51.8)	(42.5)
Proceeds from sales of property and equipment	0.2	3.0	1.8
Other investing activities	—	1.2	—

Net cash used in investing activities	(89.5)	(160.9)	(209.2)

Cash flows from financing activities:
Proceeds from debt	436.5	1,424.1	545.1
Repayment of debt	(546.7)	(1,287.0)	(460.8)
Net change in bank overdrafts	(221.2)	55.5	105.4
Net change in compensating cash balance	221.0	(61.5)	(100.0)
Proceeds from equity incentive plans	1.4	0.4	2.8
Debt issuance costs	(2.6)	(17.1)	(0.9)
Repurchase of redeemable equity units	(6.3)	(16.1)	(1.3)

Net cash (used in) provided by financing activities	(117.9)	98.3	90.3

Effect of exchange rate changes on cash	2.3	3.1	2.1

Net (decrease) increase in cash and cash equivalents	(4.2)	(24.8)	22.5
Cash and cash equivalents beginning of period	139.8	164.6	142.1

Cash and cash equivalents end of period	$135.6	$139.8	$164.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$186.5	$207.9	$207.6
Cash paid for income taxes, net	$37.3	$45.7	$26.8

See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Nature of Operations

VWR Funding, Inc. (the “Company,” “we,” “us” or “our”) offers products and services through its wholly-owned subsidiaries. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, and we also blend and repackage certain chemicals and products, primarily in North, Central and South America (collectively, the “Americas”) and Europe. We also provide services, including scientific services, technical services, on-site storeroom services and laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our business is diversified across products, geographic regions and customer segments.

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

Until June 2007, the Company was owned by affiliates of Clayton, Dubilier & Rice, Inc. (“CD&R”). On June 29, 2007, the Company was acquired from CD&R by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger (the “Merger”). After giving effect to the Merger and the related transactions, the Company became a direct, wholly-owned subsidiary of VWR Investors, Inc., a Delaware corporation (“VWR Investors”), which is a direct, wholly-owned subsidiary of Varietal Distribution Holdings, LLC, a Delaware limited liability company (“Holdings”). VWR Investors and Holdings have no operations other than the ownership of the Company. Private equity funds managed by Madison Dearborn Partners, LLC (“Madison Dearborn”) beneficially own, on a fully-diluted basis, approximately 73% of our outstanding common stock through their ownership interests in Holdings.

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

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. For example, significant estimates and assumptions were made in determining triggering events and in quantifying impairments of our assets (Note 6), the fair value of our financial instruments (Note 14), the need for valuation allowances on deferred taxes (Note 11) and the discount rates and expected return on plan assets of our pension plans (Note 12), among others. Those estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and known facts and circumstances, including the current economic environment. Unfavorable global economic conditions, when present, increase the uncertainty inherent in such estimates and assumptions. We adjust such estimates and assumptions when we believe the facts and circumstances warrant an adjustment. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c) Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues, expenses, income and losses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income or loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in other income (expense), net within our statements of operations, except for gains and losses associated with the purchase of inventories and related derivative financial instruments, which are reported in cost of goods sold within our statements of operations. See Note 14(c).

We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and related to the weakening or strengthening of the euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding as of December 31, 2013, would have impacted our reported exchange gains or losses for the year ended December 31, 2013, by approximately $84.0 million on a pre-tax basis.

Foreign currency exchange gains and losses included in other income (expense), net were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Exchange (losses) gains, net	$(38.8)	$(14.4)	$21.8

During the years ended December 31, 2013, 2012 and 2011, we recorded foreign currency exchange gains and losses based primarily on changes in the value of the euro, the British pound sterling and the Canadian dollar against the U.S. dollar, as well as the euro against the British pound sterling.

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

Trade accounts receivable reflects a diverse customer base and our wide geographic dispersion of businesses. As a result, no significant concentrations of credit risk existed as of December 31, 2013 or 2012.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2013	2012
Percent using LIFO method	39%	45%
Amount less than current cost	$19.4	$17.9

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

Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our operating segments and we have elected to perform our annual impairment testing on October 1 of each year. The goodwill impairment analysis consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. First, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If we determine that this is the case, or if we elect not to perform a qualitative assessment, we then perform a two-step quantitative analysis. The first step of the quantitative analysis (“Step 1”) involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds its estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any. The second step of the quantitative analysis (“Step 2”) involves calculating an implied fair value of goodwill, determined in a manner similar to the amount of goodwill calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Goodwill impairments cannot be reversed in subsequent periods.

Impairment losses associated with intangible assets were recognized in 2013 and 2011. See Note 6.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(j) Advertising

We expense advertising costs as incurred, except for certain direct-response advertising, which is capitalized and amortized over its expected period of future benefit, generally between 12 to 48 months. Capitalized direct-response advertising, which is included in other current assets and other assets, consists of catalog production and mailing costs that are expensed over the estimated useful life from the date catalogs are mailed. Capitalized direct-response advertising as of December 31, 2013 and 2012, were $3.0 million and $4.4 million, respectively. The table below shows total advertising expense, including amortization of capitalized direct-response advertising costs, for each of the reporting periods (in millions).

	Year Ended December 31,
	2013	2012	2011
Advertising expense	$16.2	$16.8	$23.5

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

Our service revenues, which are substantially less than our product distribution revenues, are primarily comprised of scientific services, technical services, on-site storeroom services, laboratory and furniture design, supply and installation. Revenues related to scientific and technical services and on-site storeroom services are recognized as the services are performed. Certain of our arrangements to provide on-site storeroom services contain multiple elements. We recognize revenue separately for each element based on the fair value of the element provided. The majority of contracts associated with our laboratory and furniture design, supply and installation are recorded under the percentage-of-completion method of accounting. Profits recognized on contracts in process are based upon estimated contract revenue and cost to completion. Cost to completion is measured based on actual costs incurred to date compared to total estimated costs. Typically, the duration of such projects does not extend beyond two months.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated financial statements. See Note 11.

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

(o) Share-Based Compensation

The Company expenses the grant-date fair value of share-based awards over the vesting period during which services are performed. See Note 13.

(p) Financial Instruments and Derivatives

All derivatives, whether designated for hedging relationships or not, are recorded on the balance sheet at fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. Cash flows from derivatives that are accounted for as hedges are classified in the statement of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Cash flows from our interest rate swap arrangements are classified in the statement of cash flows within operating activities consistent with the classification of interest. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period. See Note 14(c).

(q) Reclassifications

Certain amounts from prior periods presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(3) New Accounting Standards

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income requiring an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective income statement line item. This new guidance became effective for the Company beginning in the first quarter of 2013, and did not have an impact on our results of operations or financial position. See Note 15.

Presentation of Liabilities for Unrecognized Tax Benefits

In July 2013, the FASB issued new guidance requiring an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption and retrospective adoption are permitted. During the quarter ended December 31, 2013, we early adopted and retrospectively applied this guidance, resulting in an increase in noncurrent deferred tax liabilities and a decrease in other long-term liabilities of $35.0 million and $22.4 million at December 31, 2013 and 2012, respectively. Our adoption had no impact on our results of operations or cash flows in the three year period ended December 31, 2013, except that the current and deferred components of our total income tax provision or benefit were reclassified to conform with this guidance. See Note 11(a) and 11(b).

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4) Goodwill and Other Intangible Assets, net

The following table presents changes in the carrying value of goodwill by reportable segment (in millions):

			Science
	Americas	Europe	Education	Total
Balance at January 1, 2012	$1,007.4	$787.7	$—	$1,795.1
Acquisitions (Note 5)	22.0	37.8	—	59.8
Currency translation	2.6	19.6	—	22.2
Other	0.1	0.2	—	0.3

Balance at December 31, 2012	1,032.1	845.3	—	1,877.4
Acquisitions (Note 5)	15.3	7.7	—	23.0
Currency translation	(7.5)	33.6	—	26.1

Balance at December 31, 2013	$1,039.9	$886.6	$—	$1,926.5

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	December 31, 2013			December 31, 2012
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Impairment	Carrying	Carrying	Impairment	Carrying
	Amount	Losses	Amount	Amount	Losses	Amount
Americas	$1,135.4	$95.5	$1,039.9	$1,127.6	$95.5	$1,032.1
Europe	886.6	—	886.6	845.3	—	845.3
Science Education	99.8	99.8	—	99.8	99.8	—

Total goodwill	$2,121.8	$195.3	$1,926.5	$2,072.7	$195.3	$1,877.4

The following table presents the components of other intangible assets (in millions):

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships:
Americas	$834.6	$265.3	$569.3	$831.4	$218.8	$612.6
Europe	528.6	172.0	356.6	503.9	136.9	367.0
Science Education	131.0	42.6	88.4	131.0	36.0	95.0
Chemical supply agreement	55.0	51.1	3.9	52.8	41.5	11.3
Other	35.4	18.9	16.5	33.7	15.5	18.2

Total amortizable intangible assets	1,584.6	549.9	1,034.7	1,552.8	448.7	1,104.1
Indefinite-lived intangible assets:
Trademarks and tradenames	689.8	—	689.8	683.1	—	683.1

Total other intangible assets	$2,274.4	$549.9	$1,724.5	$2,235.9	$448.7	$1,787.2

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2013, 2012 and 2011, we recognized customer relationships and other amortizable intangible assets associated with acquisitions of $18.2 million, $44.0 million and $69.3 million, respectively, with weighted average amortization periods of 7.6 years, 11.4 years and 9.7 years, respectively. See Note 5.

As of December 31, 2013, the weighted average amortization periods for customer relationships in the Americas, Europe, and Science Education were 18.9 years, 19.1 years and 20.0 years, respectively. The weighted average amortization periods for the chemical supply agreement, other amortizable intangible assets and total amortizable intangible assets were 7.0 years, 7.4 years and 18.8 years, respectively.

The following table presents amortization expense for each of the reporting periods (in millions):

	Year Ended December 31,
	2013	2012	2011
Amortization expense	$91.7	$89.9	$88.6

The estimated amortization expense for each of the five succeeding years and thereafter is as follows (in millions):

Year ending December 31,
2014	$89.7
2015	84.6
2016	83.4
2017	82.4
2018	81.5
Thereafter	613.1

$1,034.7

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5) Acquisitions

Our results of operations include the effects of certain business acquisitions (collectively, the “Acquisitions”) noted below as well as other miscellaneous acquisitions:

•	On December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and services and provider of cleanroom and industrial laundry services.

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes.

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom.

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany.

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

•	On December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands.

•	On November 1, 2012, we acquired Lab3 Limited (“Lab3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom.

•	On September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States.

•	On September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia.

•	On June 1, 2012, we acquired basan Germany GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan”). Basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia.

•	On April 2, 2012, we acquired VITRUM Praha, spol. s.r.o. and VITRUM Roznov s.r.o. (collectively, “VITRUM”), distributors of scientific laboratory supplies in the Czech Republic.

•	On September 1, 2011, we acquired INTERNATIONAL P.B.I. S.p.A. (“PBI”), a distributor of laboratory equipment and products in Italy.

•	On September 1, 2011, we acquired LabPartner (Shanghai) Co., Ltd. (“LabPartner”). LabPartner is based in Shanghai, China and provides lab equipment, reagents, consumables and services for research and development.

•	On August 1, 2011, we acquired Anachemia Canada Inc. and its affiliates (“Anachemia”). Anachemia, based in Montreal, Canada, manufactures certain chemicals and materials and distributes chemicals, laboratory supplies and equipment in Canada, the United States, South America and Mexico.

•	On June 1, 2011, we acquired BioExpress Corp. (“BioExpress”), a domestic distributor of laboratory supplies in the education, biotechnology and government market segments.

•	On May 2, 2011, we acquired Trenka Industriebedarf Handelsgesellschaft m.b.H. (“Trenka”), a distributor of industrial clothing, testing equipment and personal protection equipment in Austria.

•	On March 31, 2011, we acquired Alfalab Hurtownia Chemiczna Sp. z o.o (“Alfalab”), a scientific laboratory supply distributor in Poland.

•	On February 1, 2011, we acquired AMRESCO Inc. (“AMRESCO”), a domestic supplier and manufacturer of high quality biochemicals and reagents for molecular biology, life sciences, proteomics, diagnostics, molecular diagnostics and histology areas of research and production.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of AMRESCO, BioExpress, Anachemia, LabPartner, KLEN, Sovereign, CR Lab, UBI and TEK have been included in our Americas segment and the results of Alfalab, Trenka, PBI, VITRUM, Lab3, Labonord, Switch, Prolab and Basan UK have been included in our Europe segment, each from their respective dates of acquisition. The results of basan from its date of acquisition have been included in our Europe segment, except for basan’s operations in southeast Asia, which are included in our Americas segment.

None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price, net of cash acquired, for the acquisitions made during 2013 was approximately $47.5 million, comprised of $6.8 million of net tangible assets assumed, $18.2 million of intangible assets and a residual amount of $22.5 million allocated to goodwill.

The aggregate purchase price, net of cash acquired, for the acquisitions made during 2012 was approximately $115.1 million, comprised of $11.5 million of net tangible assets, $44.0 million of intangible assets and a residual amount of $59.6 million allocated to goodwill.

The aggregate purchase price, net of cash acquired, for the acquisitions made during 2011 was approximately $169.9 million, comprised of $28.1 million of net tangible assets, $69.3 million of intangible assets, and a residual amount of $72.5 million allocated to goodwill.

The purchase price allocations for the acquisitions of UBI and TEK are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.

The following unaudited supplemental pro-forma financial information presents a summary of the consolidated results of operations of the Company as if the Acquisitions had occurred as of January 1, 2012 (in millions):

	Year Ended December 31,
	2013	2012
Net sales	$4,216.0	$4,247.0
Income before income taxes	24.1	20.4

These pro-forma results have been prepared for comparative purposes only. These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2012, or of the future results of operations of the Company.

On March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom and Austria and manufacturing operations in Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany, and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments. Peqlab has annual net sales of approximately $24.0 million.

(6) Impairments of Goodwill and Intangible Assets

See Note 2(i) for a summary of our significant accounting policies relating to goodwill and intangible assets. Goodwill impairment testing is performed at the reporting unit level and we have determined that our reporting units are the same as our operating segments. See Note 18 for a current description of our operating segments.

(a) US Lab, Emerging Businesses and Europe Reporting Units

Annual Impairment Testing

We performed annual impairment assessments of our indefinite-lived intangible assets and goodwill as of October 1, 2013. We determined that there was no measured impairment of indefinite-lived intangible assets, and in connection with our impairment assessments of goodwill, that the estimated fair values of each reporting unit exceeded its respective carrying value. Accordingly, no impairment charges were recognized.

For our annual assessment of indefinite-lived intangible assets at October 1, 2013, the amount by which their estimated fair value exceeded their carrying value was approximately $22 million, $5 million and $115 million for US Lab, Emerging Businesses and Europe, respectively. For our annual assessment of goodwill at October 1, 2013, the amount by which their estimated fair value exceeded their carrying value was approximately $183 million, $64 million and $1 billion for US Lab, Emerging Businesses and Europe, respectively.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Science Education Reporting Unit

Annual Impairment Testing

We performed an annual impairment assessment of our Science Education reporting unit’s indefinite-lived intangible assets, which consist of trademarks and tradenames, as of October 1, 2013, and we determined that there was no measured impairment. The amount by which their estimated fair value exceeded their carrying value was approximately $1 million.

At September 30, 2011, the goodwill of the Science Education reporting unit had been fully impaired and no impairment testing was necessary.

Interim Impairment Testing

We observed a decline in the operating results of our Science Education reporting unit during the seasonally-significant third calendar quarter of 2011. The operating results of this reporting unit were negatively impacted by unfavorable industry conditions and a highly competitive environment, as U.S. school districts faced budget shortfalls and funding pressures. Industry conditions also created increased pricing pressure as competitors sought to restore volume. These developments led us to reduce forecasted sales and profitability. Accordingly, we performed an interim impairment assessment of Science Education’s intangible and other long-lived assets as of September 30, 2011.

We evaluated indefinite-lived intangible assets for impairment prior to testing amortizable intangible assets, other long-lived assets, and goodwill. At September 30, 2011, the carrying value of Science Education’s indefinite-lived intangible assets was $18.7 million, which exceeded their estimated fair value of $15.4 million. As a result, we recognized pre-tax impairment charges of $3.3 million during the year ended December 31, 2011.

We also evaluated the recoverability of Science Education’s amortizable intangible assets and other long-lived assets at September 30, 2011 by comparing the carrying value of the Science Education asset group to the estimated undiscounted future cash flows expected to be generated by those assets. We determined that the carrying value of the Science Education asset group did not exceed its estimated undiscounted future cash flows. Therefore no impairment was measured or recognized.

(c) Other

In connection with the aforementioned interim and annual impairment tests of each reporting unit, we reaffirmed that our trademarks and tradenames have indefinite lives because they do not have legal, regulatory, contractual, competitive or economic limitations and are expected to contribute to the generation of cash flows indefinitely.

Should our planned revenue, cash flow growth, or market conditions be adversely affected due to, among other things, negative macroeconomic or industry-specific factors, or should we experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, or control premiums derived from market transactions, additional impairment charges against goodwill and intangible assets may be required. See Note 14(e) for further discussion of the non-recurring fair value measurements made in connection with our impairment testing of goodwill and other intangible assets.

During the third quarter of 2013 and in connection with a global restructuring program (see Note 7), we recognized a $2.8 million impairment of an amortizable intangible asset.

(7) Restructuring Activities

(a) 2013 Restructuring Program

In September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). The Program involves transitioning the management of our European organization from country to regional-based, refining the customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, the Company will also exit a variety of relatively small distribution and other facilities in North America, Europe and Asia. The Company expects the Program to enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. All actions under the Program are expected to be completed in 2014.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In 2013, the Company recognized aggregate restructuring expenses under the Program of $32.5 million, such expenses primarily relating to severance and other employment related costs. These charges were primarily included in selling, general and administrative (“SG&A”) expenses in our statements of operations. The Company recognized all severance and related expenses, which are primarily recognized under ASC 712 – Compensation – Nonretirement Postemployment Benefits, during the third and fourth quarters of 2013.

The following table sets forth the activity associated with the Company’s cash-based liabilities under the Program through December 31, 2013 (in millions):

	Severance
	and	Facilities
	termination	related
	benefits	and other	Total
Balance as of January 1, 2013	$—	$—	$—
Accruals recognized against earnings by reportable segment:
Americas	8.2	0.4	8.6
Europe	19.5	0.4	19.9
Cash payments	(9.3)	(0.2)	(9.5)

Balance as of December 31, 2013	$18.4	$0.6	$19.0

In addition to the above noted $28.5 million in cash-based restructuring expenses recognized in the year ended December 31, 2013, we also recognized $4.0 million in Program-related non-cash charges in our Asia Pacific operations, including $2.8 million related to an impairment of an amortizable intangible asset and increased provisions for inventories of $0.8 million and trade receivables of $0.4 million. Restructuring charges were all classified as SG&A expenses, except for the aforementioned increased inventory reserve which was classified as cost of goods sold in the accompanying consolidated statements of operations.

(b) Other restructuring activities

From time to time, the Company has undertaken cost reduction initiatives in its existing businesses as well as in its acquired businesses. Cost reduction initiatives typically include severance and facility closure costs. Expenses associated with such actions recognized in our statements of operations during the years ended December 31, 2012 and 2011, were $16.9 million and $5.9 million, respectively.

(c) Classification

As of December 31, 2013 and 2012, $21.6 million and $15.6 million, respectively, of our aggregate restructuring liabilities were included in accrued expenses and $2.0 million and $2.9 million, respectively, were included in other long-term liabilities.

(8) Property and Equipment

Property and equipment, net, for each of the reporting periods is shown in the table below (in millions):

	December 31,
	2013	2012
Land	$20.2	$17.7
Buildings and improvements	159.2	147.0
Equipment and computer software	252.4	225.8
Capital additions in process	5.0	3.8

	436.8	394.3
Less accumulated depreciation	(189.2)	(160.2)

Property and equipment, net	$247.6	$234.1

Depreciation expense, including amortization of assets recorded under capital leases, for each of the reporting periods is shown in the table below (in millions):

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$38.3	$36.0	$32.3

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9) Accrued Expenses

The components of accrued expenses for each of the reporting periods is shown in the table below (in millions):

	December 31,
	2013	2012
Other accrued expenses	$69.2	$65.3
Employee-related accruals	71.2	58.9
Accrued interest	16.0	22.6
Non-income taxes payable	20.2	20.9
Current portion of restructuring liabilities (Note 7)	21.6	15.6
Income taxes payable	8.1	10.3
Deferred income taxes (Note 11)	5.8	8.5

	$212.1	$202.1

(10) Debt

Our debt consists of term loans and a multi-currency revolving loan facility under a senior secured credit facility (the “Senior Secured Credit Facility”), 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”), 10.75% unsecured senior subordinated notes due 2017 (the “Senior Subordinated Notes”), an accounts receivable securitization facility due 2016 (the “A/R Facility”), compensating cash balance, capital lease obligations, 8% unsecured senior subordinated notes due April 2014 (the “Predecessor Senior Subordinated Notes”) and other debt.

The following table presents the carrying value of our debt obligations (in millions):

	December 31,
	2013	2012
Senior Secured Credit Facility	$1,389.2	$1,475.7
7.25% Senior Notes	750.0	750.0
10.75% Senior Subordinated Notes	533.4	526.5
A/R Facility	124.2	117.2
Compensating cash balance	25.9	246.9
Capital leases	18.6	19.7
8% Predecessor Senior Subordinated Notes	1.0	1.0
Other debt	12.1	11.6

Total debt	2,854.4	3,148.6
Less current portion	(71.0)	(393.5)

Long term-portion	$2,783.4	$2,755.1

The following table summarizes the principal maturities of our debt as of December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Credit Facility — term loans	$14.2	$14.2	$14.2	$1,334.0	$—	$—	$1,376.6
Senior Secured Credit Facility — revolving facility	—	—	12.6	—	—	—	12.6
7.25% Senior Notes	—	—	—	750.0	—	—	750.0
10.75% Senior Subordinated Notes	—	—	—	533.4	—	—	533.4
A/R Facility	—	—	124.2	—	—	—	124.2
Compensating cash balance	25.9	—	—	—	—	—	25.9
Capital leases	5.2	4.1	3.7	2.7	1.9	1.0	18.6
8% Predecessor Senior Subordinated Notes	1.0	—	—	—	—	—	1.0
Other debt	12.1	—	—	—	—	—	12.1

Total debt	$58.4	$18.3	$154.7	$2,620.1	$1.9	$1.0	$2,854.4

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a) Senior Secured Credit Facility

Our Senior Secured Credit Facility is with a syndicate of lenders and provides for aggregate maximum borrowings consisting of (1) term loans denominated in euros in an aggregate principal amount outstanding as of December 31, 2013 of €573.0 million ($789.1 million on a U.S. dollar equivalent basis as of December 31, 2013), (2) term loans denominated in U.S. dollars in an aggregate principal amount outstanding as of December 31, 2013 of $587.5 million and (3) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).

As of December 31, 2013, an aggregate U.S. dollar equivalent of $12.6 million was outstanding under the multi-currency revolving loan facility, consisting of $1.0 million of swingline loans and revolving loans of £7.0 million ($11.6 million on a U.S. dollar equivalent basis as of December 31, 2013). In addition, we had $18.5 million of undrawn letters of credit outstanding. As of December 31, 2013, we had $210.2 million of available borrowing capacity under the multi-currency revolving loan facility.

On June 4, 2012, we completed an amendment of our Senior Secured Credit Facility (the “Amendment”). The Amendment extended €481.2 million of our euro term loan facility (the “Extended Euro Term Loans”) and $243.6 million of our U.S. dollar term loan facility (the “Extended Dollar Term Loans” and together with the Extended Euro Term Loans, the “Extended Term Loans”). In addition, the Amendment extended $241.3 million of our existing $250.0 million revolving credit commitments (the “Extended Revolving Commitments”). Subsequently, in June 2012, the non-extended portion of our revolving credit commitments, which was scheduled to mature on June 29, 2013, was terminated. Fees paid to lenders and third parties in connection with the Amendment of approximately $5.0 million were deferred and are being recognized as interest expense in part over the original term of maturity and in part over the extended terms of maturity. Third party fees and fees paid to lenders of approximately $0.7 million were expensed as incurred during the second quarter of 2012.

On January 31, 2013, we completed an incremental amendment of our Senior Secured Credit Facility (the “Incremental Amendment”). Pursuant to the Incremental Amendment, the Company obtained $351.7 million of senior secured U.S. dollar term loans (the “Incremental Dollar Term Loans”) and €101.5 million of senior secured euro term loans (the “Incremental Euro Term Loans” and, together with the Incremental Dollar Term Loans, the “Incremental Term Loans”). Proceeds from the Incremental Term Loans were subsequently used to repay all non-extended term loans that were scheduled to mature on June 29, 2014. Fees paid to the arranger of this financing and other third parties in connection with the Incremental Amendment of approximately $2.3 million were deferred and are being recognized as interest expense over the term of maturity. In connection with this transaction, the Company recognized a loss on the extinguishment of long-term debt during the first quarter of 2013 of $2.0 million representing the write-off of unamortized deferred financing costs associated with the non-extended term loans.

On January 29, 2014, we completed a further amendment of our Senior Secured Credit Facility (the “Second Amendment” and together with the Amendment and the Incremental Amendment, the “Facility Amendments”). Pursuant to the Second Amendment, the Company obtained $587.5 million of senior secured U.S. dollar term loans (the “Amended Dollar Term Loans”) and €573.0 million of senior secured euro term loans (the “Amended Euro Term Loans” and, together with the Amended Dollar Term Loans, the “Amended Term Loans”). Proceeds from the Amended Terms Loans were subsequently used to replace all outstanding Extended Term Loans and Incremental Term Loans.

Maturity; Prepayments

The Extended Revolving Commitments will mature and lending commitments thereunder will terminate on April 3, 2016. The Amended Term Loans will mature on April 3, 2017. Subject to any mandatory or optional prepayments, the principal amounts of the term loans require quarterly payments equal to 0.25% of their respective original principal amounts drawn, with the final payment due at maturity. A pre-payment premium equal to 1% of the principal amount of any term loans being repaid, replaced or refinanced will be imposed upon the incurrence of any new long-term financing incurred primarily for the purpose of repaying, replacing or refinancing the Amended Term Loans prior to the six month anniversary of the Second Amendment.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest

As of December 31, 2013, the weighted average interest rates on the euro-denominated and U.S. dollar-denominated term loans were 4.69% and 4.27%, respectively, and the weighted average interest rate under the multi-currency revolving loan facility was 4.26%. As of December 31, 2013, the weighted average interest rates include a margin of 4.50% for the Extended Euro Term Loans, 4.25% for the Incremental Euro Term Loans, 4.25% for the Extended Dollar Term Loans, 4.00% for the Incremental Dollar Term Loans and 3.75% on loans outstanding under the Extended Revolving Commitments.

Subsequent to the Second Amendment, at our election, the interest rate on all Amended Dollar Term Loans will be based on either (1) the then applicable British Bankers Association London Interbank Offered Rate (commonly known as U.S. Libor) plus 3.25% per annum, or (2) the then applicable alternate base rate (defined as the greater of the U.S. Prime lending rate or the Federal Funds effective rate plus 0.5%) plus 2.25% per annum. Swingline loans will be denominated only in U.S. dollars and based on the alternate base rate plus a variable margin. The interest rate on all Amended Euro Term Loans will be based on the then applicable interest rate determined by the Banking Federation of the European Union (commonly known as the Euribor rate) plus 3.50% per annum. All loans denominated in currencies other than U.S. dollars and euros will generally be based on the then applicable London Interbank Offered Rate for each respective loan and currency of denomination plus a variable margin. Pricing on the Company’s Extended Revolving Commitments is subject to reductions upon achievement of certain financial ratios.

See Note 14(c) for information on our prior interest rate swap arrangements.

Fees

The Company pays quarterly fees with respect to the Senior Secured Credit Facility, including (1) a commitment fee equal to 0.375% per annum on the unused portion of the multi-currency revolving loan facility (subject to two step downs if certain net leverage ratios are met), (2) letter of credit participation fees, (3) a fronting fee (equal to 0.125% on the outstanding undrawn letters of credit paid to the issuing bank) and (4) administrative fees.

Covenants

The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants. The Senior Secured Credit Facility also includes a financial maintenance covenant for the benefit of the Extended Revolving Commitments requiring us to maintain a Senior Secured Net Leverage Ratio (as defined) of not more than 5.50:1.00. As of December 31, 2013, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

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

(b) Senior Notes

10.25% Senior Notes

In connection with the issuance of the 7.25% Senior Notes (described below), on August 20, 2012, the Company commenced a tender offer to purchase any and all of its $713.0 million aggregate principal amount of 10.25% Senior Notes then outstanding. On September 4, 2012, the Company accepted for purchase an aggregate principal amount of $102.7 million of the 10.25% Senior Notes that were tendered. Concurrently, on September 4, 2012, the Company irrevocably called for redemption, on October 4, 2012, the remaining $610.3 million aggregate principal amount of 10.25% Senior Notes outstanding and deposited $639.6 million of cash received upon the issuance of the 7.25% Senior Notes, representing the redemption price, call premium plus all interest payable through the settlement date, in an account with the trustee for the 10.25% Senior Notes. In connection with such redemption notice and deposit, the indenture pursuant to which the 10.25% Senior Notes were issued was discharged. On October 4, 2012, the final redemption of the 10.25% Senior Notes was completed and all funds were remitted to the note holders, discharging the Company of all remaining obligations. In connection with these transactions, the Company recognized a loss on the extinguishment of long-term debt of $25.5 million during 2012. The loss includes $18.7 million in tender and redemption premiums paid, $6.6 million for the write-off of unamortized deferred financing costs related to the 10.25% Senior Notes, and $0.2 million of third party fees and fees paid to lenders.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.25% Senior Notes

The Company funded the purchases and redemption of the 10.25% Senior Notes with the issuance of $750.0 million aggregate principal amount of 7.25% Senior Notes on September 4, 2012.

Fees paid to lenders and third parties in connection with the issuance of the 7.25% Senior Notes of approximately $12.1 million were deferred and are being recognized as interest expense over the term of maturity.

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

Maturity

The 7.25% Senior Notes, which aggregate $750.0 million as of December 31, 2013, will mature on September 15, 2017. Interest on the 7.25% Senior Notes is payable twice a year on March 15 and September 15. Payments commenced on March 15, 2013 at a rate of 7.25% per annum.

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

Registration Rights

The Company is party to a Registration Rights Agreement with respect to the 7.25% Senior Notes (the “7.25% Senior Notes Registration Rights Agreement”). The Company satisfied its obligations under the 7.25% Senior Notes Registration Rights Agreement by filing and causing to become effective a registration statement and, in May 2013, we completed the exchange offer pursuant to which 100% of the outstanding 7.25% Senior Notes were exchanged for new 7.25% Senior Notes registered with the U.S. Securities and Exchange Commission with the same terms.

Covenants

The indenture governing the 7.25% Senior Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of December 31, 2013, the Company was in compliance with the indenture and related requirements governing the 7.25% Senior Notes.

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

Maturity; Interest

The Senior Subordinated Notes are denominated in euros in an aggregate principal amount currently outstanding of €126.9 million ($174.7 million on a U.S. dollar equivalent basis as of December 31, 2013) and in U.S. dollars in an aggregate principal amount currently outstanding of $358.7 million. The Senior Subordinated Notes will mature on June 30, 2017. Interest on the Senior Subordinated Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year at a rate of 10.75% per annum.

Guarantees

The obligations under the Senior Subordinated Notes are guaranteed, jointly and severally and fully and unconditionally, on an unsubordinated basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Subordinated Notes are not secured by any of the Company’s assets or the Subsidiary Guarantors’ assets.

Redemption

Beginning June 30, 2013, the Company, at its option, is able to redeem some or all of the Senior Subordinated Notes at any time at 102.6875% of their aggregate principal amount. This redemption price will be reduced to 100% of their aggregate principal amount beginning on June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

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

If we determine a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2013, we concluded the likelihood of having to make any payments under the Subordinated Notes Registration Rights Agreement was remote, and therefore we did not record a contingent liability.

Covenants

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. As of December 31, 2013, the Company was in compliance with the indenture and related requirements governing the Senior Subordinated Notes.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d) A/R Facility

We entered into our A/R Facility on November 4, 2011, and amended and extended it on November 7, 2013. Our A/R Facility provides for funding in an aggregate principal amount not to exceed $175.0 million and will terminate on November 4, 2016. The A/R Facility involves certain of our domestic wholly-owned subsidiaries (the “Originators”) selling on an on-going basis all of their trade accounts receivable, together with all related security and interests in the proceeds thereof, without recourse, to a wholly owned, bankruptcy-remote, subsidiary of VWR International, LLC (“VWR”), VWR Receivables Funding, LLC (“VRF”), in exchange for a combination of cash and subordinated notes issued by VRF to the Originators. VRF, in turn, has the ability to sell undivided ownership interests in the accounts receivable, together with customary related security and interests in the proceeds thereof, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds or letters of credit. The receivables sold to VRF are available first and foremost to satisfy claims of the creditors of VRF and are not available to satisfy the claims of creditors of the Originators or the Company.

Proceeds from the sale of undivided ownership interests in qualifying receivables under the A/R Facility have been reflected as long-term debt on our consolidated balance sheet. VWR will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to the sale of receivables under the A/R Facility.

As of December 31, 2013, $124.2 million was outstanding under the A/R Facility, we had $11.4 million of undrawn letters of credit outstanding, and we had $0.0 million of available borrowing capacity. Availability of funding under the A/R Facility depends primarily upon maintaining sufficient trade accounts receivable. As of December 31, 2013, the interest rate applicable to borrowings outstanding under the A/R Facility was 1.67%.

The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of December 31, 2013, the Company was in compliance with the covenants under the A/R Facility.

(e) Compensating Cash Balance

Our foreign subsidiaries obtain their liquidity from our notional and physical global cash pooling arrangements or from formal or informal lines of credit offered by local banks. Our compensating cash balance represents bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a third-party bank. Due to the nature of these overdrafts, all amounts have been classified within the current portion of debt at each period end. As of December 31, 2013, our compensating cash balance was $25.9 million.

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

(f) Other

Substantially all of the debt obligations of the Company outstanding prior to the consummation of the Merger were repaid or redeemed through the tender offers and redemptions as of the Merger. As of December 31, 2013 and 2012, $1.0 million of Predecessor Senior Subordinated Notes remain outstanding. Effective on the closing date of the Merger, the indenture relating to the Predecessor Senior Subordinated Notes was amended pursuant to a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

(11) Income Taxes

(a) Income Tax Provision or Benefit

The components of income or loss before income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
United States	$(56.6)	$(78.2)	$(12.1)
Foreign	79.1	90.1	100.2

Total income before income taxes	$22.5	$11.9	$88.1

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of income tax provision are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(0.4)	$0.1	$(0.1)
State	(0.3)	0.1	(0.3)
Foreign	(36.6)	(34.6)	(34.4)

	(37.3)	(34.4)	(34.8)

Deferred:
Federal	6.5	14.6	(6.7)
State	1.0	1.1	(4.2)
Foreign	21.4	10.6	15.3

	28.9	26.3	4.4

Total income tax provision	$(8.4)	$(8.1)	$(30.4)

During the years ended December 31, 2013 and 2012, in addition to providing an income tax provision of $8.4 million and $8.1 million, respectively, in our statements of operations, the Company also recorded net deferred tax liabilities through goodwill of $0.7 million and $12.1 million, respectively, and net deferred tax (liabilities) assets through stockholders’ equity of $(3.9) million and $1.8 million, respectively. The deferred tax liabilities recorded through goodwill primarily relate to acquired intangible assets. The net deferred taxes recorded through equity primarily relate to our pension plans.

The provision for income taxes in the accompanying statements of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% due to the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Statutory tax provision	$(7.9)	$(4.2)	$(30.8)
State income taxes, net of federal benefit	0.4	0.7	(3.1)
Change in foreign tax rates	8.5	(1.4)	7.0
Foreign rate differential	4.9	5.2	2.8
Nondeductible expenses	(0.6)	(0.6)	(1.1)
Change in valuation allowance	(12.5)	(4.5)	(2.1)
Other, net	(1.2)	(3.3)	(3.1)

Total income tax provision	$(8.4)	$(8.1)	$(30.4)

The tax provision recognized in 2013 is primarily the result of tax expense on foreign operating profits and increases in valuation allowances in foreign jurisdictions, partially offset by a tax benefit from domestic operating losses and a favorable reduction of foreign deferred tax liabilities due to a change in the effective foreign rates.

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

Other, net for the years ended 2013, 2012 and 2011 includes a benefit (provision) related to changes in uncertain tax positions of $0.8 million, $(3.1) million and $(2.6) million, respectively.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains or losses in our operating results.

The change in valuation allowance above for the years ended December 31, 2013, 2012 and 2011, excludes valuation allowances recognized with respect to intercompany transactions, foreign taxes and state net operating losses.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$258.2	$252.1
Pension and other compensation benefits	5.1	13.3
Foreign currency translation loss	23.2	8.5
Derivative financial instruments	0.1	—
Foreign tax credit and alternative minimum tax carryforwards	6.2	9.3
Inventory overhead capitalization	2.7	2.4
Accrued expenses	3.8	3.6
Receivables	4.7	4.9
Transaction fees	5.7	5.5

	309.7	299.6
Valuation allowances	(119.3)	(95.4)

Total deferred tax assets, net of valuation allowances	190.4	204.2
Deferred tax liabilities:
Intangible assets	564.4	596.9
Property and equipment	9.4	8.9
Inventory valuation	8.5	13.1
Goodwill amortization	34.3	29.4
Other	3.3	4.7

Total deferred tax liabilities	619.9	653.0

Net deferred tax liability	$429.5	$448.8

Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2013	2012
Deferred tax asset — current (included in other current assets)	$15.1	$11.6
Deferred tax asset — noncurrent	7.3	11.8
Deferred tax liability — current (included in accrued expenses)	(5.8)	(8.5)
Deferred tax liability — noncurrent	(446.1)	(463.7)

Net deferred tax liability	$(429.5)	$(448.8)

The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2013, the Company had valuation allowances of $119.3 million associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our income tax provision or benefit.

(c) Uncertain Tax Positions

We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden, Canada, Switzerland and the U.S. We have concluded all U.S. federal income tax matters for years through 2009. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2009. Substantially all U.S. state and local income tax matters have been finalized through 2009.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and 2012, the Company had $58.5 million and $47.2 million, respectively, of unrecognized tax benefits, including $0.6 million and $0.7 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the net effect would generally be a benefit to the Company’s income tax provision. We expect a reduction in the liability for unrecognized tax benefits ranging between $0.0 million and $0.2 million within the next twelve months as a result of settlements and the expiration of statues of limitations.

The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$46.5	$31.1	$4.9
Tax positions related to the current year — additions	14.0	13.7	14.1
Tax positions related to prior years — additions	0.1	1.7	13.6
Tax positions related to prior years — reductions	(1.1)	—	(1.2)
Reductions for settlements with taxing authorities	(1.2)	—	(0.1)
Reductions as a result of a lapse of statutes of limitations	(0.4)	—	(0.2)

Balance at December 31	$57.9	$46.5	$31.1

During the years ended December 31, 2013 and 2012, our reserve for unrecognized tax benefits increased primarily as a result of tax positions we took across various jurisdictions in 2013 and 2012.

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

(d) Other Matters

Neither income taxes nor foreign withholding taxes have been provided on $645.7 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2013. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.

As of December 31, 2013, the Company has federal net operating loss carryforwards of $513.6 million that begin to expire in 2025 and state net operating loss carryforwards of $490.4 million, with a corresponding state tax benefit of $19.6 million, that expire at various times through 2033. In addition, the Company has foreign net operating loss carryforwards of $338.5 million, which predominantly have indefinite expirations. Further, as of December 31, 2013, there are U.S. foreign tax credit carryforwards of $2.9 million that will expire at various times through 2016.

The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and its parent, VWR Investors.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12) Benefit Programs

The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.

(a) U.S. Retirement Plan

The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all of the Company’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. The Company generally funds the minimum amount required by applicable laws and regulations. As of December 31, 2013, the U.S. Retirement Plan covered approximately 3,580 participants. The Company uses a December 31 measurement date for the U.S. Retirement Plan.

The change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows (in millions):

	Year Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation — beginning of year	$226.3	$217.9
Service cost	0.7	0.7
Interest cost	8.7	8.8
Actuarial (gain) loss	(28.0)	5.1
Benefits paid	(6.6)	(6.2)

Benefit obligation — end of year	201.1	226.3

Change in plan assets:
Fair value of plan assets — beginning of year	264.5	241.5
Actual (loss) gain on plan assets	(4.9)	29.2
Benefits paid	(6.6)	(6.2)

Fair value of plan assets — end of year	253.0	264.5

Funded status	$51.9	$38.2

Amounts recognized in the consolidated balance sheet for the U.S. Retirement Plan were as follows (in millions):

	December 31,
	2013	2012
Other assets	$51.9	$38.2
Accumulated other comprehensive income or loss — pre-tax	(35.5)	(28.1)

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension income as of December 31, 2013 relates to an actuarial gain. The accumulated benefit obligation was $201.1 million and $226.3 million as of December 31, 2013 and 2012, respectively.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2013	2012	2011
Service cost	$0.7	$0.7	$0.7
Interest cost	8.7	8.8	9.4
Expected return on plan assets	(15.7)	(14.3)	(12.2)
Recognized net actuarial gain	(0.1)	—	(0.4)

Net periodic pension income	$(6.4)	$(4.8)	$(2.5)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following net actuarial gains or losses were included in other comprehensive income or loss (in millions):

	Year Ended December 31,
	2013	2012	2011
Net actuarial gain (loss) included in other comprehensive income or loss	$7.4	$9.9	$(12.7)

The net periodic pension income and the projected benefit obligation were based on the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Discount rate for benefit obligation as of year end	4.90%	3.95%	4.10%
Discount rate for net periodic pension income	3.95%	4.10%	5.40%
Expected rate of return on plan assets for net periodic pension income	6.00%	6.00%	5.80%

We select our discount rate by comparing certain bond yield curves available as of year end with Moody’s ratings of “Aa” or “AA,” respectively. Based on our review as of December 31, 2013, we selected 4.90% to adjust for any differences between the maturity of the reference bonds and the weighted average maturity date of our future expected benefit payments. As of December 31, 2013, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing a diversified fixed income fund, attempts to hedge the discounted rate used to present value future pension obligations. The fixed income fund invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors and is managed by a single institution. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds.

The estimated fair values of the U.S. Retirement Plan’s assets as of December 31, 2013 and 2012, by asset class were as follows (see Note 14 for more discussion on fair value measurements) (in millions):

	December 31, 2013				December 31, 2012
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1.3	$—	$1.3	$—	$22.2	$—	$22.2	$—
Fixed income fund	200.6	—	200.6	—	217.8	—	217.8	—
Equity funds	51.1	18.4	32.7	—	24.5	24.5	—	—

Total	$253.0	$18.4	$234.6	$—	$264.5	$24.5	$240.0	$—

The Company does not expect to make contributions to the U.S. Retirement Plan in 2014.

The following table summarizes the benefits expected to be paid under the U.S. Retirement Plan over each of the next five years and the following five-year period (in millions):

Year ending December 31,
2014	$7.7
2015	8.3
2016	8.9
2017	9.5
2018	10.0
2019 – 2023	58.2

(b) Other U.S. Benefit Plans

The Company sponsors defined contribution plans as well as a supplemental pension plan and a nonqualified deferred compensation plan for certain senior officers. The supplemental pension plan was frozen on May 31, 2005, is unfunded, and covered 15 participants (1 current employee) as of December 31, 2013. In addition, and prior to December 2012, certain employees were covered under a union-sponsored, collectively bargained multi-employer pension plan. Expenses incurred under these plans were as follows (in millions):

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2013	2012	2011
Defined contribution plans	$7.4	$7.2	$8.4
Union-sponsored plan	1.0	2.1	0.6
Supplemental pension plan	0.5	0.5	0.4
Nonqualified deferred compensation plan	0.2	0.2	0.2

In addition, the Company provides health benefits to certain retirees and their spouses. These benefits are unfunded. Shown below are the accumulated postretirement benefit obligation and the weighted average discount rate used in determining the accumulated postretirement benefit obligation (amounts in millions). The annual cost of these benefits are not material.

	December 31,
	2013	2012
Postretirement benefit obligations	$1.3	$1.7
Weighted average discount rate	4.90%	3.95%
Healthcare cost trend rate assumed for next year	7.60%	7.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2028	2028

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point increase in assumed healthcare cost trend rates would increase our postretirement benefit obligation as of December 31, 2013, by approximately $0.3 million.

(c) Non-U.S. Benefit Plans

The Company has defined benefit pension plans at various foreign subsidiaries. Our significant non-U.S. defined benefit plans are in Germany, France, and the UK. Our German subsidiaries have unfunded defined benefit pension plans for certain employees and retirees, such plans being closed to new participants. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has two defined benefit plans which are closed to new participants and frozen with respect to future accrual of benefits. In addition, the Company has several small defined benefit pension plans at other locations. The Company uses a December 31 measurement date for these non-U.S. defined benefit plans.

Combined information for the German, French and the UK plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status were as follows (in millions):

	Year Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation — beginning of year	$150.2	$121.5
Service cost	1.4	1.7
Interest cost	5.9	5.9
Plan participants’ contributions	—	0.3
Actuarial loss	5.6	23.7
Benefits paid	(4.7)	(3.4)
Curtailment	—	(4.8)
Currency translation changes	4.7	5.3

Benefit obligation — end of year	163.1	150.2

Change in plan assets:
Fair value of plan assets — beginning of year	71.6	61.5
Actual gain on plan assets	11.2	6.2
Company contributions	2.1	2.7
Plan participants’ contributions	—	0.3
Benefits paid	(3.3)	(2.2)
Currency translation changes	2.1	3.1

Fair value of plan assets — end of year	83.7	71.6

Funded status	$(79.4)	$(78.6)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheet were as follows (in millions):

	December 31,
	2013	2012
Other assets	$0.5	$0.4
Other long-term liabilities	(79.9)	(79.0)
Accumulated other comprehensive income or loss — pre-tax	36.5	40.5

The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2013, relates to a net actuarial loss. The combined accumulated benefit obligation was $155.4 million and $143.2 million as of December 31, 2013 and 2012, respectively.

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2013	2012	2011
Service cost	$1.4	$1.7	$2.2
Interest cost	5.9	5.9	6.2
Expected return on plan assets	(3.8)	(3.9)	(4.4)
Recognized net actuarial loss	2.0	0.9	0.7

Net periodic pension cost	$5.5	$4.6	$4.7

The following net actuarial gains or losses were included in other comprehensive income or loss (in millions):

	Year Ended December 31,
	2013	2012	2011
Net actuarial gain (loss) included in other comprehensive income or loss	$1.9	$(16.5)	$(6.2)

The combined net periodic pension cost and the combined projected benefit obligation were based on the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Discount rate for benefit obligation as of year end	4.19%	4.11%	4.88%
Discount rate for net periodic pension cost	4.11%	4.88%	5.21%
Expected rate of return on plan assets for net periodic pension cost (French and UK plans only)	6.45%	6.33%	6.83%
Assumed annual rate of compensation increase for benefit obligation (German plan only)	3.00%	3.00%	3.26%
Assumed annual rate of compensation increase for net periodic pension cost (German plan only)	3.00%	3.24%	3.92%

The French and UK plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 77% equity index funds and 23% debt securities, equally divided between corporate bonds and government securities. The combined estimated fair values of the French and UK plans’ assets as of December 31, 2013 and 2012, by asset class were as follows (see Note 14 for more discussion on fair value measurements) (in millions):

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2013				December 31, 2012
		Quoted	Significant			Quoted	Significant
		Prices in	Other	Significant		Prices in	Other	Significant
		Active	Observable	Unobservable		Active	Observable	Unobservable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Insurance contracts	$79.4	$—	$79.4	$—	$71.6	$—	$71.6	$—
Cash	4.3	4.3	—	—	—	—	—	—

Total	$83.7	$4.3	$79.4	$—	$71.6	$—	$71.6	$—

The Company expects to make contributions to the French and UK plans of approximately $0.3 million in 2014.

The following table summarizes the benefits expected to be paid under the German, French and UK Plans over each of the next five years and the following five-year period (in millions):

Year ending December 31,
2014	$4.1
2015	4.1
2016	4.3
2017	4.5
2018	2.6
2019 – 2023	28.9

(d) Other Non-U.S. Postemployment Benefits

Certain of the Company’s European subsidiaries provide postemployment benefits in the form of lump-sum cash payments to employees when they leave the Company, regardless of their reason for leaving. The Company estimates and accrues a liability for these benefits. The largest such plans are in France, Italy and Belgium. The combined liability recorded for these plans was $7.4 million and $7.6 million as of December 31, 2013 and 2012, respectively.

(13) Share-Based Compensation

(a) Overview

Holdings established the 2007 Securities Purchase Plan (the “Holdings Equity Plan”), pursuant to which members of management and other employees (“Management Investors”), members of the Board of Directors and certain consultants may be provided the opportunity to purchase or receive grants of equity units of Holdings. To date, the equity units sold by Holdings have consisted of vested Class A Preferred Units (“Preferred Units”), vested Class A Common Units (“Common Units”) and Class A Common Units subject to vesting (“Founders Units”), and the equity units granted by Holdings have consisted of unvested Class A Common Units (“Class A Incentive Units”) and unvested Class B Common Units (“Class B Incentive Units”), and together with the Class A Incentive Units (the “Incentive Units”). The proceeds of these issuances, if any, have ultimately been contributed to the Company as additional capital contributions.

The Preferred Units, which are fully vested upon issuance, are non-voting units that accrue a yield at a rate of 8% per annum (based on the actual number of days in a year, compounded quarterly) on the amount of unreturned capital with respect to such Preferred Units. As of December 31, 2013, the aggregate accrued yield on the outstanding Preferred Units was $942.3 million, which is recorded at Holdings.

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

The terms of the Founders Units are the same as the Common Units, except that they are subject to vesting pro rata on a daily basis during the four-year service period following issuance, subject to accelerated vesting upon the occurrence of certain events. Founders Units are owned upon issuance. Vested Founders Units can be repurchased by or sold to Holdings at fair market value while unvested Founders Units (and vested Founders Units upon termination for “cause”) are subject to repurchase at the lower of original cost or fair market value. The Founders Units are only available to Management Investors.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Class A Incentive Units, which are economically equivalent to the Common Units, are subject to vesting based on both performance and service conditions. Vested Class A Incentive Units can be repurchased by Holdings and certain other affiliates at fair market value while unvested Class A Incentive Units are generally forfeited.

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

During the years ended December 31, 2013, 2012 and 2011, we recognized non-cash share-based compensation expense of $0.6 million, $0.9 million and $2.3 million, respectively, which is included in SG&A expense.

(b) Purchases of Equity Units

During the years ended December 31, 2013, 2012 and 2011, Management Investors purchased equity units of Holdings in the aggregate of $1.4 million, $0.4 million and $2.8 million, respectively. These investments were allocated to Preferred Units, Common Units and Founders Units in accordance with the related Management Unit Purchase Agreements (“Management Agreements”). The estimated grant date fair value of equity units purchased by Management Investors during the years ended December 31, 2013, 2012 and 2011, was $0.1 million, $0.3 million and $1.9 million, respectively.

Management Strip Purchases

Except as noted below under “Other Purchases of Equity Units,” the ratio of Preferred Units to Common Units acquired by the Management Investors was the same as the ratio of Preferred Units to Common Units acquired by Madison Dearborn and other institutional co-investors in connection with the Merger and related transactions (such ratio hereinafter referred to as a “strip” equity investment). The strip equity units purchased by the Management Investors generally had a fair value, for accounting purposes, in excess of the original cost paid to purchase such units. Such excess fair value, when applicable, is attributed to the Founders Units. As Founders Units contain a vesting requirement predicated upon an employee’s future service with the Company, the grant date fair value of a strip equity investment is recognized as compensation expense over the applicable four-year vesting period. As of December 31, 2013, there was $0.7 million of unamortized compensation related to unvested Founders Units, which is being amortized to compensation expense over their four-year vesting period (a weighted average remaining period of 1.1 years as of December 31, 2013).

Other Purchases of Equity Units

On March 29, 2013, Holdings and Manuel Brocke-Benz, the Company’s President and Chief Executive Officer, entered into a Management Agreement, pursuant to which Mr. Brocke-Benz purchased 54,285 additional Founders Units. The grant date fair value of the Founders Units purchased by Mr. Brocke-Benz was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Founders Units were three years, 26% and 0.36%, respectively, and the model also incorporated an assumption of a 17.1% discount for lack of marketability. The aggregate grant date fair value of these Founders Units was estimated to be $0.1 million which will be recognized as compensation expense over the applicable four-year vesting period.

On December 16, 2013, Holdings entered into various Management Agreements, pursuant to which certain Management Investors purchased 6,084 additional Common Units. The aggregate grant date fair value of these Common Units was immaterial.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c) Grants of Incentive Units

The Company did not recognize any stock-based compensation in 2013 or 2012 associated with the Incentive Units.

Class A Incentive Units

On March 29, 2013, Holdings entered into agreements to grant a total of 365,004 Class A Incentive Units to certain eligible Management Investors who elected to receive all or a portion of their 2013 management incentive program (“MIP”) payment in equity. The number of Class A Incentive Units granted to each Management Investor was based on the level at which each could have received a cash bonus under the MIP. The Class A Incentive Units are subject to vesting based on both performance and service conditions, with the number of Class A Incentive Units that ultimately vest dependent, in the first instance, on the achievement by the Company of the 2013 MIP performance metrics. At its February 25, 2014 meeting, the Company’s Board of Directors determined the extent to which the performance metrics under the MIP have been met and the number of Class A Incentive Units, if any, that each plan participant will retain and/or forfeit based thereon.

Class A Incentive Units are also subject to time-based vesting, which provides for 100% vesting on December 31, 2015, subject to the holder’s continued employment by Holdings, the Company or any of their respective subsidiaries. Outstanding Class A Incentive Units will automatically vest upon a sale of the Company (as defined in the underlying grant agreements). The repurchase price per vested Class A Incentive Unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the holder. If a holder of Class A Incentive Units is terminated without cause prior to December 31, 2015, then all of the holder’s outstanding Class A Incentive Units will vest upon such termination and will not be subject to the repurchase option.

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

Series 1 Class B Incentive Units

On March 30, 2012, Holdings entered into agreements to grant performance-based Incentive Units (the “Series 1 Class B Common Units”) to certain of the Management Investors. The number of Series 1 Class B Common Units that vest will depend on the achievement by the Company of a specified Adjusted EBITDA Amount (as defined in the Holdings Equity Plan) in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of $500 million of Adjusted EBITDA and 100% vesting upon achievement of $558 million of Adjusted EBITDA, with straight-line vesting between these measuring points, subject to the Management Investor’s continued employment by Holdings, the Company or any of their respective subsidiaries. The Series 1 Class B Common Units will automatically vest upon a sale of the Company, as defined in the underlying grant agreement. If the Management Investor ceases to be employed by Holdings, the Company or any of their respective subsidiaries for any reason, all unvested Series 1 Class B Common Units will be automatically forfeited and all vested Series 1 Class B Common Units are subject to repurchase at the option of Holdings and its coinvestors. The repurchase price per vested incentive unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the Management Investor; provided that if the Management Investor’s employment is terminated for cause, then each vested incentive unit will be automatically forfeited. The grant date fair value of the Series 1 Class B Common Units was estimated using an option valuation model and assumed the performance target would be achieved. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Series 1 Class B Common Units were three years, 43% and 0.51%, respectively, and the model also incorporated an assumption of an 28% discount for lack of marketability. The aggregate grant date fair value of the Series 1 Class B Common Units was estimated to be $0.2 million for which the portion that is probable of achievement is expected to be recognized over a period of three years.

At its February 25, 2014 meeting, the Company’s Board of Directors approved of adjustments to the Series 1 Class B Common Unit vesting targets, reducing the target to achieve 60% vesting to $457.6 million of Adjusted EBITDA and the target to achieve 100% vesting to $500 million of Adjusted EBITDA, and extended the measurement periods to December 31, 2015.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Series 2 Class B Incentive Units

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

On December 16, 2013, Holdings entered into agreements to grant additional Series 2 Class B Common Units to certain of the Company’s Management Investors. The grant date fair value of the additional Series 2 Class B Units was estimated using an option valuation model. The inputs for expected term, volatility and risk-free rate used in estimating the fair value of the Series 2 Class B Common Units were 1.5 years, 28% and 0.24%, respectively, and the model also incorporated an assumption of an 8.6% discount for lack of marketability. The aggregate grant date fair value of the Series 2 Class B Common Units was estimated to be $0.3 million.

The grant date fair value of the Series 2 Class B Common Units is expected to be recognized as compensation expense over the applicable four-year vesting period.

(d) Classification

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

Under the repurchase option or put option, the Preferred Units, the Common Units and the vested Founders Units can be repurchased by or sold to Holdings at fair market value and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause” (as defined in the Management Agreements), Common Units and vested and unvested Founders Units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. The fair market value of the equity units is calculated in accordance with the relevant transaction documents. The fair market value of the Preferred Units has been based on unreturned capital plus accrued and unpaid yield thereon (the “Preferred Unit Liquidation Preference”). The calculation of the fair market value of the Common Units (the “Common Unit Calculated Value”) takes into account the enterprise value of Holdings, the Preferred Unit Liquidation Preference, and the number of outstanding Common Units and Founders Units. The funding to effect repurchases of units from terminated employees with cash is dependent on dividends, payments or other distributions from the Company, through its subsidiaries. During the years ended December 31, 2013, 2012 and 2011, the Company, through its subsidiaries, provided the funding to effect various repurchases of units from terminated employees in accordance with the applicable Management Agreements, and the Company expects to continue to provide the funding to effect future repurchases of units.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents changes in the carrying value of redeemable equity units (in millions):

	2013	2012
Balance at January 1	$41.4	$53.9
Reclassifications from permanent equity, net	5.3	4.1
Reclassifications to accrued expenses upon notification of redemption	(5.6)	(16.6)

Balance at December 31	$41.1	$41.4

As of December 31, 2013 and December 31, 2012, $1.4 million and $2.2 million, respectively, was included within accrued expenses in the accompanying balance sheet relating to committed repurchases of units by Holdings.

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

The following tables present information about the Company’s other financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1.2	$—	$1.2	$—

The fair value of our foreign currency forward contracts was estimated based on period-end spot rates, and we believe such valuations qualify as Level 2 measurements.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Debt Instruments

The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	December 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility	$1,389.2	$1,400.4	$1,475.7	$1,481.3
7.25% Senior Notes	750.0	806.3	750.0	788.9
10.75% Senior Subordinated Notes	533.4	559.7	526.5	529.2

The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes as of December 31, 2013, which we believe qualify as a Level 1 measurement.

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

The Company’s prior interest rate swaps became effective on June 29, 2007, were amended on June 30, 2008, and matured on December 31, 2012. The purpose of the interest rate swaps was to fix the variable rate of interest on a portion of our term loan borrowings under the Senior Secured Credit Facility. The fair value of the interest rate swaps as of June 29, 2007, was a liability of $2.1 million, representing an unrealized loss on derivative transactions, with a corresponding adjustment to accumulated other comprehensive income (loss), which was amortized to interest expense over the remaining term of the hedged instruments.

The interest rate swaps were accounted for as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive income (loss). Effective June 30, 2008, the Company amended the interest rate swaps and discontinued hedge accounting for the original swaps. As of June 30, 2008, $10.5 million, representing a net unrealized loss, was included in other comprehensive income (loss). This net unrealized loss was reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.

The amended interest rate swaps were originally designated as cash flow hedges although we discontinued hedge accounting under the amended interest rate swaps in 2008. The cumulative effective portion of changes in fair value of the amended interest rate swaps was $3.5 million, in the aggregate, representing a net unrealized loss and included in other comprehensive income (loss) as of September 30, 2008. This unrealized loss was reclassified from other comprehensive income (loss) to interest expense over the remaining term of the swap arrangements.

Subsequent to September 30, 2008, and continuing through December 31, 2012, changes in the fair value of the amended swaps were recognized as a non-cash component of interest expense.

Foreign Currency Forward Contracts

We regularly enter into foreign currency forward contracts to mitigate the risk of changes in foreign currency exchange rates primarily associated with the purchase of inventory from foreign vendors or for payments between our subsidiaries generally within the next twelve months or less. Gains and losses on the foreign currency forward contracts generally offset certain portions of gains and losses on expected commitments. To the extent these foreign currency forward contracts are considered effective hedges, gains and losses on these positions are deferred and recorded in accumulated other comprehensive income or loss and are recognized in the results of operations when the hedged item affects earnings. The notional value of these outstanding foreign currency forward contracts was $77.0 million and $159.0 million as of December 31, 2013 and 2012, respectively.

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

Tabular Disclosure

The following table presents the balance sheet classification and estimated fair values of our derivative instruments on a gross basis (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value	Classification	Value	Classification	Value
Derivatives designated as hedging instruments
Foreign currency forward contracts		$—	Other Current Assets	$2.1	Accrued expenses	$0.4	Accrued expenses	$0.5
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other Current Assets	0.6		—	Accrued expenses	0.3	Accrued expenses	0.4

Total derivatives		$0.6		$2.1		$0.7		$0.9

The following table shows the amounts of gains or losses recognized in other comprehensive income and the classifications and amounts of gains or losses reclassified into earnings for our derivative instruments designated as cash flow hedging instruments for each of the reporting periods (in millions):

	Gain (Loss) Recognized in			Gain (Loss) Reclassified from
	Other Comprehensive Income			Other Comprehensive Income into Earnings
	Year Ended				Year Ended
Derivatives in cash flow	December 31,			Classification in	December 31,
hedging relationships	2013	2012	2011	Statements of Operations	2013	2012	2011
Interest rate swap arrangements	$—	$—	$—	Interest expense	$—	$(1.8)	$(3.4)
Foreign currency forward contracts	—	—	—	Interest expense	(1.0)	(1.4)	(1.6)
Foreign currency forward contracts	3.5	0.7	(2.5)	Cost of goods sold	5.5	(2.1)	(2.6)

Total	$3.5	$0.7	$(2.5)		$4.5	$(5.3)	$(7.6)

The following table presents the classifications and amounts of gains or losses recognized within our statements of operations for our derivative instruments not designated as hedging instruments for each of the reporting periods (in millions):

	Gain (Loss) Recognized in Earnings
	Classification in Statements of	Year Ended December 31,
	Operations	2013	2012	2011
Derivatives not designated as hedging instruments
Interest rate swap arrangements — realized	Interest expense	$—	$(14.4)	$(27.8)
Interest rate swap arrangements — unrealized	Interest expense	—	12.3	22.9
Foreign currency forward contracts	Other income (expense)	0.6	(1.0)	(2.4)

Total		$0.6	$(3.1)	$(7.3)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(e) Non-Recurring Fair Value Measurements

As discussed in Notes 4 and 6, the Company has performed the following non-recurring fair value measurements:

•	On October 1, 2013, the Company estimated the fair value of indefinite-lived intangible assets and the fair value of its reporting units in connection with its annual assessments of impairment; and

•	On various dates during 2013, the Company determined the fair value of acquired intangible assets related to the Acquisitions.

The following table presents the Company’s non-financial assets measured on a non-recurring basis (in millions):

Carrying Value
2013
Significant unobservable inputs (Level 3)
Annual assessments of impairment — October 1:
Goodwill:
US Lab	$827.6
Emerging Businesses	207.8
Europe	872.1
Indefinite-lived intangible assets:
US Lab	349.4
Emerging Businesses	70.0
Europe	252.9
Science Education	15.4
Acquired intangible assets — various dates	16.1

The Company estimates the fair value of each reporting unit using both the income approach (a discounted cash flow technique) and the market approach (a market multiple technique). These valuation methods required management to make various assumptions, including, but not limited to, assumptions related to future profitability, cash flows, discount rates as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. Our estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires us to evaluate our intermediate to longer-term strategies for each reporting unit, including, but not limited to, estimates about revenue growth, our acquisition strategies, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows of each reporting unit requires the selection of risk premiums, which can materially impact the present value of future cash flows. Selection of an appropriate peer group under the market approach involves judgment and an alternative selection of guideline companies could yield materially different market multiples.

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

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15) Comprehensive Income or Loss

The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

				Accumulated
	Foreign			Other
	Currency	Derivative	Defined	Comprehensive
	Translation	Instruments	Benefit Plans	Income (Loss)
Balance at January 1, 2011	$(12.6)	$(8.3)	$1.1	$(19.8)
Net unrealized loss arising during the period	(50.0)	(1.5)	(13.8)	(65.3)
Reclassification of loss into earnings	—	4.6	0.3	4.9

Balance at December 31, 2011	(62.6)	(5.2)	(12.4)	(80.2)
Net unrealized loss arising during the period	35.3	0.5	(9.2)	26.6
Reclassification of loss into earnings	—	3.4	0.8	4.2

Balance at December 31, 2012	$(27.3)	$(1.3)	$(20.8)	$(49.4)
Net unrealized gain arising during the period	40.6	2.6	10.6	53.8
Reclassification of (gain) loss into earnings	—	(3.4)	1.5	(1.9)

Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5

The following table presents details about reclassifications out of accumulated other comprehensive income or loss by component (in millions):

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details about Accumulated Other	Year Ended	Affected Line Item in
Comprehensive Income or Loss Components	December 31, 2013	Statement of Operations
Derivative instruments:
Foreign currency forward contracts	$(0.6)	Interest expense
Foreign currency forward contracts	(0.4)	Loss on extinguishment of long-term debt
Foreign currency forward contracts	5.5	Cost of goods sold

	4.5	Total before tax
	(1.1)	Tax (expense) benefit

	3.4	Net of tax

Defined benefit pensions:
Net actuarial loss	$(2.1)	Selling, general and administrative expenses (Note 12)

	(2.1)	Total before tax
	0.6	Tax (expense) benefit

	(1.5)	Net of tax

Total reclassifications for the period	$1.9	Net of tax

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Year Ended December 31,
	2013	2012	2011
Derivative instruments:
Benefit (provision) arising during the period	$(0.9)	$(0.2)	$1.0
Reclassification of provision (benefit) into earnings	1.1	(1.9)	(2.9)
Defined benefit plans:
(Provision) benefit arising during the period	(4.4)	2.7	7.2
Reclassification of benefit into earnings	(0.6)	(0.2)	(0.2)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16) Commitments and Contingencies

(a) Lease Commitments

The Company leases office and warehouse space, vehicles and computer and office equipment under operating leases, certain of which extend up to 15.0 years, subject to renewal options. Rental expense is shown in the table below (in millions):

	Year Ended December 31,
	2013	2012	2011
Rental expense	$35.6	$37.9	$36.0

Future minimum lease payments as of December 31, 2013, under capital leases and under non-cancelable operating leases having initial lease terms of more than one year are as follows (in millions):

	Capital	Operating
	Leases	Leases
Year ending December 31,
2014	$6.3	$32.2
2015	4.9	27.6
2016	4.3	23.6
2017	3.0	20.4
2018	2.0	16.3
Thereafter	1.0	41.2

Total minimum payments	21.5	$161.3

Less amounts representing imputed interest	2.9

Present value of minimum lease payments	$18.6

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

(c) Employment Agreements

The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-months period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.5 million as of December 31, 2013.

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

John M. Ballbach and the Board of Directors (the “Board”) of the Company agreed that effective July 25, 2012, Mr. Ballbach would no longer be serving as Chairman, President and Chief Executive Officer of the Company or as a member of the Board. In connection with Mr. Ballbach’s departure, the Company and Mr. Ballbach entered into a General Release (the “Release Agreement”). Pursuant to the Release Agreement, Mr. Ballbach received (1) cash severance payments in the amount of $5.2 million, payable in equal installments over 12 months and (2) payment of continued health benefits for a period of 18 months, in exchange for a general release of all claims, including all obligations under his employment agreement, to the Company and for agreeing to provide consulting services to the Company for six months. In accordance with the Holdings Equity Plan, the Company exercised its option to repurchase all equity interests held by Mr. Ballbach during the fourth quarter of 2012, for an aggregate purchase price of $9.1 million.

(d) Significant Relationship

Merck KGaA and its affiliates are one of our major suppliers of chemical and other products. Merck KGaA and its affiliates supplied products accounting for approximately 10% of our consolidated net sales during the years ended December 31, 2013, 2012 and 2011, representing less than 5% of our Americas net sales and 20% or less of our European net sales in each of 2013, 2012 and 2011. We have concluded negotiations to replace our chemical distribution agreements with Merck KGaA, which were set to expire in April 2014. The new, non-exclusive chemical distribution agreements with Merck KGaA will commence in April 2014 and run through December 2018. The terms and conditions in these new agreements are less favorable to us than in our existing agreements with Merck KGaA, which could adversely affect our results of operations or financial condition once the new agreements commence. Merck KGaA has the right to terminate these agreements if certain events occur.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(17) Transactions with Related Parties

As of December 31, 2013, Madison Dearborn and Avista Capital Partners, L.P. (“Avista”), through certain of their investment funds, beneficially own, on a fully-diluted basis, approximately 73% and 7% of our total outstanding common stock, respectively, through their ownership interests in Holdings. The Company is party to a management services agreement with affiliates of Madison Dearborn and Avista (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Madison Dearborn and Avista or their affiliate parties thereto will provide the Company with management and consulting services and financial and other advisory services and will be paid an aggregate annual management fee of $2.0 million (paid quarterly) in connection with the provision of such services as well as board-level services. In addition, Madison Dearborn and Avista will receive a placement fee of 2.5% of any equity financing that they provide to us prior to a public equity offering. The Management Services Agreement shall remain in effect, with respect to Madison Dearborn, until the date on which neither Madison Dearborn nor its affiliates hold directly or indirectly any equity securities of the ultimate parent of the Company or its successors and, with respect to Avista, until the date on which Avista ceases to have the right to designate a representative of the board of managers of the ultimate parent of the Company.

As of December 31, 2013, affiliates of Goldman, Sachs & Co. (“Goldman”) beneficially own approximately 4% of our total outstanding common stock through their ownership interests in Holdings. Goldman and its affiliates have provided from time to time in the past and may provide in the future investment banking, commercial lending and financial advisory services to the Company and its affiliates. In connection with the issuance of the 7.25% Senior Notes in 2012, Goldman provided financial advisory services to the Company and acted as joint lead arranger, joint bookrunner, and syndication agent and was an initial purchaser of a portion of the 7.25% Senior Notes. For their services and participation in the issuance of the 7.25% Senior Notes, Goldman was paid $10.4 million. In addition, Goldman was and currently is a lender under the Company’s Senior Secured Credit Facility, for which it receives fees and earns interest according to the terms and conditions of the Senior Secured Credit Facility, and was and currently is the sole holder of the Senior Subordinated Notes.

(18) Segment Financial Information

We report financial results on the basis of the following three reportable segments: Americas, Europe and Science Education. The Company’s reportable segments have been identified giving consideration to both geographic areas and the nature of products among businesses within its geographic area.

Our Company is comprised of four distinct operating segments: (1) U.S. Lab and Distribution Services (“US Lab”), (2) a collection of laboratory supply and other distribution businesses primarily operating in North, Central and South America (collectively, “Emerging Businesses”), (3) Europe and (4) Science Education. Our operating segments are differentiated by geographic dispersion and inherent differences in business models. Our US Lab and Emerging Businesses operating segments have been aggregated to form our Americas reportable segment because of a high degree of economic similarity.

The Company allocates its centralized management of corporate costs to its reportable segments as follows:

•	Corporate costs are allocated to its Americas and Science Education segments using allocation factors that management considers reasonable to distribute costs on the basis of usage.

•	Centralized costs related to the management of the Europe segment are incurred within the segment structure and no inter-segment allocation is required.

We maintain shared services operations to which we have transferred certain functions from each of our operating segments. The costs of operating our shared services operations have been allocated to our operating segments based on relative utilization.

Selected business segment financial information is presented below. Inter-segment activity has been eliminated. Therefore, the revenues reported for each reportable segment are substantially all from external customers.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables present selected reportable segment financial information (in millions):

	Year Ended December 31,
	2013	2012	2011
Net sales:
Americas	$2,342.3	$2,388.2	$2,377.7
Europe	1,758.9	1,637.4	1,663.4
Science Education	86.6	103.8	120.0

Total	$4,187.8	$4,129.4	$4,161.1

Operating income (loss):
Americas	$98.5	$119.1	$141.1
Europe	157.1	135.8	141.3
Science Education	(1.6)	(2.9)	(16.5)

Total	$254.0	$252.0	$265.9

Capital expenditures:
Americas	$23.4	$39.3	$29.4
Europe	21.2	11.6	11.6
Science Education	0.7	0.9	1.5

Total	$45.3	$51.8	$42.5

Depreciation and amortization:
Americas	$70.6	$70.8	$64.7
Europe	51.2	46.5	47.8
Science Education	8.2	8.6	8.4

Total	$130.0	$125.9	$120.9

The operating income of the Americas and Europe reportable segments for the year ended December 31, 2013, includes $12.6. million and $19.9 million, respectively, in charges relating to the Program. See Note 7.

Total assets by reportable segment are as follows (in millions):

	December 31,
	2013	2012
Americas	$2,803.6	$2,941.8
Europe	2,257.5	2,304.2
Science Education	147.9	156.0

Total	$5,209.0	$5,402.0

The following is a reconciliation of operating income (loss) by reportable segment to income (loss) before income taxes:

	Year Ended December 31,
	2013	2012	2011
Operating income (loss)
Americas	$98.5	$119.1	$141.1
Europe	157.1	135.8	141.3
Science Education	(1.6)	(2.9)	(16.5)

Total	254.0	252.0	265.9
Interest income	1.1	2.3	2.8
Interest expense	(191.8)	(201.8)	(202.4)
Other income (expense), net	(38.8)	(15.1)	21.8
Loss on extinguishment of long-term debt	(2.0)	(25.5)	—

Income before income taxes	$22.5	$11.9	$88.1

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net sales, long-lived assets and total assets by geographic area are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net sales:
United States	$2,077.7	$2,117.5	$2,172.4
International	2,110.1	2,011.9	1,988.7

Total	$4,187.8	$4,129.4	$4,161.1

	December 31,
	2013	2012
Long-lived assets:
United States	$135.4	$130.6
International	112.2	103.5

Total	$247.6	$234.1

Total assets:
United States	$2,546.0	$2,661.4
International	2,663.0	2,740.6

Total	$5,209.0	$5,402.0

Effective January 1, 2014, we have changed our internal basis of segmentation whereby Science Education no longer qualifies as an operating segment because it has been fully integrated into U.S. Lab. In addition, we realigned our operations throughout Asia Pacific under European leadership. Accordingly, the Company’s future financial performance is expected to be reported on the basis of two reportable segments: Americas and Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA/APAC”).

(19) Unaudited Quarterly Financial Information

The following tables present select unaudited quarterly financial information (in millions):

	2013 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,024.3	$1,049.0	$1,055.2	$1,059.3
Gross profit	297.5	295.6	298.2	305.0
Operating income	63.5	63.6	62.4	64.5
Interest expense, net	(47.6)	(47.4)	(47.8)	(47.9)
Other income (expense), net	23.0	(15.9)	(30.4)	(15.5)
Loss on extinguishment of long-term debt	(2.0)	—	—	—
Income (loss) before income taxes	36.9	0.3	(15.8)	1.1
Net income (loss)	22.1	(3.6)	(13.5)	9.1

	2012 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,033.3	$1,022.8	$1,029.2	$1,044.1
Gross profit	302.5	291.7	286.4	286.8
Operating income	70.9	63.7	59.7	57.7
Interest expense, net	(48.3)	(49.2)	(55.0)	(47.0)
Other income (expense), net	(23.1)	43.0	(13.0)	(22.0)
Loss on extinguishment of long-term debt	—	—	(4.2)	(21.3)
(Loss) income before income taxes	(0.5)	57.5	(12.5)	(32.6)
Net (loss) income	(1.5)	34.6	(8.2)	(21.1)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(20) Condensed Consolidating Financial Information

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

The condensed consolidating balance sheets as of December 31, 2013 and 2012 have been retrospectively adjusted to reflect our adoption of new guidance for the presentation of unrecognized tax benefits. See Note 3.

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$133.1	$—	$135.6
Compensating cash balance	—	—	25.9	—	25.9
Trade accounts receivable, net	—	6.8	578.8	—	585.6
Inventories	—	158.9	206.2	—	365.1
Other current assets	0.8	30.8	72.0	—	103.6
Intercompany receivables	67.0	434.6	5.9	(507.5)	—

Total current assets	67.8	633.6	1,021.9	(507.5)	1,215.8
Property and equipment, net	—	118.6	129.0	—	247.6
Goodwill	—	916.5	1,010.0	—	1,926.5
Other intangible assets, net	—	944.6	779.9	—	1,724.5
Deferred income taxes	212.0	—	7.3	(212.0)	7.3
Investment in subsidiaries	2,954.6	1,955.7	—	(4,910.3)	—
Other assets	22.0	58.4	6.9	—	87.3
Intercompany loans	1,028.1	92.3	464.8	(1,585.2)	—

Total assets	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$26.8	$1.1	$43.1	$—	$71.0
Accounts payable	—	220.9	241.8	—	462.7
Accrued expenses	19.4	54.8	137.9	—	212.1
Intercompany payables	0.1	23.9	483.5	(507.5)	—

Total current liabilities	46.3	300.7	906.3	(507.5)	745.8
Long-term debt and capital lease obligations	2,645.8	0.7	136.9	—	2,783.4
Other long-term liabilities	0.2	25.8	111.3	—	137.3
Deferred income taxes	—	438.2	219.9	(212.0)	446.1
Intercompany loans	495.8	1,000.5	88.9	(1,585.2)	—

Total liabilities	3,188.1	1,765.9	1,463.3	(2,304.7)	4,112.6
Redeemable equity units	41.1	—	—	—	41.1
Total stockholders’ equity	1,055.3	2,953.8	1,956.5	(4,910.3)	1,055.3

Total liabilities, redeemable equity units and stockholders’ equity	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Assets
Current assets:
Cash and cash equivalents	$1.2	$3.3	$135.3	$—	$139.8
Compensating cash balance	—	—	246.9	—	246.9
Trade accounts receivable, net	—	—	596.9	—	596.9
Inventories	—	145.2	184.8	—	330.0
Other current assets	1.9	28.6	67.2	—	97.7
Intercompany receivables	45.9	324.6	3.3	(373.8)	—

Total current assets	49.0	501.7	1,234.4	(373.8)	1,411.3
Property and equipment, net	—	114.7	119.4	—	234.1
Goodwill	—	924.6	952.8	—	1,877.4
Other intangible assets, net	—	1,008.8	778.4	—	1,787.2
Deferred income taxes	179.1	—	11.8	(179.1)	11.8
Investment in subsidiaries	2,776.3	1,801.0	—	(4,577.3)	—
Other assets	28.2	44.4	7.6	—	80.2
Intercompany loans	1,046.7	116.3	221.7	(1,384.7)	—

Total assets	$4,079.3	$4,511.5	$3,326.1	$(6,514.9)	$5,402.0

Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$130.6	$0.1	$262.8	$—	$393.5
Accounts payable	—	189.3	223.1	—	412.4
Accrued expenses	27.5	57.2	117.4	—	202.1
Intercompany payables	4.2	12.9	356.7	(373.8)	—

Total current liabilities	162.3	259.5	960.0	(373.8)	1,008.0
Long-term debt and capital lease obligations	2,621.6	1.8	131.7	—	2,755.1
Other long-term liabilities	0.4	28.3	112.5	—	141.2
Deferred income taxes	—	419.2	223.6	(179.1)	463.7
Intercompany loans	261.0	1,027.2	96.5	(1,384.7)	—

Total liabilities	3,045.3	1,736.0	1,524.3	(1,937.6)	4,368.0
Redeemable equity units	41.4	—	—	—	41.4
Total stockholders’ equity	992.6	2,775.5	1,801.8	(4,577.3)	992.6

Total liabilities, redeemable equity units and stockholders’ equity	$4,079.3	$4,511.5	$3,326.1	$(6,514.9)	$5,402.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$2,075.3	$2,158.5	$(46.0)	$4,187.8
Cost of goods sold	—	1,559.6	1,477.9	(46.0)	2,991.5

Gross profit	—	515.7	680.6	—	1,196.3
Selling, general and administrative expenses	2.9	439.9	564.3	(64.8)	942.3

Operating (loss) income	(2.9)	75.8	116.3	64.8	254.0
Interest expense, net of interest income(1)	(148.8)	(29.6)	(12.3)	—	(190.7)
Other income (expense), net	(34.9)	25.7	35.2	(64.8)	(38.8)
Loss on extinguishment of long-term debt	(2.0)	—	—	—	(2.0)

(Loss) income before income taxes and equity in earnings of subsidiaries	(188.6)	71.9	139.2	—	22.5
Income tax benefit (provision)	76.2	(46.7)	(37.9)	—	(8.4)
Equity in earnings of subsidiaries, net of tax	126.5	101.3	—	(227.8)	—

Net income	$14.1	$126.5	$101.3	$(227.8)	$14.1

(1)	The Parent’s net interest expense for the year ended December 31, 2013 of $148.8 million relates to long-term debt of approximately $2.6 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Secured Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$2,101.4	$2,064.8	$(36.8)	$4,129.4
Cost of goods sold	—	1,569.9	1,428.9	(36.8)	2,962.0

Gross profit	—	531.5	635.9	—	1,167.4
Selling, general and administrative expenses	3.0	457.1	518.5	(63.2)	915.4

Operating (loss) income	(3.0)	74.4	117.4	63.2	252.0
Interest expense, net of interest income	(154.4)	(31.2)	(13.9)	—	(199.5)
Other income (expense), net	(18.2)	31.4	34.9	(63.2)	(15.1)
Loss on extinguishment of long-term debt	(25.5)	—	—	—	(25.5)

(Loss) income before income taxes and equity in earnings of subsidiaries	(201.1)	74.6	138.4	—	11.9
Income tax benefit (provision)	79.2	(44.9)	(42.4)	—	(8.1)
Equity in earnings of subsidiaries, net of tax	125.7	96.0	—	(221.7)	—

Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net sales	$—	$2,138.9	$2,041.6	$(19.4)	$4,161.1
Cost of goods sold	—	1,594.8	1,406.2	(19.4)	2,981.6

Gross profit	—	544.1	635.4	—	1,179.5
Selling, general and administrative expenses	3.0	450.0	503.3	(46.0)	910.3
Impairment of intangible assets	—	3.3	—	—	3.3

Operating (loss) income	(3.0)	90.8	132.1	46.0	265.9
Interest expense, net of interest income	(159.2)	(34.5)	(5.9)	—	(199.6)
Other income (expense), net	25.0	30.0	12.8	(46.0)	21.8

(Loss) income before income taxes and equity in earnings of subsidiaries	(137.2)	86.3	139.0	—	88.1
Income tax benefit (provision)	56.7	(53.6)	(33.5)	—	(30.4)
Equity in earnings of subsidiaries, net of tax	138.2	105.5	—	(243.7)	—

Net income	$57.7	$138.2	$105.5	$(243.7)	$57.7

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net income	$14.1	$126.5	$101.3	$(227.8)	$14.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	40.6	40.6	40.6	(81.2)	40.6
Derivative instruments:
Net unrealized gain arising during the period	2.6	2.6	2.6	(5.2)	2.6
Reclassification of gains into earnings	(3.4)	(4.0)	(4.0)	8.0	(3.4)
Defined benefit plans:
Net unrealized gain arising during the period	10.6	10.6	5.4	(16.0)	10.6
Reclassification of actuarial losses into earnings	1.5	1.5	1.5	(3.0)	1.5

Other comprehensive income	51.9	51.3	46.1	(97.4)	51.9

Comprehensive income	$66.0	$177.8	$147.4	$(325.2)	$66.0

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	35.3	35.3	35.3	(70.6)	35.3
Derivative instruments:
Net unrealized gain arising during the period	0.5	0.5	0.5	(1.0)	0.5
Reclassification of losses into earnings	3.4	1.4	1.4	(2.8)	3.4
Defined benefit plans:
Net unrealized loss arising during the period	(9.2)	(9.2)	(15.3)	24.5	(9.2)
Reclassification of actuarial losses into earnings	0.8	0.8	0.8	(1.6)	0.8

Other comprehensive income	30.8	28.8	22.7	(51.5)	30.8

Comprehensive income	$34.6	$154.5	$118.7	$(273.2)	$34.6

Condensed Consolidating Statement of Comprehensive Income or Loss

Year Ended December 31, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net income	$57.7	$138.2	$105.5	$(243.7)	$57.7
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(50.0)	(50.0)	(50.0)	100.0	(50.0)
Derivative instruments:
Net unrealized loss arising during the period	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Reclassification of losses into earnings	4.6	1.6	1.6	(3.2)	4.6
Defined benefit plans:
Net unrealized loss arising during the period	(13.8)	(13.8)	(5.4)	19.2	(13.8)
Reclassification of actuarial losses into earnings	0.3	0.3	0.4	(0.7)	0.3

Other comprehensive loss	(60.4)	(63.4)	(54.9)	118.3	(60.4)

Comprehensive loss	$(2.7)	$74.8	$50.6	$(125.4)	$(2.7)

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(144.6)	$31.4	$314.1	$—	$200.9

Cash flows from investing activities:
Intercompany investing transactions	268.6	288.9	—	(557.5)	—
Acquisitions of businesses	—	(32.5)	(11.9)	—	(44.4)
Capital expenditures	—	(20.3)	(25.0)	—	(45.3)
Proceeds from sales of property and equipment	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	268.6	236.3	(36.9)	(557.5)	(89.5)

Cash flows from financing activities:
Intercompany financing transactions	—	(268.6)	(288.9)	557.5	—
Proceeds from debt	371.1	—	65.4	—	436.5
Repayment of debt	(489.2)	—	(57.5)	—	(546.7)
Other financing activities, net	(7.1)	0.1	(0.7)	—	(7.7)

Net cash used in financing activities	(125.2)	(268.5)	(281.7)	557.5	(117.9)

Effect of exchange rate changes on cash	—	—	2.3	—	2.3

Net decrease in cash and cash equivalents	(1.2)	(0.8)	(2.2)	—	(4.2)
Cash and cash equivalents beginning of period	1.2	3.3	135.3	—	139.8

Cash and cash equivalents end of period	$—	$2.5	$133.1	$—	$135.6

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(178.7)	$93.3	$120.1	$—	$34.7

Cash flows from investing activities:
Intercompany investing transactions	114.5	37.7	—	(152.2)	—
Acquisitions of businesses	—	(11.2)	(102.1)	—	(113.3)
Capital expenditures	—	(35.5)	(16.3)	—	(51.8)
Proceeds from sales of property and equipment	—	3.0	—	—	3.0
Other investing activities, net	—	1.2	—	—	1.2

Net cash provided by (used in) investing activities	114.5	(4.8)	(118.4)	(152.2)	(160.9)

Cash flows from financing activities:
Intercompany financing transactions	—	(114.5)	(37.7)	152.2	—
Proceeds from debt	1,321.7	—	102.4	—	1,424.1
Repayment of debt	(1,212.4)	(0.2)	(74.4)	—	(1,287.0)
Other financing activities, net	(43.9)	(0.7)	5.8	—	(38.8)

Net cash provided by (used in) financing activities	65.4	(115.4)	(3.9)	152.2	98.3

Effect of exchange rate changes on cash	—	—	3.1	—	3.1

Net increase (decrease) in cash and cash equivalents	1.2	(26.9)	0.9	—	(24.8)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6

Cash and cash equivalents end of period	$1.2	$3.3	$135.3	$—	$139.8

VWR FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in millions)

		Subsidiary	Non-Guarantor		Total
	Parent	Guarantors	Subsidiaries	Eliminations	Company
Net cash (used in) provided by operating activities	$(164.3)	$192.0	$111.6	$—	$139.3

Cash flows from investing activities:
Intercompany investing transactions	198.0	107.5	—	(305.5)	—
Acquisitions of businesses	(28.9)	(62.2)	(77.4)	—	(168.5)
Capital expenditures	—	(28.5)	(14.0)	—	(42.5)
Proceeds from sales of property and equipment	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	169.1	16.8	(89.6)	(305.5)	(209.2)

Cash flows from financing activities:
Intercompany financing transactions	—	(198.0)	(107.5)	305.5	—
Proceeds from debt	440.9	—	104.2	—	545.1
Repayment of debt	(458.8)	(0.3)	(1.7)	—	(460.8)
Other financing activities, net	12.7	9.2	(15.9)	—	6.0

Net cash (used in) provided by financing activities	(5.2)	(189.1)	(20.9)	305.5	90.3

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net (decrease) increase in cash and cash equivalents	(0.4)	19.7	3.2	—	22.5
Cash and cash equivalents beginning of period	0.4	10.5	131.2	—	142.1

Cash and cash equivalents end of period	$(0.0)	$30.2	$134.4	$—	$164.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VWR Funding, Inc.:

We have audited VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following chart sets forth certain information regarding our directors and executive officers as of February 28, 2014:

Name	Age	Position
Manuel Brocke-Benz	55	Director, President and Chief Executive Officer
Gregory L. Cowan	60	Senior Vice President and Chief Financial Officer
Mark McLoughlin	58	Senior Vice President and President, U.S. Lab and Distribution Services
Peter Schuele	55	Senior Vice President and President, Europe Lab and Distribution Services
George Van Kula	50	Senior Vice President, Human Resources, General Counsel and Secretary
Theodore C. Pulkownik	56	Senior Vice President, Strategy, Corporate Development and Emerging Businesses
Gerard J. Christian	45	Senior Vice President and Chief Information Officer
Stephan W. Labonté	54	Senior Vice President, Global Marketing
Douglas J. Pitts	55	Vice President and Corporate Controller
Harry M. Jansen Kraemer, Jr.	59	Chairman of the Board of Directors
Nicholas W. Alexos	50	Director
Robert L. Barchi	67	Director
Edward A. Blechschmidt	61	Director
Thompson Dean	55	Director
Robert P. DeCresce	64	Director
Pamela Forbes Lieberman	59	Director
Carlos del Salto	71	Director
Timothy P. Sullivan	56	Director
Robert J. Zollars	56	Director

Each of our directors will hold office until our next annual meeting or until a successor is elected or appointed. None of our executive officers or directors has any familial relationship with any other director or executive officer. “Familial relationship” for the purposes of this section means any relationship by blood, marriage or adoption, not more remote than first cousin.

Manuel Brocke-Benz was named as our President and Chief Executive Officer on January 3, 2013. Since July 25, 2012, Mr. Brocke-Benz served as our Interim Chief Executive Officer, while also serving as the Senior Vice President and Managing Director of Europe, Lab and Distribution Services, a position he held since January 2006. Mr. Brocke-Benz was elected to the Board in September 2012 and currently is the Chair of the Finance Committee. Prior to assuming his position as Senior Vice President and Managing Director of Europe, Lab and Distribution Services, he served as Senior Vice President and General Manager of Continental Europe from 2003 to 2005 and as Corporate Senior Vice President, Process Excellence from 2001 to 2003. Mr. Brocke-Benz initially joined the Company in 1987. Mr. Brocke-Benz holds a law degree from Albert-Ludwigs University in Freiburg, Germany. Mr. Brocke-Benz’s leadership role and more than twenty years of service with the Company in a variety of senior-level positions, together with his extensive knowledge of our business, strategy and industry on an international basis and his training as a lawyer make him a valuable member of our Board of Directors.

Gregory L. Cowan is our Senior Vice President and Chief Financial Officer, a position he has held since June 2009. In his current role, Mr. Cowan is responsible for the Company’s financial operations on a global basis and for overseeing VWR’s Investor Relations activities. Prior to assuming his current position, Mr. Cowan served as Vice President and Corporate Controller since December 2004. Since joining VWR, Mr. Cowan has overseen compliance efforts, the development of global policies and procedures as well as internal and external reporting processes. He has also been directly involved in various strategic projects involving commercial activities and changes to systems and infrastructure. Prior to joining VWR, Mr. Cowan spent approximately five years at CDI Corporation, a professional services company, in various senior financial positions and most recently as Senior Vice President and Chief Accounting Officer. Prior to CDI Corporation, he was Vice President of Internal Audit at Crown Cork and Seal Company Inc. for approximately six years and a senior manager at PricewaterhouseCoopers LLC, where he served in various audit and consulting capacities for eleven years. In the past five years, Mr. Cowan also served as a Director of Emtec, Inc. He graduated from Rutgers University with a degree in accounting.

Mark McLoughlin is our Senior Vice President and President, U.S. Lab and Distribution Services, a position he has held since July 2012. In his current role, Mr. McLoughlin leads all sales, marketing, services and operations for the U.S. Mr. McLoughlin joined the Company in September 2008. Prior to his current role, Mr. McLoughlin served as Senior Vice President of Category Management as well as Senior Vice President of Emerging Businesses. Mr. McLoughlin brings over 30 years of commercial and strategic management experience to his role. He has been responsible for leading a combination of VWR’s distribution, manufacturing and regional businesses throughout North America. Before joining VWR, Mr. McLoughlin held the position of Senior Vice President, Chief Marketing Officer for Cardinal Health, Inc. based in Geneva, Switzerland, where he designed and implemented an International Strategic Marketing Organization to support all Cardinal Health business outside of the U.S. and Canada. Prior to this position, from 2002 to 2007, Mr. McLoughlin was Senior Vice President, General Manager of Cardinal Health’s Scientific Products Clinical Laboratory business located in McGaw Park, IL. Mr. McLoughlin is currently a member of the Board of Directors at Cytomedix, Inc., and serves on the Board of Advisors for the Center from Services Leadership, W.P. Carey School of Business at Arizona State University. He graduated from the University of Arizona with a bachelor of arts, majoring in psychology.

Peter Schuele is our Senior Vice President and President, Europe Lab and Distribution Services, a position he has held since June 2013. In his current role, Mr. Schuele is responsible for the Company’s sales, marketing, services and operations for the European business. Prior to joining VWR, Mr. Schuele served as the Vice President Supply Chain for Europe, the Middle East and Africa for Sigma-Aldrich Corporation where he was responsible for the development and implementation of a new and efficient European Supply Chain organization and the implementation of customized solutions for strategic accounts. Over the past 19 years, Mr. Schuele held various roles within Sigma-Aldrich with increasing responsibility, including Director European Distribution, Country Manager Germany and General Manager for Central Europe. Mr. Schuele holds a masters of business administration degree from Heilbronn University.

George Van Kula is our Senior Vice President, Human Resources, General Counsel and Secretary. Mr. Van Kula has served as Senior Vice President, General Counsel and Secretary since May 2006, and in March 2013, Mr. Van Kula was given additional responsibility for VWR’s Human Resources organization. Mr. Van Kula joined VWR from Honeywell International Inc., a diversified technology and manufacturing company, where he served as Vice President and General Counsel, Europe, Middle East and Africa (EMEA), based out of Brussels, Belgium. Mr. Van Kula joined Honeywell in December 1996, and held several positions before becoming Vice President and General Counsel, EMEA in November 2001. He was responsible for the legal affairs of Honeywell’s EMEA operations with over $7 billion in revenue and 27,000 employees. Prior to joining Honeywell, Mr. Van Kula spent the first eight years of his legal career with Latham & Watkins LLP in the Los Angeles and London offices, providing counsel to U.S. and foreign companies and investment banks in a variety of mergers and acquisitions, corporate finance transactions and general corporate matters. Mr. Van Kula received his law degree from the University of Michigan Law School and has a bachelor of arts degree from the University of Notre Dame.

Theodore C. Pulkownik is our Senior Vice President, Strategy, Corporate Development and Emerging Businesses, a position he has held since July 2012. Mr. Pulkownik’s responsibilities include global mergers & acquisitions, corporate-center led initiatives and strategy and VWR’s Global Export organization. In addition, in 2012, Mr. Pulkownik was given responsibility for VWR’s emerging businesses, including Canada, Mexico and South America. Prior to his current position, Mr. Pulkownik served as Senior Vice President, Strategy and Corporate Development from July 2004 to July 2012. Prior to joining VWR in 2004, Mr. Pulkownik held two positions with Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. From 2002 until 2004, he was a Managing Director of Standard & Poor’s Corporate Value Consulting and from 2000 to 2002 was its Senior Vice President, Business Development. Before joining Standard & Poor’s, Mr. Pulkownik was a Senior Vice President for Holberg Industries, Inc., a diversified private holding company located in Greenwich, Connecticut, from 1999 until 2000. From 1997 until 1999, he was a Managing Director, Corporate Development, for General Electric Capital Corporation. Prior to General Electric, Mr. Pulkownik spent five years with McKinsey & Company, a global management consulting firm, as a consultant in its New York and Connecticut offices and nine years with Procter & Gamble Co., a global manufacturer of a wide range of consumer goods, in Brand Management and Finance. Mr. Pulkownik holds a bachelor of business administration degree from the University of Wisconsin and a master of business administration from the University of Michigan.

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

Stephan W. Labonté is our Senior Vice President, Global Marketing, a position he has held since October 2012. In his current role, Mr. Labonté is responsible for the Company’s supplier relationships, marketing and category management functions on a global basis and the customer segment teams in Europe. Mr. Labonté joined the Company in 1995. Prior to his current role, Mr. Labonté served as Senior Vice President of EU Marketing from February 2009 to September 2012, Vice President of EU Marketing from January 2008 to January 2009, Vice President, Market Development Europe from 2005 to 2008 and Vice President, Global E-Services from 2000 to 2005. During the years of 1995 to 2000, Mr. Labonté served in a variety of marketing and sales roles. Mr. Labonté holds a masters degree in biology from Johan Goethe University in Frankfurt, Germany.

Douglas J. Pitts is our Vice President and Corporate Controller, a position he has held since July 2013. In his current role, Mr. Pitts is responsible for the Company’s internal and external reporting, as well as managing the Company’s system of internal controls. Prior to this role, Mr. Pitts served as Vice President, Internal Audit from 2011 to June 2013. Since joining VWR in 2001, he has held many positions including Vice President and Assistant Corporate Controller from 2007 to 2010, Vice President, Corporate Finance from 2005 to 2007 and Vice President and North American Controller from 2001 to 2005. Prior to joining the Company, Mr. Pitts held a variety of positions at Mallinckrodt Inc. from 1993 to 2001 and at Ernst & Young from 1982 to 1993. Mr. Pitts holds a bachelor of science degree from the University of Illinois. Mr. Pitts is also a Certified Public Accountant.

Harry M. Jansen Kraemer, Jr. has served as our Chairman of the Board since July 2012 and has served on our Board since June 2007 and currently is a member of the Nominating and Governance Committee. Mr. Kraemer is an Executive Partner of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to joining Madison Dearborn Partners in 2005, he was the Chairman and Chief Executive Officer of Baxter International Inc., a global healthcare company, until April 2004. Mr. Kraemer had been a Director of Baxter International since 1995, Chairman of the Board since January 1, 2000, President since 1997 and Chief Executive Officer since January 1, 1999. Mr. Kraemer now serves as Clinical Professor of Management and Strategy at the Kellogg School of Management at Northwestern University. Mr. Kraemer currently also serves on the Boards of Directors of Leidos Holdings, Inc. (formerly SAIC, Inc.), where he is the Chairman of the Audit Committee, Catamaran Corp., Sage Products, LLC and Sirona Dental Systems, Inc.; on the Board of Trustees of Northwestern University; on the Dean’s Advisory Boardsof the Kellogg School of Management; and is a member of the board of trustees of The Conference Board. Mr. Kraemer is a Certified Public Accountant and holds a bachelor of arts degree from Lawrence University and a master of business administration degree from Northwestern University’s Kellogg School of Management. Mr. Kraemer’s prior long-term, senior level experience at a major global healthcare company, including serving as chairman and chief executive officer, and his expertise in financial accounting, international business transactions and strategy, make him a valuable member of our Board of Directors.

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

Thompson Dean has served on our Board since September 2007 and currently is a member of the Compensation Committee. Mr. Dean is a Co-Managing Partner and Co-Chief Executive Officer of Avista Capital Partners, L.P., a private equity firm based in New York City. Prior to co-founding Avista in 2005, Mr. Dean led DLJ Merchant Banking Partners for 10 years. Mr. Dean has served as Co-Managing Partner of DLJMB since 1995 and was Chairman of the Investment Committees of DLJMB I, DLJMB II, DLJMB III and DLJ Growth Capital Partners through December 2007. Mr. Dean currently serves on the Boards of IWCO Corporation, ConvaTec Inc., Sidewinder Drilling, Inc. and Zest Anchors, LLC. In the past five years, he also served as Chairman of the Board of Directors of Arcade Marketing Inc., DeCrane Aircraft Inc., Mueller Water Products, Inc. and Von Hoffmann Corporation, and as a Director of Nycomed S.A. Mr. Dean served as Chairman of the Special Projects Committee of Memorial Sloan Kettering Hospital and as a member of the College Foundation Board of the University of Virginia. In addition, Mr. Dean serves on various committees of the Boys Club of New York, the Lenox Hill Neighborhood Association and the Museum of the City of New York. Mr. Dean received a bachelor of arts degree from the University of Virginia, where he was an Echols Scholar and a master of business administration degree with high distinction from Harvard Business School, where he was a Baker Scholar. Mr. Dean’s executive level management experience at Avista, board and advisory experience with other companies in and outside of the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

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

Pamela Forbes Lieberman has served on our Board of Directors since January 2009 and currently is a member of the Audit Committee. From March 2006 to August 2006, she served as interim Chief Operating Officer of Entertainment Resource, Inc., which was a distribution business in the entertainment industry. Ms. Forbes Lieberman served as President, Chief Executive Officer and a Board member of TruServ Corporation (now known as True Value Company), a member-owned hardware cooperative, from November 2001 to November 2004, as TruServ’s Chief Operating Officer and Chief Financial Officer from July 2001 through November 2001, and as TruServ’s Chief Financial Officer from March 2001 through July 2001. Prior to March 2001, she held Chief Financial Officer positions at ShopTalk Inc., The Martin-Brower Company, L.L.C. and Fel-Pro Inc., as well as financial leadership positions at Kraft Foods, Inc. and Bunzl Building Supply Inc. Ms. Forbes Lieberman currently serves on the Board of Directors and Audit Committees of publicly held A.M. Castle & Co., Standard Motor Products, Inc. and privately held Tempel Steel and serves on the Board of Directors of privately held Kreher Steel Company and on the advisory board of HAVI Group, LP. In addition, Ms. Forbes Lieberman serves on the Board of Trustees of Rush University and Medical Center. Ms. Forbes Lieberman holds a master of business administration degree from Northwestern University Kellogg School of Management and a bachelor of science degree in accounting from the University of Illinois, Champaign. Ms. Forbes Lieberman is a Certified Public Accountant. Ms. Forbes Lieberman’s senior leadership experience at several distribution and manufacturing companies, including as chief executive officer, chief financial officer and board member, and her expertise in finance and financial accounting (including qualification as an audit committee financial expert), along with her independence, make her a valuable member of our Board of Directors.

Carlos del Salto has served on our Board since September 2007 and currently is a member of the Audit Committee. Mr. del Salto retired from Baxter Healthcare Corporation in March 2006 where he was the Senior Vice President responsible for Baxter’s Intercontinental and Asia-Pacific operations. He had been with Baxter Healthcare Corporation since 1973, and held numerous positions including President of Baxter Healthcare Corporation’s Global Renal business, President of Baxter Latin America/Switzerland/Austria and General Manager of Mexico. Mr. del Salto serves on the Advisory Board of Directors of Andean Health and Development. In addition, he is founder and President of the Natividad de los Andes Foundation in Ecuador. He holds a bachelor of accounting degree from Juan de Velasco College in Ecuador and a master of finance degree from Roosevelt University in Chicago. Mr. del Salto’s prior senior level experience at a major global healthcare company, including in capacities leading Latin America and Asia-Pacific operations, his expertise in financial accounting (including qualification as an audit committee financial expert) and strategy in international markets, along with his independence, make him a valuable member of our Board of Directors.

Timothy P. Sullivan has served on our Board since June 2007 and currently is the Chair of the Compensation Committee and Nominating and Governance Committee, as well as a member of the Finance Committee. Mr. Sullivan is a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm based in Chicago. Prior to co-founding Madison Dearborn Partners in 1992, Mr. Sullivan was with First Chicago Venture Capital for three years after having served in the U.S. Navy. Mr. Sullivan concentrates on investments in the healthcare sector and currently also serves on the Board of Directors of Sage Products, LLC and Sirona Dental Systems, Inc. In addition, he is on the Board of Trustees of Northwestern University, Northwestern Memorial Hospital and the United States Naval Academy Foundation and is the Chairman of the Northlight Theatre. He also serves on the Investment Committee of Cristo Rey Jesuit High School and on the Investment and Finance Committees of the Archdiocese of Chicago. Mr. Sullivan received a bachelor of science degree from the United States Naval Academy, a master of science degree from the University of Southern California and a master of business administration degree from the Stanford Graduate School of Business. Mr. Sullivan’s senior management experience as a Managing Director of Madison Dearborn Partners, board and advisory experience with other companies in the healthcare industry, and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions, make him a valuable member of our Board of Directors.

Robert J. Zollars served on our Board from May 2006 until the Company was acquired in June 2007 by affiliates of Madison Dearborn Partners, LLC. He rejoined our Board in September 2007 and currently is a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Zollars has been the Executive Chairman of Vocera Communications, Inc., a wireless communications systems company, since July 2013. From June 2007 until June 2013, Mr. Zollars served as the Chairman and Chief Executive Officer of Vocera Communications. Prior to Vocera Communications, he served as the President and Chief Executive Officer and a Director of Wound Care Solutions, LLC, a private equity backed business serving the chronic wound care segment of healthcare, from June 2006 through April 2007. From June 1999 until March 2006, Mr. Zollars was the Chairman and CEO of Neoforma, Inc., a healthcare technology company focusing on the supply chain. Prior to joining Neoforma, he was the Executive Vice President and Group President of Cardinal Health, Inc., where he was responsible for five subsidiaries. From 1992 until 1996, Mr. Zollars was the President of the Hospital Supply and Scientific Product distribution businesses at Baxter International Inc. Mr. Zollars currently serves as Chairman of the Board of Directors of Diamond Foods, Inc. and as a Director at Five9, Inc. In the past five years, Mr. Zollars served on the Boards of Silk Road Technology Inc. and InterAct911 Corporation. He holds a bachelor of science degree from Arizona State University and a master of business administration degree from John F. Kennedy University. Mr. Zollars’ current and prior experience as a chief executive officer, extensive senior management experience in various positions within the healthcare industry, and board member experience at other companies, along with his independence, make him a valuable member of our Board of Directors.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of December 31, 2013, our Board was composed of eleven directors, none of whom, with the exception of Mr. Brocke-Benz, are executive officers of the Company.

Audit Committee

As of December 31, 2013, our Audit Committee consisted of Ms. Forbes Lieberman and Messrs. Alexos (Chairman), Blechschmidt and del Salto. Our Board of Directors has determined that each of the Audit Committee members qualifies as an audit committee financial expert for purposes of the Securities and Exchange Act of 1934. Each of Ms. Forbes Lieberman, Mr. Blechschmidt and Mr. del Salto is an independent director within the meaning of the Securities and Exchange Act of 1934. Our Audit Committee has responsibility for, among other things, assisting our Board of Directors in monitoring:

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

In addition, each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity and receive grants of equity in Holdings pursuant to the Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan (the “Holdings Equity Plan”), which was established at the time of the Merger, as further described below under “Components of Compensation — Equity Participation through the Holdings Equity Plan.” Madison Dearborn established the Holdings Equity Plan to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business following the Merger in a manner that enhances the Company’s equity value.

The discussion below primarily addresses the compensation of the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2013, as well as the other individuals included in the Summary Compensation Table (collectively, the “named executive officers”). However, the types of compensation and benefits provided to our named executive officers have been, and we expect them to continue to be, similar to those provided to other executive officers.

Compensation Philosophy and Objectives

The Compensation Committee’s overall philosophy is to create value for our equity holders by using all elements of executive compensation to reinforce a results-oriented management culture focusing on our level of earnings, the achievement of both short-term and long-term goals and objectives, and specific individual performance measures. As part of its oversight responsibility, the Compensation Committee considers the impact of our risk profile and seeks to maintain a balanced compensation program that does not incentivize undue or inappropriate risks that are reasonably likely to have a material adverse effect on the Company. The following are the primary objectives at which the compensation program is aimed:

(i)	Provide a level of compensation based on appropriate benchmarks to attract, motivate, retain and reward talented executives who have the ability to contribute to our success and encourage management to place its primary focus on strategic planning and financial and operational priorities affecting the business.

(ii)	Support a “pay-for-performance” orientation to reward strong financial, operating and individual performance, including the use of cash and equity incentive compensation payments based in whole or in part upon our performance (or that of a particular business unit) to encourage the achievement of short-term and long-term financial and operational objectives.

(iii)	Align the interests of the management investors with those of our other equity holders thereby providing incentive for, and rewarding, the attainment of objectives that inure to the benefit of our equity holders. As discussed above, the alignment of the interests of our executive officers with those of our other equity investors is being fostered through a combination of management’s purchases and receipt of grants of the equity of Holdings pursuant to the Holdings Equity Plan.

Benchmarking

Our Compensation Committee reviews and evaluates both performance and compensation at least annually to ensure that we maintain our ability to attract and retain highly qualified executive officers. As part of this evaluation process in 2013, the Compensation Committee reviewed market data gathered by management regarding the compensation programs implemented by certain peer group companies, including the following peer group of companies:

Agilent Technologies, Inc.	Omnicare, Inc.
Allergan, Inc.	Owens & Minor, Inc.
C.R. Bard, Inc.	Patterson Companies, Inc.
Cintas Corp.	PerkinElmer Inc.
Forest Laboratories, Inc.	Sigma-Aldrich Corp.
Grainger (W.W.) Inc.	Thermo Fisher Scientific Inc.
Henry Schein, Inc.	United Stationers Inc.
Hospira, Inc.	Waters Corp.
Mylan Inc.	Wesco International, Inc.

The Compensation Committee believes that these companies are an appropriate peer group for comparison purposes because they have business models similar to ours and/or they represent an appropriate cross-section of the industries in which we are engaged or serve (i.e., they include companies in the biotech, distribution, medical instrument, medical supply and pharmaceutical industries).

When assessing the total compensation for each of the executive officers, our Compensation Committee reviewed summary sheets that reflected the executive officer’s then current compensation, including base salary, incentive compensation and equity participation opportunity. We believe that base salaries should be at or near the market median, or 50th percentile, of our peer group in order to retain the executives or, when necessary, attract new executives. In addition, we believe that the combination of base salaries plus performance-based incentive compensation should be set at or near the 60th percentile of our peer group because we believe that a substantial piece of overall annual cash compensation should be dependent on meeting or exceeding annual performance targets related to key business objectives for that year. Finally, we believe that the equity participation opportunity should be set at or near the 75th percentile of our peer group so that the interests of our executive officers are aligned with our other equity holders.

The Compensation Committee did not engage a consulting firm in 2013. However, in future years, the Compensation Committee expects to engage a consulting firm on an as-needed basis to assist in providing benchmarking data and to ensure that our actual compensation practices remain competitive and consistent with our stated goals and compensation philosophies.

Components of Compensation

The primary components of our executive compensation program are:

•	base salary;

•	performance-based cash and equity incentive compensation;

•	equity participation through the Holdings Equity Plan;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

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

We currently expect short-term incentive compensation to continue to consist primarily of annual cash bonuses based upon Company performance, although we modified this program in 2013 to provide certain eligible employees with the option to elect to receive all or a portion of their 2013 cash bonus opportunity in equity and may consider providing for a similar mix of cash and equity in future years. With respect to long-term incentive compensation, we believe that management’s investment in Holdings pursuant to the Holdings Equity Plan provides appropriate long-term incentive to grow equity holder value. In addition, in 2013, we made equity incentive grants under the Holdings Equity Plan, and may make further grants from time to time in the future, as an additional long-term incentive to grow equity holder value.

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

The table below provides the annualized base salaries of our named executive officers for 2013 and 2012.

Name	Time Period	Annualized Salary
Manuel Brocke-Benz (1)	2013	$820,041
Director, President and Chief Executive Officer	07/30/12-12/31/12	797,056
	01/01/12-07/29/12	397,056

Gregory L. Cowan	2013	455,000
Senior Vice President and Chief Financial Officer	2012	455,000

Peter Schuele (2)	7/1/13-12/31/13	445,031
Senior Vice President and President, Europe Lab and Distribution Services

Theodore C. Pulkownik (3)	2013	425,000
Senior Vice President, Strategy, Corporate Development and Emerging Businesses	07/30/12-12/31/12 01/01/12-07/29/12	425,000 375,000

Mark McLoughlin	2013	425,000
Senior Vice President and President, U.S. Lab and Distribution Services	07/24/12-12/31/12	425,000
	01/01/12-07/23/12	370,000

Stanley L. Haas (4)	2013	330,000
Former Senior Vice President and President of Asia Pacific	2012	261,800

(1)	Effective July 25, 2012, Mr. Brocke-Benz began serving as Interim President and Chief Executive Officer in addition to maintaining his duties as Senior Vice President and Managing Director of Europe, Lab Distribution and Services and his annualized base salary was increased to reflect his change in responsibilities. Mr. Brocke-Benz was named President and Chief Executive Officer on January 3, 2013. The 2013 and 2012 annualized base salary amounts for Mr. Brocke-Benz have been converted from euros to United States dollars using the average of the monthly average exchange rates for 2013 (1.32845) and 2012 (1.28601).

(2)	Mr. Schuele’s employment with the Company began on June 1, 2013. The 2013 annualized base salary for Mr. Schuele has been converted from Euros to United States dollars using the average of the monthly average exchange rates for 2013 (1.32845).

(3)	Effective July 30, 2012, Mr. Pulkownik assumed responsibility for the Company’s emerging businesses, and his annualized base salary was increased upon the effective date to account for this increase in responsibilities.

(4)	Effective December 31, 2013, Mr. Haas resigned as Senior Vice President and President of Asia Pacific.

It is currently anticipated that there will be no increases to the base salaries of any of the executive officers for 2014. At its November 5, 2013 meeting, the Compensation Committee reviewed management’s updates to benchmarking data and, in lieu of base salary increases for certain of the named executive officers in 2014, the Compensation Committee (and the Board of Directors, in the case of Mr. Brocke-Benz) approved the sale of 2,600 Class A common units to Mr. Brocke-Benz and 650 Class A common units to Mr. Cowan. In addition, in lieu of base salary increases for 2012, the Compensation Committee approved the following one-time lump-sum merit payments for certain of the named executive officers: Mr. Brocke-Benz — $30,000; Mr. Cowan — $35,000; Mr. Pulkownik — $25,000; and Mr. Haas — $15,000.

Performance-Based Cash and Equity Incentive Compensation

The Compensation Committee administers our annual performance-based incentive compensation program, or the Management Incentive Plan (the “MIP”). Traditionally, the MIP has been a cash-based compensation program, however in 2013, as described below, the MIP was expanded to allow certain eligible employees, including our named executive officers (other than Mr. Schuele, who joined the Company after the election period), to elect to receive grants of unvested Class A Common Units in lieu of cash.

Grant of Class A Common Units. On March 29, 2013, Holdings entered into agreements to grant Class A Common Units (the “Class A Incentive Units”) to certain eligible employees who elected to receive all or a portion of their 2013 MIP payment in equity. The number of Class A Incentive Units granted to each eligible employee was based on the level at which each eligible employee could have received as a cash bonus under the MIP. The Class A Incentive Units are subject to vesting based on both performance and service conditions, with the number of Class A Incentive Units that ultimately vest dependent, in the first instance, on the achievement by the Company of the 2013 MIP performance metrics. At its February 25, 2014 meeting, the Company’s Board of Directors determined the extent to which the performance metrics under the MIP have been met and the number of Class A Incentive Units, if any, that each plan participant will retain and/or forfeit based thereon.

Class A Incentive Units are also subject to time-based vesting, which provides for 100% vesting on December 31, 2015, subject to the holder’s continued employment by Holdings, the Company or any of their respective subsidiaries. Outstanding Class A Incentive Units will automatically vest upon a sale of the Company (as defined in the underlying grant agreements). Upon certain events, the repurchase price per vested Class A MIP Unit will be the fair market value (as defined in the underlying grant agreements) of such unit as of the date of the sending of written notice of the repurchase to the holder. If a holder of Class A Incentive Units is terminated without cause prior to December 31, 2015, then all of the holder’s outstanding Class A Incentive Units will vest upon such termination and will not be subject to the repurchase option.

MIP Determination. Under the MIP, target bonus percentages (expressed as a percentage of base salary paid for the year) are reviewed annually by the Compensation Committee. When determining the annual incentive target opportunity for each executive officer, the Compensation Committee considers the combination of base salary plus performance-based incentive compensation and generally targets at or near the 60th percentile of our peer group. The table below sets forth the target bonus percentages for the named executive officers for 2013.

Name	Target % of Base Salary Paid
Manuel Brocke-Benz	100%
Gregory L. Cowan	75%
Peter Schuele	75%
Theodore C. Pulkownik	75%
Mark McLoughlin	75%
Stanley L. Haas	75%

Actual bonus payments under the MIP for a given year, if any, are determined based on company and individual achievement with respect to predetermined performance measures approved by the Compensation Committee. The predetermined performance measures are consistent with our financial and operational objectives. The Compensation Committee has discretion to modify all or any portion of any award as it deems necessary or appropriate.

For 2013, each of our named executive officer’s MIP payment was based upon achievement of the following components:

•	Year-over-year growth in an internal performance-based metric similar to earnings before interest, taxes, depreciation and amortization (“EBITDA”), based on our annual operating plan (“Internal EBITDA”). Internal EBITDA is a financial measure that is used by our senior management to establish financial earnings targets in its annual operating plan, and differs from the term “EBITDA” as it is commonly used. Internal EBITDA is generally calculated as income before consolidated net interest expense, consolidated income taxes, consolidated depreciation and amortization, and includes adjustments for certain items that we do not expect to recur and the impacts resulting from changes in accounting principles. Internal EBITDA is calculated using fixed foreign currency exchange rates, which generally are established during the fourth quarter of the preceding year in connection with the development of the operating plan for the year. In addition, Internal EBITDA targets are adjusted for acquisitions made during the year. Our final Internal EBITDA for 2012, calculated and adjusted as described above, was $415.0 million, and our target for 2013 to receive 100% of the potential payout for the Internal EBITDA component was $451.5 million, which was set by our Compensation Committee as challenging, but achievable with considerable effort. The Internal EBITDA component was given a weighting of 80% of the total potential MIP award as we believe it to be a very strong measure of contribution to our performance and alignment with the interest of our stockholders. For Messrs. McLoughlin, Pulkownik and Haas, half, and for Mr. Schuele, 87.5%, of this 80% weighting was based on the Internal EBITDA attributable to the respective business units that they manage, and the targets to receive 100% of the potential payout for the business units’ Internal EBITDA were also set at challenging, but achievable levels.

•	Year-over-year improvements in, or maintenance of, various working capital metrics, including days sales outstanding in accounts receivable, days sales in inventory and days payables outstanding. For 2013, this component was given a weighting of 10% of the total potential MIP award.

•	Year-over-year improvements in employee Net Promoter Score, or eNPS, which is a survey of employee satisfaction. For 2013, this component was given a weighting of 10% of the total potential MIP award.

The 2013 MIP provided that payments in respect of each component would be calculated as a product of (i) the component’s weighting multiplied by (ii) the percentage achievement of the target for such component (the “Component Percentage Achievement”) multiplied by (iii) the participant’s target bonus amount (i.e., based on the participant’s target bonus percentage of base salary), except that (x) no payment would be made in respect of any component unless the Company achieved a minimum Internal EBITDA of $415.0 million (the “Minimum Internal EBITDA Growth Target”), and (y) the Component Percentage Achievement was capped at 200% of target for the Internal EBITDA component and 100% for each of the other components.

Based on 2013 performance, our named executive officers earned the annual incentive compensation reflected for 2013 in the column “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table with respect to the cash component of their MIP payout and received equity awards with a grant date fair value reflected in the column “Stock Awards” of the Summary Compensation Table with respect to the equity component of their MIP payout, each of which will be paid or otherwise received in March 2014. Internal EBITDA growth for the Company exceeded the Minimum Internal EBITDA Growth Target, and the corresponding achievement of the Internal EBITDA component of the 2013 MIP awards was less than one percent for Messrs. Brocke-Benz, Cowan, McLoughlin, Pulkownik and Haas, respectively, and 120% for Mr. Schuele (based on the Company’s Internal EBITDA and the Internal EBITDA for the business units that they manage). At its February 25, 2014 meeting, the Compensation Committee elected to make additional discretionary payments of cash and/or equity under the MIP to certain of the named executive officers in recognition of the fact that payments were not made under the MIP in 2012 and in light of challenging macroeconomic factors outside the control of the named executive officers that negatively impacted Internal EBITDA. As a result of this exercise of discretion, the overall 2013 MIP award was increased to 63% for Mr. Brocke-Benz, 54% for Mr. Cowan, and 27% for Messrs. McLoughlin, Pulkownik and Haas.

Equity Participation through the Holdings Equity Plan

Each of our executive officers, along with certain other members of our management, have been given the opportunity to purchase equity in Holdings pursuant to the Holdings Equity Plan, which was established at the time of the Merger. These investment opportunities are designed to encourage participants to put their financial resources “at risk” and focus on our short-term and long-term performance, thereby aligning their interests with the interests of our other equity holders. In addition, in 2013, each of our executive officers, along with certain other members of our management, was granted Class B Common Units pursuant to the Holdings Equity Plan. The grant of Class B Common Units was designed to compensate our executive officers and certain other members of management for their long-term commitment to the Company, while motivating sustained increases in our financial performance. When determining the equity participation opportunity for each executive officer, the Compensation Committee generally targets equity participation at or near the 75th percentile of our peer group. For more information regarding the current equity arrangements between our named executive officers and Holdings see Item 13 — “Certain Relationships and Related Transactions, and Director Independence — Management and Equity Sponsor Equity Arrangements” in this Annual Report on Form 10-K.

Purchased Equity. The following table sets forth the number of Class A Common Units and Class A Preferred Units of Holdings purchased by our named executive officers under the Holdings Equity Plan. All of the purchases of equity units reflected in the table below were made in 2007, except the purchases by Messrs. Schuele and McLoughlin were made in 2013 and 2009, respectively, shortly after each commenced employment, and Messrs. Brocke-Benz and Cowan made additional purchases in 2013.

Name	Number of Class A Common Units (1)	Number of Class A Preferred Units
Manuel Brocke-Benz	96,016.37	960.87
Gregory L. Cowan	14,894.52	349.77
Peter Schuele	43,834.83	576.52
Theodore C. Pulkownik	97,828.42	2,402.17
Mark McLoughlin	7,826.27	192.17
Stanley L. Haas	9,782.84	240.22

(1)	Includes “founders common units” in the following amounts: Mr. Brocke-Benz purchased 84,720.51 founders common units; Mr. Cowan purchased 11,079.07 founders common units; Mr. Schuele purchased 38,617.31 founders common units; Mr. Pulkownik purchased 76,088.77 founders common units; Mr. McLoughlin purchased 6,087.10 founders common units; and Mr. Haas purchased 7,608.88 founders common units.

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

In addition to the purchases of Class A Preferred Units, Class A Common Units and founders common units described above, in March 2013, Mr. Brocke-Benz purchased 54,285 additional founders common units and, in December 2013, Messrs. Brocke-Benz and Cowan purchased 2,600 Class A Common Units and 650 Class A Common Units, respectively. The founders common units purchased by Mr. Brocke-Benz have the same terms and conditions as described in the preceding paragraph and the Class A Common Units purchased by Messrs. Brocke-Benz and Cowan were fully vested upon purchase.

Equity Grants. The following table sets forth the number of Class B Common Units of Holdings granted to our named executive officers under the Holdings Equity Plan in 2012 and 2013 in the aggregate.

Name	Number of Series 1 Class B Common Units	Number of Series 2 Class B Common Units
Manuel Brocke-Benz	15,170	29,390
Gregory L. Cowan	12,136	19,714
Peter Schuele	—	12,880
Theodore C. Pulkownik	12,136	19,714
Mark McLoughlin	6,068	19,714
Stanley L. Haas	3,034	3,417

Under the terms of its limited liability company agreement, Holdings may issue Class B Common Units in one or more series, with each series having its own specific terms and conditions, including a “participation threshold.” The Company has issued two separate classes of Class B Common Units to its named executive officers. In 2013, Series 2 Class B Common Units (the “Time-Vested Units”) were granted to our named executive officers and in 2012, the Company granted Series 1 Class B Common Units (the “Performance Units” and, together with the Time-Vested Units, the “Incentive Units”) and Time-Vested Units to our named executive officers. The Incentive Units are designed to increase executive officer ownership of our equity, promote executive retention and align compensation with long-term performance objectives. The relative mix of Incentive Units that each named executive officer received was determined based on the named executive officer’s position within the Company and potential impact on the Company’s financial performance. The combination of Performance Units and Time-Vested Units are designed to reward the executives for sustained long-term performance over the term of the award, while recognizing that there is inherent risk when only performance-based awards are used.

The Performance Units vest upon the achievement by the Company of a specified Adjusted EBITDA Amount (as defined in the Holdings Equity Plan) in any year over a three-year period. At the time of issuance, the Holdings Equity Plan provided for 60% vesting upon achievement of $500 million of Adjusted EBITDA and 100% vesting upon achievement of $558 million of Adjusted EBITDA, with straight-line vesting between these measuring points, subject to the named executive officer’s continued employment. At its February 25, 2014 meeting, the Company’s Board of Directors approved of adjustments to the vesting targets, reducing the target to achieve 60% vesting to $457.6 million of Adjusted EBITDA and the target to achieve 100% vesting to $500 million of Adjusted EBITDA, and extended the measurement periods to December 31, 2015. The Performance Units were adjusted to take into consideration the challenging macroeconomic factors facing the Company and to ensure that the Performance Units continue to align with the long-term performance objectives of the Company. In the event of a sale of the Company (as defined in the underlying grant agreements) all of the Performance Units will automatically vest.

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

No capital contributions are required to be made by a holder of Incentive Units at the time of issuance and the units are intended to constitute a “profits interest” in Holdings for tax purposes. The Incentive Units represent a right to a fractional portion of the profits and distributions of Holdings in excess of a “participation threshold” that is set at the value of a common unit of Holdings on the date of grant calculated in accordance with the provisions of Holdings’ Securityholders Agreement, subject to certain adjustments. This places the Incentive Units in a secondary position to the Class A Common Units in that in any event in which the equity is valued and paid out, holders of Incentive Units are only paid if an amount at least equal to the applicable participation threshold is first allocated to the Class A Common Units.

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

Savings Plan. VWR sponsors the VWR International Retirement Savings 401(k) Plan (the “Savings Plan”), which is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including our U.S.-based named executive officers, are able to contribute to the Savings Plan the lesser of up to 99% of their earnings or the limit prescribed by the Internal Revenue Service, on a before-tax basis. VWR will match 100% of the first 4% of pay that is contributed to the Savings Plan, subject to earnings limitations under applicable federal income tax rules. In addition, VWR may make a supplemental contribution of up to 2% of pay to all eligible participants, including named executive officers, if we meet certain internal performance measures. Performance-based contributions, if any, are also subject to earnings limitations under applicable federal income tax rules. All contributions to the Savings Plan are fully-vested upon contribution. Messrs. Cowan, Pulkownik, McLoughlin and Haas are eligible for benefits under the Savings Plan. The Company’s contributions to the named executive officers’ respective Savings Plan accounts are reflected in the column “All Other Compensation” of the Summary Compensation Table.

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

Perquisites and Other Personal Benefits

The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The perquisites and other benefits provided to our named executive officers in 2013 included an annual financial planning assistance allowance for all named executive officers other than Messrs. Brocke-Benz and Schuele, an automobile allowance for Messrs. Brocke-Benz, Schuele and Haas, a housing allowance for Messrs. Brocke-Benz, Schuele, Pulkownik and Haas, coverage under a group personal excess liability plan, and coverage under a private health plan for Mr. Schuele.

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

Tax and Accounting Considerations

Deductibility of Executive Compensation. We generally structure our compensation programs so that the compensation is deductible for income tax purposes.

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

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary $ (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Manuel Brocke-Benz	2013	820,041	—	110,903	—	—	3,016,621	204,704	4,152,269
Director, President and Chief Executive Officer	2012 2011	558,593 429,712	62,989 —	12,072 —	— —	— 282,932	739,678 22,150	39,503 13,961	1,412,835 748,755

Gregory L. Cowan	2013	455,000	—	26,502	—	23,034	—	43,236	547,772
Senior Vice President and Chief Financial Officer	2012 2011	455,000 455,000	35,000 —	9,603 —	— —	— 222,788	— —	32,262 43,865	531,865 721,653

Peter Schuele (6)	2013	260,077	—	16,744	—	344,118	—	31,155	652,094
Senior Vice President and President, Europe Lab and Distribution Services

Theodore C. Pulkownik (7)	2013	425,000	—	22,290	—	43,031	—	72,939	563,260
Senior Vice President, Strategy, Corporate Development and Emerging Businesses	2012	395,192	25,000	9,603	—	—	—	65,851	495,646

Mark McLoughlin (6)	2013	425,000	—	19,517	—	64,547	—	50,112	559,176
Senior Vice President and President, U.S. Lab and Distribution Services

Stanley L. Haas (7)	2013	328,426	—	2,154	—	50,118	—	566,341	947,039
Former Senior Vice President and President of Asia-Pacific	2012	261,800	230,380	2,435	—	—	24,576	322,970	842,161

(1)	This column reflects the actual salaries earned in 2013, 2012 and 2011, as applicable. See the discussion under “Base Salary” in the Compensation Discussion and Analysis for more information regarding the annualized base salaries of our named executive officers. The salary amounts for Messrs. Brocke-Benz and Schuele have been converted from euros to United States dollars using the average of the monthly average exchange rates for 2013 (1.32845), 2012 (1.28601) and 2011 (1.39178).

(2)	The amounts shown in this column reflect the grant date fair value of the awards under FASB ASC Topic 718 used by the Company for financial statement reporting purposes. For a discussion of the assumptions made to determine the grant date fair value of these awards, see Note 13 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)	This column represents non-equity based amounts earned under the MIP for each of 2013, 2012 and 2011, as applicable. The MIP award amounts for Messrs. Brocke-Benz and Schuele have been converted from euros to United States dollars based on the exchange rate as of the close of business on December 31, 2013 (1.37720), December 31, 2012 (1.32250) and December 31, 2011 (1.29390). Mr. Brocke-Benz elected to receive 100% of his 2013 MIP payment in equity, and as a result has no non-equity based compensation under the MIP in 2013.

(4)	For Mr. Brocke-Benz, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the German Pension Plan during the years indicated (the amounts have been converted from Euros to United States dollars based on the exchange rate as of the close of business on December 31 of each year). For Mr. Haas, this column represents the year-over-year change in actuarial present value of the accumulated benefit under the VWR International Retirement Plan during the year indicated, except that in 2013, the year-over-year change in actuarial present value resulted in a present value reduction of $50,632. See “Pension Benefits” for more information.

There were no “above-market” earnings on nonqualified deferred compensation under the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

(5)	This column represents all other compensation paid to or earned by the named executive officers, including the attributed costs to us of the perquisites and other personal benefits provided in 2013, 2012 and 2011, as applicable.

The perquisites and other personal benefits for 2013 included: financial planning assistance of less than $25,000 for each of the named executive officers other than Messrs. Brocke-Benz and Schuele; automobile allowances of less than $25,000 for each of Messrs. Brocke-Benz and Schuele; housing allowances of $25,000 and $36,000 for Messrs. Brocke-Benz and Pulkownik, respectively, and of less than $25,000 for Mr. Schuele; coverage under a group personal excess liability plan for each of the named executive officers of less than $25,000; reimbursement of airfare and other commuting expenses of $72,217 for Mr. Brocke-Benz; and premium payments under a private health insurance plan of less than $25,000 for Mr. Schuele.

“All Other Compensation” for 2013 for Messrs. Cowan, Pulkownik, McLoughlin and Haas also includes: Company contributions to the Savings Plan of $10,200 for each of them; Company restoration matching contributions to the Nonqualified Deferred Compensation Plan to be made by the Company in 2014, based on assumed maximum contributions to the Savings Plan and actual contributions to the Nonqualified Deferred Compensation Plan made by these officers in 2013, in the amount of $8,000, $6,800, $6,800 and $2,937, respectively (see “Nonqualified Deferred Compensation Plan” for additional information); and imputed income based on the Company’s expense for providing health benefits in 2013 in the aggregate amount of $5,009, $3,032, $3,992 and $802, respectively.

“All Other Compensation” for 2013 for Mr. Haas, who is a U.S. national but who was assigned to work in Shanghai, China, includes certain allowances and reimbursements from the Company in connection with his overseas assignment, in accordance with the international assignment addendum to his Executive Officer Employment Agreement. This compensation is set forth in the table below (amounts in the table related to transportation, tuition, housing allowance, goods and services allowance and utilities have been converted from Chinese RMB to United States dollars using the average of the monthly average exchange rates for 2013 (0.16265)):

	Transportation	Tuition and Dependent Care	Housing Allowance	Home Visits	Relocation and Mobility Premium	Goods and Services Allowance	Tax Equalization	Utilities	Total
Payment	$43,992	$68,671	$148,337	$56,082	$33,646	$42,494	$126,349	$8,667	$528,238

“All Other Compensation” for 2013 for Mr. Brocke-Benz also includes a Company contribution of less than $10,000 for mandatory German social contributions required as a result of his new role; and for Mr. McLoughlin also includes scheduled annuity distributions totaling $11,944 from his Nonqualified Deferred Compensation Plan.

In addition, “All Other Compensation” for 2013 for Messrs. Brocke-Benz, Cowan, Pulkownik, McLoughlin and Haas includes tax reimbursements, or “gross-ups,” for the taxable portion of perquisites or other compensation provided to these officers in the aggregate amount of $81,650, $9,376, $6,258, $6,526 and $12,915, respectively.

(6)	Messrs. Schuele and McLoughlin were not named executive officers in 2011 or 2012 and, therefore, their compensation is not disclosed for those years.

(7)	Messrs. Pulkownik and Haas were not named executive officers in 2011 and, therefore, their compensation is not disclosed for that year.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards issued to our named executive officers in 2013. In 2013, our named executive officers received a grant of Series 2 Class B Common Units (the “Time-Vested Units”) pursuant to the Holdings Equity Plan. See “Equity Grants” under “Equity Participation through the Holdings Equity Plan” in the Compensation Discussion and Analysis for a description of the Time-Vested Units. In addition, each of our named executive officers elected to receive all or a portion of their MIP payment in Class A Common Units of Holdings (“Class A Incentive Units”). See “Grant of Class A Common Units” under “Performance-Based Cash and Equity Incentive Compensation” in the Compensation Discussion and Analysis for a description of the Class A Incentive Units.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)				Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name	Award Type(1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Manuel Brocke-Benz (5)	MIP-C	—		—	640,000
	MIP-E	3/29/2013					26,513					27,839
	TVU	12/16/2013	—						17,430	—	—	22,659

Gregory L. Cowan	MIP-C	—		85,313	358,313
	MIP-E	3/29/2013					8,482					8,906
	TVU	12/16/2013	—						12,880	—	—	16,744

Peter Schuele (5)	MIP-C			333,773	600,792
	TVU	12/16/2013	—						12,880	—	—	16,744

Theodore C. Pulkownik	MIP-C	—		159,375	414,375
	MIP-E	3/29/2013					5,282					5,546
	TVU	12/16/2013	—						12,880	—	—	16,744

Mark McLoughlin	MIP-C	—		239,063	494,063
	MIP-E	3/29/2013					2,641					2,773
	TVU	12/16/2013	—						12,880	—	—	16,744

Stanley L. Haas	MIP-C	—		184,740	381,795
	MIP-E	3/29/2013					2,051					2,154

(1)	Award Type:

MIP-C = Cash award under Management Incentive Plan

MIP-E = Equity award under Management Incentive Plan

TVU = Series 2 Class B Common Unit (Time-Based)

(2)	These columns reflect the potential payments under the cash portion of the MIP for 2013 performance. The 2013 MIP is described in the Compensation Discussion and Analysis under “Performance-Based Cash and Equity Incentive Compensation.” The components of the 2013 MIP were formally approved by the Compensation Committee at its meeting on November 5, 2012. The “Target” amounts reflected in the table assume 100% payout of the named executive officers’ respective target cash bonus amounts (i.e., based on their equity election, target bonus percentages of earnings, prorated for changes in base salary and target cash bonus percentage during 2013). Mr. Brocke-Benz elected to receive 100% of his 2013 MIP payment in equity, and as a result no “Target” amount is disclosed for payment under the cash portion of the MIP for 2013 performance. The “Maximum” amounts reflect the maximum cash bonus amounts payable to the named executive officers based on the Component Percentage Achievement caps of 200% for the Internal EBITDA component and 100% for each of the other components. Any payments made under the MIP in excess of 100% will be made in cash, regardless of whether the named executive officer elected to take all or a portion of the MIP payment in equity.

(3)	The amounts shown in the “Target” column represents the number of units that will be retained by each named executive officer, assuming 100% payout of the named executive officers’ respective target equity bonus amounts (i.e., based on their target equity bonus percentages of earnings during 2013). The number of units shown was fixed based on each named executive officer’s MIP election in March 2013.

(4)	The amounts shown in this column reflect the grant date fair value of the awards under FASB ASC Topic 718 used by the Company for financial statement reporting purposes. For a discussion of the assumptions made to determine the grant date fair value of these awards, see Note 13 in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(5)	The Target and Maximum amounts for Messrs. Brocke-Benz and Schuele are calculated based on the conversion of their 2013 base salaries to United States dollars using the exchange rates described in Note (1) to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-end

The following table provides information as of December 31, 2013, regarding the outstanding equity awards of our named executive officers under the Holdings Equity Plan. See “Equity Participation through the Holdings Equity Plan” and “Performance-Based Incentive Compensation-Grant of Class A Common Units” in the Compensation Discussion and Analysis for more information.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Manuel Brocke-Benz	70,207	439.86	41,683	—
Gregory L. Cowan	17,873	—	20,618	—
Peter Schuele	48,641	358.93	—	—
Theodore C. Pulkownik	17,873	—	17,418	—
Mark McLoughlin	17,873	—	8,709	—
Stanley L. Haas	2,653	—	5,085	—

(1)	The amounts in this column include grants of Time-Vested Units and the portion of the founders common units purchased by our named executive officers that remain unvested on December 31, 2013. Both Time-Vested Units and founders common units vest on a daily pro rata basis over four years from the date of issuance, subject to our named executive officers’ continued employment.

(2)	There is no established public trading market for the preferred or common units (including founders common units, Time-Vested Units, Performance Units or Class A Incentive Units) of Holdings. The value of the common units at December 31, 2013, for purposes of the Holdings Equity Plan and the related transaction documents, was $0.01 per unit based on a valuation analysis of the “fair market value” (as defined in our applicable equity documents) of Company equity. These values may not reflect the value actually realized by the named executive officers upon vesting.

(3)	This column represents outstanding Performance Units and Class A Incentive Units. The Performance Units were issued to our named executive officers on March 30, 2012 and vest upon the achievement of certain annual EBITDA performance vesting targets. The Class A Incentive Units were issued to our named executive officers on March 29, 2013. The number of Class A Incentive Units that each named executive officer will retain is subject to the Company’s achievement of the 2013 MIP performance metrics and is also subject to time vesting, which provides for 100% vesting on December 31, 2015.

2013 Units Vested

The following table provides information regarding the vesting of founders common units purchased by our named executive officers and Incentive Units granted to our named executive officers under the Holdings Equity Plan during 2013. See “Equity Participation through the Holdings Equity Plan” in the Compensation Discussion and Analysis for more information regarding the founders common units and Incentive Units.

Name	Number of Shares or Units Acquired on Vesting (#)			Value Realized Upon Vesting ($) (4)
	F (1)	PU (2)	TVU (3)
Manuel Brocke-Benz	10,299.28	—	3,169.08	—
Gregory L. Cowan	—	—	1,708.50	—
Peter Schuele	2,724.37	—	132.33	—
Theodore C. Pulkownik	—	—	1,708.50	—
Mark McLoughlin	354.39	—	1,708.50	—
Stanley L. Haas	—	—	854.25	—

(1)	This column reflects the portion of the founders common units purchased by our named executive officers under the Holdings Equity Plan that vested during 2013. All founders common units purchased by Messrs. Cowan, Pulkownik and Haas vested prior to 2013.

(2)	Performance Units vest upon the Company’s achievement of specified EBITDA targets, as described in the Holdings Equity Plan, in any year over a three-year period. The Holdings Equity Plan provides for 60% vesting upon achievement of a minimum amount of Adjusted EBITDA and 100% vesting upon achievement of a maximum amount of Adjusted EBITDA, with straight-line vesting between these measuring points. None of the Performance Units issued to our named executive officers in March 2012 vested in 2013.

(3)	This column reflects the portion of the Time-Vested Units granted to our named executive officers that vested during 2013. Time-Vested Units vest on a daily pro rata basis over four years from the date of issuance, subject to our named executive officers’ continued employment.

(4)	No value is realized as a result of vesting of the founders common units or the Incentive Units. See “Equity Participation through the Holdings Equity Plan” for a description of the vesting of founders common units and Incentive Units.

Pension Benefits

United States

VWR sponsors the VWR International Retirement Plan (the “U.S. Retirement Plan”). The U.S. Retirement Plan was frozen on May 31, 2005, and Mr. Haas is the only named executive officer entitled to benefits under the plan.

The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all VWR’s full-time U.S. employees who completed one full year of service as of May 31, 2005. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005, with a three-year sunset for participants whose age plus service (minimum of ten years) as of the freeze date equaled 65 or more. The U.S. Retirement Plan excluded employees covered by a collective bargaining agreement who participated in independently operated plans. As a result of the freeze of the U.S. Retirement Plan, there have been no new participants since the freeze date and no additional years of service have been credited since the freeze date, other than for participants to which the three-year sunset applied. The three-year sunset did not apply to any of our executive officers. As of December 31, 2013, the plan covered approximately 3,580 participants. Annual retirement benefits under the U.S. Retirement Plan were generally calculated as a single life annuity as the greater of:

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

Benefits under the U.S. Retirement Plan are subject to the limitations imposed under Section 415 of the Code. The Section 415 limit for 2013 is $205,000 per year for a single life annuity payable at an IRS-prescribed retirement age.

Germany

Mr. Brocke-Benz is entitled to benefits under the German Pension Plan, the obligations under which VWR International GmbH assumed from Merck KGaA in connection with the CD&R Acquisition. The German Pension Plan is a non-funded defined benefit retirement plan that covers certain associates who were employed by Merck KGaA prior to the CD&R Acquisition. As of December 31, 2013, the German Pension Plan covered approximately 267 participants. Annual retirement benefits under the German Pension Plan are generally calculated as a single life annuity as the sum of (i) 0.5% of a participant’s monthly salary (up to German Social Security Threshold Level, which for 2013 was €69,600) plus (ii) 1.5% of a participant’s monthly salary (in excess of the German Social Security Threshold), in each case multiplied by the participant’s years of pensionable service. The benefit an employee earns is payable starting at retirement on a monthly basis for life. Benefits are computed on the basis of the life annuity form of pension, with a normal retirement age of 65. Benefits are reduced for retirement prior to age 63. Early commencement of the benefit payout is contingent upon commencement of German social security benefits. In addition, the plan provides for a spouse’s pension and does not require employee contributions.

Pension Plan Table

The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2013, for Messrs. Brocke-Benz and Haas under each plan based upon the assumptions described in the applicable footnotes. No payments were made in 2013 from the plans to either Mr. Brocke-Benz or Mr. Haas.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Manuel Brocke-Benz (1)	German Pension Plan	27	$5,150,247
Stanley L. Haas (2)	VWR International Retirement Plan	20.417	280,981

(1)	The accumulated benefit for Mr. Brocke-Benz is based on service and earnings (as described above) considered by the plan for the period through December 31, 2013. The present value has been calculated assuming Mr. Brocke-Benz will remain in service until Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 12 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The amount presented in the table has been converted from euros to United States dollars based on the exchange rate as of the close of business on December 31, 2013 (1.37720). The discount rate assumption is 3.50%.

(2)	The accumulated benefit for Mr. Haas is based on service and earnings (as described above) considered by the plan for the period through December 31, 2013. The present value has been calculated assuming Mr. Haas will begin receiving his benefit upon eligibility for Social Security retirement, which is the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of life annuity consistent with the assumptions as described in Note 12 under Item 8 — “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. As described in such Note, the discount rate assumption is 4.90%.

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

The Nonqualified Deferred Compensation Plan provides for VWR to credit matching amounts to the notional account of each eligible participant for each year, provided certain performance goals are satisfied. The performance goal for 2013 was the Company’s achievement of Internal EBITDA of $415.0 million (i.e., the Minimum Internal EBITDA Growth Target under the 2013 MIP). These matching amounts are provided to restore matching amounts to which the participant would otherwise be entitled under the Savings Plan but which are limited due to earnings limitations under applicable federal income tax rules. The maximum matching amount under the Nonqualified Deferred Compensation Plan is 4% of the participant’s compensation, offset by the maximum matching contributions that VWR could make into such participant’s Savings Plan account for such year. The matching amounts are generally credited to the participants’ accounts in March of the following year (e.g., the matching amounts as a result of our satisfaction of the relevent 2013 performance goal will be made in March 2014).

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

The table below provides information with respect to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts.

Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings (Loss) in Last FY (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (4)
Gregory L. Cowan	$—	$8,000	$103	$—	$57,357
Theodore C. Pulkownik	—	6,800	100	—	55,335
Mark McLoughlin	63,750	6,800	103,614	(11,944)	562,997
Stanley L. Haas	—	2,937	6	—	6,173

(1)	Represents the amount of 2013 base salary and/or cash bonus under the 2013 MIP, if any, that the named executive officers deferred into their Nonqualified Deferred Compensation Plan notional accounts. The amount reflected for Mr. McLoughlin consists solely of 2013 base salary deferrals, which are included in the column “Salary” of the Summary Compensation Table for 2013.

(2)	Represents Company restoration matching amounts (described above) that will be made to the named executive officers’ Nonqualified Deferred Compensation Plan notional accounts in March 2014 as a result of our satisfaction of the relevant 2013 performance goal (“ 2013 Matching Amounts”). These amounts are included in the column “All Other Compensation” of the Summary Compensation Table for 2013.

(3)	No portion of the amounts in this column constitutes “above-market earnings” under applicable SEC rules, and so no portion of such amounts are included in the Summary Compensation Table for 2013.

(4)	The amounts reflect the actual aggregate balances as of December 31, 2013, less aggregate withdrawals and distributions. As indicated in Note (1) above, amounts in this column that represent contributions by the named executive officer or by the Company are reported in the Summary Compensation Table for the applicable year if the officer qualified as a named executive officer in such year. The earnings on such contributions are not, and in the past have not been, reported in the Summary Compensation Table because such earnings are not at a preferential or above-market rate.

Termination and Change of Control Arrangements

The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, including the Executive Officer Employment Agreements described above, for various scenarios involving a change in control of us or a termination of employment of such officer, assuming a December 31, 2013 effective date of such change of control or termination. The named executive officers also have certain benefits that would be payable upon a change of control and/or termination as described above under “Pension Benefits” and “Nonqualified Deferred Compensation Plan.”

As partial consideration for the potential payments provided in the tables below, the named executive officers are bound by a confidentiality agreement as well as customary non-compete and non-solicitation provisions set forth in their respective Executive Officer Employment Agreements. The non-compete provisions prohibit the named executive officers from engaging in or being affiliated with any business which is competitive with the Company while employed by the Company and for a period of one year after the termination of such employment for any reason (except that Mr. Brocke-Benz’s provision lasts 18 months). The non-solicitation provision prohibits the named executive officer, either alone or in association with others, from soliciting any employee of the Company to leave the employ of the Company unless such individual’s employment with the Company has been terminated for a period of 180 days or longer. The named executive officer’s receipt of the payments would be contingent upon the executive signing a release of claims against the Company.

MANUEL BROCKE-BENZ

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control (2)	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$3,210,990	$—	$—	$800,000	$800,000
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—
Class A Incentive Units (unvested and accelerated) (7)	—	—	—	—	—	—	—	—

GREGORY L. COWAN

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,208,168	$—	$—	$341,250	$341,250
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—
Class A Incentive Units (unvested and accelerated) (7)	—	—	—	—	—	—	—	—

PETER SCHUELE

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,212,422	$—	$—	$344,313	$344,313
Founders Common Units (unvested and accelerated) (5)	—	—	—	—	—	—	—	—
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—

THEODORE C. PULKOWNIK

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,129,418	$—	$—	$318,750	$318,750
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—
Class A Incentive Units (unvested and accelerated) (7)	—	—	—	—	—	—	—	—

MARK MCLOUGHLIN

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$1,129,418	$—	$—	$318,750	$318,750
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—
Class A Incentive Units (unvested and accelerated) (7)	—	—	—	—	—	—	—	—

STANLEY L. HAAS

Executive Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not for Cause Termination or Resignation for Good Reason (1)	Involuntary for Cause Termination	Change in Control	Death (3)	Disability (4)
Severance or Lump Sum Payments	$—	$—	$—	$880,043	$—	$—	$247,500	$247,500
Incentive Units (unvested and accelerated) (6)	—	—	—	—	—	—	—	—
Class A Incentive Units (unvested and accelerated) (7)	—	—	—	—	—	—	—	—

(1)	Upon termination without “cause” or resignation for “good reason” (as each such term is defined in the Executive Officer Employment Agreements) our named executive officers are generally entitled to (i) one and a half times (two times in the case of Mr. Brocke-Benz) the sum of the executive’s then current base salary plus his target bonus for the year in which termination or resignation occurs, payable in equal installments over the 12-month period following termination and (ii) continued health benefits for the 12-month period (18-month period in the case of Mr. Brocke-Benz) following termination.

(2)	In the event excise taxes become payable under Section 280G and Section 4999 of the Code as a result of any “excess parachute payments,” as that phrase is defined by the Internal Revenue Service, upon a change of control of the Company, Mr. Brocke-Benz’s Executive Officer Employment Agreement provides that the Company will pay the excise tax as well as a gross-up for the impact of the excise tax payment. There currently are no arrangements between the Company and Mr. Brocke-Benz that the Company expects would result in any such excise tax payment upon a change of control of the Company.

(3)	Upon termination by reason of death, the named executive officer’s beneficiary or estate, as applicable, will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the death.

(4)	Upon termination by reason of disability, the named executive officer will be entitled to receive a lump sum payment in an amount equal to the target bonus for the year in which such termination occurs, prorated for the portion of such year prior to the termination. In addition, the named executive officer will be entitled to receive payments of base salary until payments to him under VWR’s long-term disability plan commence but in any event for a period not to exceed 18 months from the date of termination.

(5)	All founders common units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the founders common units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause,” vested founders common units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. Upon a termination for “cause,” both vested and unvested founders common units can be repurchased by or sold to Holdings at the lower of original cost or fair market value. See “Equity Participation through the Holdings Equity Plan” for more information.

(6)	All Incentive Units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, the Time-Vested Units that would have vested in the next 12 months will vest immediately. If the named executive officer’s employment terminates for any reason other than for “cause,” vested Incentive Units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units are forfeited. See “Equity Participation through the Holdings Equity Plan” in the Compensation Discussion and Analysis for more information.

(7)	All outstanding Class A Incentive Units will vest upon the sale of substantially all of Holdings or our assets or upon certain other change of control events. Upon an initial public offering of our stock or of Holdings’ units, or if the named executive officer becomes permanently disabled or dies, 50% of the unvested Class A Incentive Units will vest immediately. All outstanding Class A Incentive Units will vest if the named executive officer’s employment is terminated by the Company for any reason other than for “cause,” after the determination date for the MIP and prior to vesting. If the named executive officer’s employment terminates for any reason other than a termination by the Company without “cause,” all vested Class A Incentive Units can be repurchased by or sold to Holdings at fair market value, as calculated in accordance with the relevant transaction documents, and unvested units are forfeited. See “Grant of Class A Common Units” under “Performance-Based Cash and Equity Incentive Compensation” in the Compensation Discussion and Analysis for more information.

Director Compensation

Under the Board Compensation Policy in place since 2007 (the “Board Compensation Policy”), all directors who are not also (i) officers or employees of VWR or us or (ii) Managing Directors or Managing Partners of Madison Dearborn (“Eligible Directors”), receive annual cash compensation of $100,000 for their service on VWR’s and our Board. No separate compensation is paid to Eligible Directors for their service on the Board committees. In addition, at the discretion of the Board of Holdings, Eligible Directors may be granted the right to receive or purchase equity interests in Holdings in accordance with the Holdings Equity Plan. See Item 12 —   “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for a listing of the equity interests in Holdings beneficially owned by Eligible Directors. Non-Eligible Directors (which include Messrs. Alexos, Dean and Sullivan) will not be entitled to separate cash compensation or rights under the Holdings Equity Plan in connection with their service on the Board or Board committees. All Board members, other than those affiliated with Madison Dearborn, will be entitled to be reimbursed for reasonable travel, lodging and other expenses incurred in connection with their service on the Board and Board committees.

The table below sets forth director compensation for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Harry M. Jansen Kraemer, Jr.	100,000	—	—	—	—	100,000
Robert L. Barchi	100,000	—	—	—	—	100,000
Edward A. Blechschmidt	100,000	—	—	—	—	100,000
Robert P. DeCresce	100,000	—	—	—	—	100,000
Pamela Forbes Lieberman	100,000	—	—	—	—	100,000
Carlos del Salto	100,000	—	—	—	—	100,000
Robert J. Zollars	100,000	—	—	—	—	100,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our capital stock is owned by VWR Investors, which in turn is owned by Holdings. Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management, board members and consultants the opportunity to purchase equity units of or receive grants of equity units of Holdings. As of February 28, 2014, Holdings had 1,398,275.34 preferred units outstanding and 14,330,370.61 common units outstanding, of which 13,824,474.61 are designated as Class A Common Units and 505,896.00 are designated as Class B Common Units.

The following table sets forth certain information regarding the beneficial ownership of the common units and preferred units of Holdings as of February 28, 2014 by:

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

	Class A Common Units (1)		Class B Common Units (1)		Class A Preferred Units (1)
		Percent		Percent		Percent
	Number	of Class	Number	of Class	Number	of Class
Principal Stockholders:
Madison Dearborn (2)	10,572,738.12	76.48%	—	—	1,175,259.52	84.05%
Avista Capital Partners (3)	1,076,259.68	7.79	—	—	117,685.69	8.42
Directors and Named Executive Officers:
Manuel Brocke-Benz	112,719.37	*	44,560.00	8.81%	960.87	*
Gregory L. Cowan	20,238.52	*	31,850.00	6.30	349.77	*
Peter Schuele	43,834.83	*	12,880.00	2.55	576.52	*
Theodore C. Pulkownik	99,254.42	*	31,850.00	6.30	2,402.17	*
Mark McLoughlin	8,539.27	*	25,782.00	5.10	192.17	*
Stanley L. Haas	10,335.84	*	6,451.00	1.28	240.22	*
Harry M. Jansen Kraemer, Jr. (2)	93,612.04	*	—	—	4,116.39	*
Nicholas W. Alexos (2)	—	*	—	—	—	*
Robert L. Barchi	13,000.00	*	—	—	—	*
Edward A. Blechschmidt	13,000.00	*	—	—	—	*
Thompson Dean (3)	—	*	—	—	—	*
Robert P. DeCresce (4)	17,249.55	*	—	—	170.75	*
Pamela Forbes Lieberman	13,000.00	*	—	—	—	*
Carlos del Salto	13,896.88	*	—	—	99.10	*
Timothy P. Sullivan (2)	—	*	—	—	—	*
Robert J. Zollars (5)	14,722.02	*	—	—	190.28	*

All Directors and Executive Officers as a group (19 persons) (2)(3)	12,225,553.11	88.43%	216,412.00	42.78%	1,304,843.84	93.32%

*	Denotes less than one percent.

(1)	For information regarding the voting rights of Holdings’ common units and preferred units, see “Description of Equity Capital of Holdings” below. Class A Common Units includes Class A Incentive Units. For additional information regarding the Class A Incentive Units, see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Performance — Based Cash and Equity Incentive Compensation — Grant of Class A Common Units.” For additional information regarding the Class B Common Units, see Item 11 — “Executive Compensation — Compensation Discussion and Analysis — Equity Participation through the Holdings Equity Plan — Equity Grants.”

(2)	Madison Dearborn Capital Partners V-A, L.P. (“MDP V-A”) is the indirect beneficial owner of 6,813,173.04 common units and 758,327.30 preferred units, Madison Dearborn Capital Partners V-C, L.P. (“MDP V-C”) is the indirect beneficial owner of 1,807,413.56 common units and 201,171.12 preferred units, Madison Dearborn Capital Partners V Executive-A, L.P. (“MDP Executive”) is the indirect beneficial owner of 68,461.51 common units and 7,619.67 preferred units, MDCP Co-Investors (Varietal), L.P. (“Varietal”) is the indirect beneficial owner of 1,749,749.91 common units and 193,275.36 preferred units and MDCP Co-Investors (Varietal-2), L.P. (“Varietal-2” and together with MDP V-A, MDP V-C, MDP Executive and Varietal, the “MDP Funds”) is the indirect beneficial owner of 133,940.10 common units and 14,866.06 preferred units. Madison Dearborn Partners V-A&C, L.P. (“MDP A&C”) is the general partner of each of the MDP Funds. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP A&C that have the power, acting by majority vote, to vote or dispose of the units directly held by the MDP Funds. Messrs. Canning, Finnegan and Mencoff each hereby disclaims any beneficial ownership of any shares directly held by the MDP Funds. Each of Messrs. Sullivan, Alexos and Kraemer are employed by or associated with the ultimate general partner of the MDP Funds and disclaim beneficial ownership of the units held by the MDP Funds except to the extent of his pecuniary interest therein. The address for MDP A&C and Messrs. Alexos, Sullivan, Kraemer, Canning, Finnegan and Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(3)	Avista Capital Partners, L.P. (“ACP”) is the indirect beneficial owner of 780,706.14 common units and 85,367.82 preferred units and ACP-VWR Holdings LLC (“ACP-VWR”) is the indirect beneficial owner of 295,553.54 common units and 32,317.87 preferred units. Avista Capital Partners GP, LLC (“Avista GP”) is the general partner of ACP and Avista Capital Partners (Offshore), L.P., the managing member of ACP-VWR. Mr. Dean and Steven Webster are Co-Managing Partners of Avista Capital Managing Member, LLC, the managing member of Avista GP. Accordingly, Messrs. Dean and Webster have the power, acting by majority vote, to vote or dispose of the units held by ACP and ACP-VWR. Messrs. Dean and Webster each disclaim beneficial ownership of the units held by ACP and ACP-VWR, except to the extent of his pecuniary interest therein. The address for Avista Capital Managing Member, LLC and Messrs. Dean and Webster is c/o Avista Capital Holdings, LP, 65 East 55th Street, 18th Floor, New York, New York 10022.

(4)	Includes 12,249.55 Class A Common Units held by The DeCresce Gift Trust; Dr. DeCresce and his wife are the sole Trustees of this Trust.

(5)	Units are held by Zoco L.P., a Nevada limited partnership. Mr. Zollars and his wife are the sole general and limited partners of Zoco L.P.

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

	(a)	(b)	(c)
	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining for Future
	Issued Upon	Exercise	Issuance Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options (1)	Options (1)	Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total at December 31, 2013:	—	—	—

(1)	The Holdings Equity Plan was approved by Holdings’ Board of Managers and its members on June 29, 2007. Addendums to the Holdings Equity Plan relating to the issuance of Class B Common Units were approved by the Holdings’ Board of Managers on February 28, 2012, November 6, 2012 and November 6, 2013, respectively. There are no options outstanding under the Holdings Equity Plan; the only securities that have been issued pursuant to the Holdings Equity Plan are preferred units and common units. See “Description of Equity Capital of Holdings” above for a description of the securities. There is no mandatory limitation on the number of securities remaining for issuance under the Holdings Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management and Equity Sponsor Equity Arrangements

Upon the consummation of the Merger, the Holdings Equity Plan was established to permit members of management (the “Management Investors”), board members and consultants the opportunity to purchase equity units of Holdings. As of February 28, 2014, our directors and executive officers owned 11,898.63 preferred units and 574,828.08 Class A Common Units, or approximately 4.2% of the outstanding Class A Common Units. The aggregate purchase price paid by the executive officers and directors for these preferred units and common units was approximately $12.4 million. Under the equity arrangements entered into pursuant to the Holdings Equity Plan, the Management Investors each purchase a strip of securities comprised of preferred units and Class A Common Units of Holdings. Class A Common Units purchased pursuant to this strip of securities are 100% vested.

Under these equity arrangements, the Management Investors also purchase additional Class A Common Units of Holdings, which we refer to as founders common units. Such founders common units represent approximately 7.2% of Holdings’ total outstanding Class A Common Units as of February 28, 2014. Such founders common units will vest on a daily pro rata basis over four years from the date of issuance. If any holder of such unvested founders common units dies or becomes permanently disabled, such investor will be credited with an additional 12 months worth of vesting for his or her founders common units. All unvested founders common units will vest upon a sale of all or substantially all of our business to an independent third party so long as the employee holding such units continues to be an employee of the Company at the closing of the sale, and upon an initial public offering of Holdings, the founders common units that would have vested in the year immediately following the initial public offering will immediately vest and the remaining portion of the unvested founders common units will continue to vest on a daily pro rata basis through the third anniversary of the date of issuance so long as the employee holding such units continues to be an employee of the Company.

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

As a result of executive officer departures in 2013, Holdings exercised its rights to repurchase all of the common units and preferred units of Paul A. Dumas, its former Senior Vice President, Human Resources, and Theresa A. Balog, its former Vice President and Corporate Controller, in 2013 at a per unit price of $0.01 and $1,000 plus accrued yield, respectively. The aggregate purchase price paid to these executive officers for the repurchase of their preferred units and common units was approximately $1.6 million.

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

Miscellaneous

The Company, through its subsidiaries, sells certain products to Rutgers University (“Rutgers”), for which Dr. Barchi is the President. In 2013, we had less than $2.5 million of net sales to Rutgers.

The Company, through its subsidiaries, sells certain products to Sage Products, LLC (“Sage Products”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2013, we had less than $0.2 million of net sales to Sage Products.

The Company, through its subsidiaries, purchases certain products from CDW Corporation (“CDW”), which is a portfolio company of affiliated funds of Madison Dearborn. In 2013, we had less than $0.2 million of purchases from CDW.

The Company, through its subsidiaries, sells certain products to Lantheus Medical Imaging (“Lantheus”), which is a portfolio company of affiliated funds of Avista. In 2013, we had less than $0.6 million of net sales to Lantheus.

The Company, through its subsidiaries, sells certain products to AngioDynamics (f/k/a Navilyst Medical) (“AngioDynamics”), which is a portfolio company of affiliated funds of Avista. In 2013, we had less than $0.2 million of net sales to AngioDynamics.

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

Director Independence

The Company is not a listed issuer with securities listed on a national securities exchange or in an inter-dealer quotation system with requirements that a majority of the Board be “independent.” Accordingly, the Company is not subject to rules requiring certain of its Directors to be independent. However, the Board has determined that each of the following non-employee Directors who served on the Board during 2013 satisfies the independence requirements of the New York Stock Exchange and has no material relationship with the Company.

1.	Robert L. Barchi

2.	Edward Blechschmidt

3.	Robert P. DeCresce

4.	Pamela Forbes Lieberman

5.	Carlos del Salto

6.	Robert J. Zollars

In determining Dr. Barchi’s independence, the Board considered that the Company had net sales to Rutgers of less than $2.5 million during 2013. In determining Dr. DeCresce’s independence, the Board considered that he is a limited partner in certain investment funds managed by Madison Dearborn Partners or its affiliates; his investments in these funds are passive and less than $1.0 million.

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compensation Committee, the Finance Committee and the Nominating & Corporate Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2013. Messrs. Alexos, Brocke-Benz, Dean, Kraemer and Sullivan are not independent.

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

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012. Fees and expenses for services rendered by KPMG in 2013 and 2012 were approved by our Audit Committee. KPMG’s fees and expenses for services rendered to the Company for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

Type of Fees	2013	2012
	(In thousands)
Audit Fees (1)	$2,495	$2,626
Audit-Related Fees (2)	89	247
Tax Fees (3)	115	95

	$2,699	$2,968

(1)	2013 and 2012 audit fees relate to the audit of the Company’s consolidated financial statements and the review of the Company’s quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States) and statutory audits. The 2012 audit fees also include fees associated with financing transactions.

(2)	Audit-related services in 2013 and in 2012 relate to due diligence assistance and agreed upon procedures in support of statutory requirements.

(3)	Tax fees in 2013 and 2012 relate to tax compliance services.

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

a. Financial statements, financial statement schedule and exhibits filed as part of this report

1. The following Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements, are filed as part of this Annual Report on Form 10-K:

Exhibit* Number	Description of Documents	Method of Filing
3.1	Certificate of Incorporation of VWR Funding, Inc.	Previously filed as Exhibit 3.1 to Form S-4, filed on December 21, 2007

3.2(a)	Bylaws of VWR Funding, Inc. (pursuant to the Agreement and Plan of Merger, dated May 2, 2007, between Varietal Distribution Merger Sub, Inc. (“Merger Sub”), Varietal Distribution Holdings, LLC, and CDRV Investors, Inc., pursuant to which Merger Sub merged with and into CDRV Investors, Inc. on June 29, 2007, with CDRV Investors, Inc. as the surviving corporation, the Bylaws of Merger Sub became the Bylaws of VWR Funding, Inc., as the surviving corporation)	Previously filed as Exhibit 3.2(a) to Form S-4, filed on December 21, 2007

3.2(b)	Amendment to said Bylaws	Previously filed as Exhibit 3.2(b) to Form S-4, filed on December 21, 2007

4.1(a)	Indenture, dated as of April 7, 2004, by and among CDRV Acquisition Corporation, as Issuer (the rights and obligations of which were assumed by VWR International, Inc.), the Subsidiary Guarantors from time to time parties thereto, as Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 8% Senior Subordinated Notes due 2014 of CDRV Acquisition Corporation	Previously filed as Exhibit 4.1(a) to Annual Report on Form 10-K for the period ended December 31, 2011

4.1(b)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.7 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(c)	Form of 8% Senior Subordinated Notes	Previously filed as Exhibit 4.11 to VWR International, Inc. Form S-4, filed on August 30, 2004

4.1(d)	Supplemental Indenture, dated as of April 7, 2004, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.13 to Amendment No. 2 to VWR International, Inc. Form S-4, filed on November 19, 2004

4.1(e)	Supplemental Indenture, effective as of June 29, 2007, relating to the 8% Senior Subordinated Notes	Previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.2(a)	Indenture, dated as of September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as Trustee, relating to 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

4.2(b)	Form of 7.25% Senior Notes due 2017	Previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2012

4.3(a)	Indenture, dated as of June 29, 2007, by and among VWR Funding, Inc., the Guarantors from time to time parties thereto, and Law Debenture Trust Company of New York, as Trustee, relating to 10.75% Senior Subordinated Notes due 2017 (including forms of Notes attached as an exhibit thereto)	Previously filed as Exhibit 4.7(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.3(b)	Exchange and Registration Rights Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	Previously filed as Exhibit 4.4(c) to Annual Report on Form 10-K for the period ended December 31, 2011

Exhibit* Number	Description of Documents	Method of Filing
4.4(a)	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	Previously filed as Exhibit 10.1(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4(b)	First Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

4.4(c)	Second Amendment to said Merger Agreement, dated May 7, 2007	Previously filed as Exhibit 10.1(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.1	Amended and Restated Management Services Agreement, dated as of June 29, 2007, between VWR Funding, Inc. and Madison Dearborn Partners V-B, L.P.	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.2(a)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan**	Previously filed as Exhibit 10.3(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.2(b)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2012

10.2(c)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on January 2, 2013

10.2(d)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on December 17, 2013

10.2(e)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**	Filed herewith

10.2(f)	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time**	Previously filed as Exhibit 10.3(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2(g)	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time**	Previously filed as Exhibit 10.3(c) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2(h)	Form of Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3(d) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.2(i)	Form of Incentive Unit Grant Agreement**	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2012

10.2(j)	Form of Time-Based Incentive Unit Grant Agreement**	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on January 2, 2013

10.2(k)	Form of Incentive Program Unit Grant Agreement**	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on April 4, 2013

10.2(l)	Form of Class A Common Management Unit Purchase Agreement**	Previously filed as Exhibit 10.3 to Current Report on Form 8-K on December 17, 2013

10.3(a)	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz**	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on April 4, 2013

10.3(b)	Management Unit Purchase Agreement, dated March 29, 2013, between Varietal Distribution Holdings, LLC and Manuel Brocke-Benz**	Previously filed as Exhibit 10.3 to Current Report on Form 8-K on April 4, 2013

10.4	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan**	Previously filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit* Number	Description of Documents	Method of Filing
10.5	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Theodore C. Pulkownik**	Previously filed as Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2012

10.6(a)	Employment Letter, dated August 24, 2012, between VWR Management Services, LLC and Stanley L. Haas**	Previously filed as Exhibit 10.8(a) to Annual Report on Form 10-K for the year ended December 31, 2012

10.6(b)	International Assignment Addendum to Employment Letter, dated October 11, 2012, to Stanley L. Haas Employment Letter**	Previously filed as Exhibit 10.8(b) to Annual Report on Form 10-K for the year ended December 31, 2012

10.7	Employment Agreement, dated February 18, 2013, between VWR International Management GmbH & Co. KG and Peter Schuele**	Filed herewith

10.8	Employment Letter, dated July 24, 2012 between VWR Management Services, LLC and Mark McLoughlin**	Filed herewith

10.9(a)	Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein	Previously filed as Exhibit 4.5(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2007

10.9(b)	Amendment No.1, dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on June 5, 2012

10.9(c)	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time) among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 1, 2013

10.9(d)	Amendment No. 2 dated as of January 29, 2014 to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 and as of January 31, 2013 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 4, 2014

10.9(e)	Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 4.2(b) to Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit* Number	Description of Documents	Method of Filing
10.9(f)	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	Previously filed as Exhibit 10.2 to Current Report on Form 8-K on June 5, 2012

10.10(a)	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007**	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.10(b)	Amendment to said Plan**	Previously filed as Exhibit 10.9(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.11(a)	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007, between VWR International, Inc. and Wells Fargo, N.A.**	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2007

10.11(b)	Amendment to said Trust Agreement**	Previously filed as Exhibit 10.10(b) to Annual Report on Form 10-K for the year ended December 31, 2007

10.12(a)	VWR International Amended and Restated Retirement Plan**	Previously filed as Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2011

10.12(b)	Amendment No. 1 to said Plan**	Filed herewith

10.13	VWR International, LLC Amended and Restated Supplemental Benefits Plan**	Previously filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2008

10.14	Board Compensation Policy**	Previously filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2007

10.15(a)	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.15(b)	Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchaser Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding LLC, as Conduit Purchaser	Previously filed as Exhibit 10.16(b) to Annual Report on Form 10-K for the year ended December 31, 2012

10.15(c)	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, and Conduit Purchaser	Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2013

Exhibit* Number	Description of Documents	Method of Filing
10.15(d)	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013

10.15(e)	Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group	Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.15(f)	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2011

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.

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

VWR FUNDING, INC.

By:	/s/ Douglas J. Pitts
	Name:	Douglas J. Pitts
	Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
	Date:	March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel Brocke-Benz	Director, President and Chief Executive Officer	March 3, 2014
Manuel Brocke-Benz

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 3, 2014
Gregory L. Cowan

/s/ Douglas J. Pitts	Vice President and Corporate Controller	March 3, 2014
Douglas J. Pitts

Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars

By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ Gerorge Van Kula	Attorney in fact	March 3, 2014
George Van Kula

Schedule II – Valuation and Qualifying Accounts

VWR FUNDING, INC.

For the Years Ended December 31, 2013, 2012 and 2011

			Foreign
	Balance at		Currency	Increases
	Beginning of	Charged to	Translation	(Deductions)	Balance at
	Year	Income	Adjustment	From Reserves	End of Year
	(In millions)
Year ended December 31, 2013
Allowance for doubtful receivables (1)	$14.4	$0.1	$0.3	$—	$14.8
Valuation allowance on deferred taxes (2)	$95.4	$12.5	$4.0	$7.4	$119.3
Year ended December 31, 2012
Allowance for doubtful receivables (1)	$10.5	$4.0	$0.6	$(0.7)	$14.4
Valuation allowance on deferred taxes (2)	$79.7	$4.5	$0.7	$10.5	$95.4
Year ended December 31, 2011
Allowance for doubtful receivables (1)	$9.1	$3.3	$(0.4)	$(1.5)	$10.5
Valuation allowance on deferred taxes (2)	$67.5	$2.1	$(2.3)	$12.4	$79.7

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases from reserves relates to the establishment of valuation allowances primarily related to intercompany transactions, foreign taxes and state net operating losses.

EXHIBIT INDEX

Exhibit Index	Description of Documents

10.2(e)	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended**

10.7	Employment Agreement, dated February 18, 2013, between VWR International Management GmbH & Co. KG and Peter Schuele**

10.8	Employment Letter, dated July 24, 2012 between VWR Management Services, LLC and Mark McLoughlin**

10.12(b)	Amendment No. 1 to the VWR International, LLC Retirement Plan**

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Investors should not rely on any representations and warranties, or similar statements, contained in the Exhibits other than those contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

**	Denotes management contract or compensatory plan, contract or arrangement.