Form 10-Q
period 2014-03-31
VWR Funding, Inc.
filed 2014-05-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-124100

VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State of incorporation)	(I.R.S. Employer Identification No.)
100 Matsonford Road
P.O. Box 6660
Radnor, PA 19087
(Address of principal executive offices)
(610) 386-1700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2014, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at May 14, 2014 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
As used in this Quarterly Report on Form 10-Q, the “Company,” “we,” “us,” and “our” refer to VWR Funding, Inc. and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$130.2	$135.6
Compensating cash balance	16.5	25.9
Trade accounts receivable, net of reserves of $15.0 and $14.8, respectively	635.4	585.6
Other receivables	55.2	68.5
Inventories	367.3	365.1
Other current assets	40.1	35.1
Total current assets	1,244.7	1,215.8
Property and equipment, net	244.4	247.6
Goodwill	1,928.4	1,926.5
Other intangible assets, net	1,701.0	1,724.5
Other assets	106.4	94.6
Total assets	$5,224.9	$5,209.0
Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$77.5	$71.0
Accounts payable	477.8	462.7
Other current liabilities	195.3	212.1
Total current liabilities	750.6	745.8
Debt and capital lease obligations, net of current portion	2,782.7	2,783.4
Deferred income taxes	452.0	446.1
Other liabilities	137.9	137.3
Total liabilities	4,123.2	4,112.6
Commitments and contingencies (Note 7)
Redeemable equity units	46.2	41.1
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,342.4	1,353.4
Accumulated deficit	(283.2)	(300.6)
Accumulated other comprehensive (loss) income	(3.7)	2.5
Total stockholders’ equity	1,055.5	1,055.3
Total liabilities, redeemable equity units and stockholders’ equity	$5,224.9	$5,209.0
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,056.6	$1,024.3
Cost of goods sold	744.0	726.8
Gross profit	312.6	297.5
Selling, general and administrative expenses	235.6	234.0
Operating income	77.0	63.5
Interest expense	(46.0)	(48.0)
Interest income	0.2	0.4
Other income (expense), net	(3.1)	23.0
Loss on extinguishment of debt	—	(2.0)
Income before income taxes	28.1	36.9
Income tax provision	(10.7)	(14.8)
Net income	$17.4	$22.1
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$17.4	$22.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(6.1)	(47.0)
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.6)	1.8
Reclassification of losses (gains) into earnings	0.2	(0.4)
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.3	0.3
Other comprehensive loss	(6.2)	(45.3)
Comprehensive income (loss)	$11.2	$(23.2)
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(in millions, except share data)
For the Three Months Ended March 31, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2013	1,000	$—	$1,353.4	$(300.6)	$2.5	$1,055.3
Capital distribution to parent for repurchase of equity units	—	—	(4.8)	—	—	(4.8)
Share-based compensation expense associated with our parent company equity plan	—	—	0.2	—	—	0.2
Reclassifications to redeemable equity units, net	—	—	(6.4)	—	—	(6.4)
Net income	—	—	—	17.4	—	17.4
Other comprehensive loss	—	—	—	—	(6.2)	(6.2)
Balance at March 31, 2014	1,000	$—	$1,342.4	$(283.2)	$(3.7)	$1,055.5
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17.4	$22.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.6	31.8
Net unrealized translation gain	(3.2)	(23.7)
Share-based compensation expense	0.2	0.2
Amortization of debt issuance costs	1.9	2.3
Deferred income tax (benefit) provision	(1.2)	1.5
Loss on extinguishment of debt	—	2.0
Other, net	1.5	0.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(48.8)	(37.0)
Inventories	4.2	(12.3)
Other current and non-current assets	0.7	(10.8)
Accounts payable	20.0	45.3
Other liabilities	(12.1)	(1.7)
Net cash provided by operating activities	15.2	20.5
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(14.8)	(2.3)
Capital expenditures	(6.6)	(17.6)
Net cash used in investing activities	(21.4)	(19.9)
Cash flows from financing activities:
Proceeds from debt	220.6	139.1
Repayment of debt	(206.6)	(125.4)
Net change in bank overdrafts	(15.1)	(229.3)
Net change in compensating cash balance	9.4	225.9
Proceeds from equity incentive plans	—	0.2
Repurchase of equity units	(4.8)	—
Repurchase of redeemable equity units	(1.5)	(2.2)
Debt issuance costs	(1.1)	(2.3)
Net cash provided by financing activities	0.9	6.0
Effect of exchange rate changes on cash	(0.1)	(2.8)
Net (decrease) increase in cash and cash equivalents	(5.4)	3.8
Cash and cash equivalents beginning of period	135.6	139.8
Cash and cash equivalents end of period	$130.2	$143.6
Supplemental disclosures of cash flow information:
Cash paid for interest	$56.5	$49.7
Cash paid for income taxes, net	5.7	6.7
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations
VWR offers a well-established distribution and services network that reaches thousands of specialized labs and facilities spanning the globe. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, which we acquire from a variety of sources including our branded and private label suppliers and our internal manufacturing operations. In addition, VWR further supports its customers by providing on-site services, storeroom management, product procurement, supply chain systems integration, cleanroom services, scientific services and technical services, including laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our extensive offerings are marketed to global, regional and local customers in support of research, production, healthcare and other scientific endeavors. We reach our customers through a global distribution network, providing distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers.
We report financial results on the basis of two reportable segments organized by geographical region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).

(2)	Basis of Presentation
Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 14.
The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
The Company believes that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements, footnotes and related disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Those audited consolidated financial statements include a summary of the Company’s significant accounting policies, to which there have been no material changes.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, expenses, income and loss during the reporting period. Actual results could differ significantly from those estimates.

(3)	Acquisitions
Our results of operations include the effects of certain business acquisitions noted below (the “Acquisitions”) as well as other miscellaneous acquisitions:

•
On March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments;

•	On December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and provider of cleanroom and industrial laundry services;

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany; and

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.
The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of CR Lab, UBI and TEK have been included in our Americas segment, and the results of Prolab and Basan UK have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment.
None of the Acquisitions had an individually material impact on our financial statements. The aggregate purchase price, net of cash acquired, for acquisitions made during 2014 was $14.8 million, comprised of $5.0 million of net tangible assets assumed, $5.0 million of intangible assets and a residual amount of $4.8 million allocated to goodwill. The weighted average life of intangible assets acquired during 2014 was 8.9 years.
The purchase price allocations for the acquisitions of UBI, TEK and Peqlab are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.
The following table presents unaudited supplemental pro-forma financial information as if the Acquisitions had occurred as of January 1, 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Net sales	$1,060.3	$1,040.7
Income before income taxes	28.2	37.6
These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2013, or of the future results of operations of the Company.

(4)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2013	$1,021.0	$905.5	$1,926.5
Acquisitions (Note 3)	0.8	3.4	4.2
Currency translation	(3.4)	1.1	(2.3)
Balance at March 31, 2014	$1,018.4	$910.0	$1,928.4
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,213.7	$195.3	$1,018.4	$1,216.3	$195.3	$1,021.0
EMEA-APAC	910.0	—	910.0	905.5	—	905.5
Total	$2,123.7	$195.3	$1,928.4	$2,121.8	$195.3	$1,926.5
The following table presents the components of other intangible assets (in millions):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,496.1	$499.6	$996.5	$1,494.2	$479.9	$1,014.3
Other	36.9	19.8	17.1	90.4	70.0	20.4
Total	1,533.0	519.4	1,013.6	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	687.4	—	687.4	689.8	—	689.8
Other intangible assets	$2,220.4	$519.4	$1,701.0	$2,274.4	$549.9	$1,724.5

(5)	Debt and Capital Lease Obligations
Our debt and capital lease obligations consist of: (1) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Secured Credit Facility”); (2) 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”); (3) 10.75% unsecured senior subordinated notes due 2017 (the “10.75% Senior Subordinated Notes”); (4) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (5) compensating cash balance, representing bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a bank; (6) capital lease obligations; and (7) other debt.

The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollar amounts in millions):

	March 31, 2014			December 31, 2013
	Interest Terms	Rate	Amount
Senior Secured Credit Facility:
Euro term loans	EURIBOR plus 3.50%	3.74%	$787.6	$789.1
U.S. dollar term loans	LIBOR plus 3.25%	3.40%	585.9	587.5
Multi-currency revolving loan facility	various rates	4.39%	27.2	12.6
Total Senior Secured Credit Facility			1,400.7	1,389.2
7.25% Senior Notes	fixed rate	7.25%	750.0	750.0
10.75% Senior Subordinated Notes	fixed rate	10.75%	533.5	533.4
A/R Facility	LIBOR plus 1.50%	1.66%	126.5	124.2
Compensating cash balance			16.5	25.9
Capital lease obligations			18.4	18.6
Other debt			14.6	13.1
Total debt and capital lease obligations			2,860.2	2,854.4
Current portion of debt and capital lease obligations			77.5	71.0
Debt and capital lease obligations, net of current portion			$2,782.7	$2,783.4
At March 31, 2014, we had $195.1 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less: (1) undrawn letters of credit outstanding of $19.0 million; and (2) outstanding borrowings of $27.2 million.
On January 29, 2014, we completed an amendment of our Senior Secured Credit Facility. Pursuant to that amendment, the Company obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans, proceeds from which were used to replace all outstanding term loans. The amendment lowered the interest rate margin we pay on the term loans between 75 and 100 basis points.

(6)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, capital lease obligations and foreign currency forward contracts. Our financial instruments are spread across a number of institutions, which reduces the risk of material non-performance.

(a)	Assets and Liabilities for which Fair Value is Disclosed
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, compensating cash balance, trade accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Credit Facility	$1,400.7	$1,402.3	$1,389.2	$1,400.4
7.25% Senior Notes	750.0	805.1	750.0	806.3
10.75% Senior Subordinated Notes	533.5	560.2	533.4	559.7

The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to the primarily short-term nature of those borrowings (Level 2 measurements).
We have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain business transactions. The notional value of foreign currency forward contracts was $111.7 million, and their fair value was immaterial, as of March 31, 2014.

(b)	Non-Recurring Fair Value Measurements
As discussed in Note 3, the Company acquired Peqlab on March 3, 2014 and determined that the aggregate fair value of acquired intangible assets, consisting of customer relationships and tradenames, was $5.0 million. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows (Level 3 measurements).

(7)	Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.6 million as of March 31, 2014.

(8)	Redeemable Equity Units
The equity units of our parent company that are purchased by management under share-based compensation programs contain a put option resulting in a repurchase obligation that is outside of our control. We therefore classify these equity units outside of permanent equity on our condensed consolidated balance sheets and value them at their estimated redemption value as of the balance sheet date.
The following table presents changes in the carrying value of redeemable equity units (in millions):

Balance at December 31, 2013	$41.1
Reclassifications from permanent equity, net	6.4
Reclassifications to accrued expenses upon notification of redemption	(1.3)
Balance at March 31, 2014	$46.2
As of March 31, 2014 and December 31, 2013, $1.2 million and $1.4 million, respectively, was included within other current liabilities in the accompanying balance sheets relating to committed repurchases of units by our parent company.

(9)	Restructuring Activities
In September 2013, we initiated a global restructuring program designed to enhance our interaction with customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). The Program involves transitioning the management of our European organization from a national to regional basis, refining customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, the Company will also exit a variety of relatively small distribution and other facilities in North America, Europe and Asia. We expect the Program will enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. All actions under the Program are expected to be completed in 2014.
During 2013, the Company recognized restructuring expenses under the Program of $32.5 million, of which $8.6 million related to the Americas segment and $23.9 million related to the EMEA-APAC segment. These expenses primarily related to severance and other employment-related costs and were included in selling, general and administrative (“SG&A”) expenses in our statements of operations. We expect that no additional charges will be incurred under the Program.
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2013	$18.4	$0.6	$19.0
Cash payments	(9.3)	—	(9.3)
Balance at March 31, 2014	$9.1	$0.6	$9.7

(10)	Benefit Programs
The Company sponsors various retirement and other benefit plans. Our significant benefit plans include a defined benefit plan in the United States (the “U.S. Retirement Plan”) and defined benefit plans in Germany, France and the UK (the “German, French and UK Plans”). The Company also sponsors certain other benefit plans applicable to both our U.S. and non-U.S. employees.
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended March 31,
	2014	2013
Service cost	$0.2	$0.2
Interest cost	2.4	2.2
Expected return on plan assets	(3.7)	(3.9)
Recognized net actuarial gain	(0.1)	—
Net periodic pension income	$(1.2)	$(1.5)
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended March 31,
	2014	2013
Service cost	$0.4	$0.3
Interest cost	1.7	1.5
Expected return on plan assets	(1.4)	(1.1)
Recognized net actuarial loss	0.5	0.5
Net periodic pension cost	$1.2	$1.2
The Company made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2014, and expects to make no contributions during the remainder of 2014. The Company made no contributions to the German, French and UK Plans during the three months ended March 31, 2014, and expects to make contributions of $0.4 million during the remainder of 2014.
In April 2014, certain eligible participants under the U.S. Retirement Plan were offered an opportunity to elect to receive their entire vested accrued benefit under the U.S. Retirement Plan in an immediate lump sum or an annuity. We expect this offer to expire and any payouts thereunder to occur in the second quarter of 2014.

(11)	Other Income (Expense), net
Other income (expense), net, consists of net foreign currency exchange gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro.

(12)	Income Taxes

(a)	Income Tax Provision
The tax provision recognized during the three months ended March 31, 2014 is primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax provision recognized during the three months ended March 31, 2013 is primarily the result of taxes on operating profits in our foreign operations and from domestic income, primarily attributable to our recognition of significant net exchange gains as well as from an increase in valuation allowances primarily attributable to our foreign operations.

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
During the three months ended March 31, 2014, our reserve for unrecognized tax benefits increased by $3.7 million primarily as a result of tax positions we expect to take or took across various jurisdictions. At March 31, 2014, our reserve for unrecognized tax benefits was $61.6 million, exclusive of interest and penalties. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(13)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5
Net unrealized loss arising during the period	(6.1)	(0.6)	—	(6.7)
Reclassification of realized losses into earnings	—	0.2	0.3	0.5
Balance at March 31, 2014	$7.2	$(2.5)	$(8.4)	$(3.7)
The following table presents reclassifications from accumulated other comprehensive income or loss into the components of earnings (in millions):

		Three Months Ended March 31,
	Component of Earnings	2014	2013
Derivative instruments:
Foreign currency forward contracts	Cost of goods sold	$0.2	$(1.1)
	Interest expense	0.2	0.3
	Loss on extinguishment of debt	—	0.4
	Income tax benefit	(0.2)	—
		$0.2	$(0.4)
Defined benefit plans:
Net actuarial loss	Selling, general and administrative expenses	$0.4	$0.5
	Income tax benefit	(0.1)	(0.2)
		$0.3	$0.3

The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended March 31,
	2014	2013
Derivative instruments:
Benefit (provision) arising during the period	$0.3	$(0.7)
Reclassification of benefit into earnings	(0.2)	—
Defined benefit plans:
Reclassification of benefit into earnings	(0.1)	(0.2)

(14)	Segment Financial Information
We report financial results on the basis of two reportable segments: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC segments are engaged in the distribution of laboratory and production supplies to customers in the pharmaceutical, biotechnology, medical device, chemical, technology, food processing, healthcare, mining and consumer products industries, as well as governmental agencies, universities and research institutes and environmental organizations, within their respective geographic regions.
Prior to January 1, 2014, we reported financial results on the basis of three reportable segments: Americas, Europe and Science Education. Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. Science Education no longer qualifies as a reportable segment because it has been fully integrated into our U.S. Lab and Distribution Services (“US Lab”) business. In addition, we realigned our operations throughout Asia Pacific under European leadership. We have recast all reportable segment financial data herein to conform to the current segment presentation.

(a)	Basis of Determining Segments
Our Company is comprised of three operating segments: (1) US Lab; (2) a collection of laboratory supply and other distribution businesses primarily operating in North, Central and South America (collectively, “Emerging Businesses”); and (3) EMEA-APAC. Our operating segments are differentiated by geographic dispersion, which corresponds to the manner in which our chief operating decision maker evaluates performance. We present two reportable segments because we have aggregated US Lab and Emerging Businesses into the Americas reportable segment due to their high degree of economic similarity.
Corporate costs are managed centrally and attributed to the Americas segment.

(b)	Segment Financial Information
The following table presents selected reportable segment financial information (in millions):

	Three Months Ended March 31,
	2014	2013
Net sales:
Americas	$568.4	$579.8
EMEA-APAC	488.2	444.5
Total	$1,056.6	$1,024.3
Operating income:
Americas	$29.6	$25.2
EMEA-APAC	47.4	38.3
Total	$77.0	$63.5
Inter-segment activity has been eliminated; therefore, net sales reported for each reportable segment are substantially all from external customers.

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

Condensed Consolidating Balance Sheets
March 31, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$—	$1.8	$128.4	$—	$130.2
Compensating cash balance	—	—	16.5	—	16.5
Trade accounts receivable, net	—	6.9	628.5	—	635.4
Inventories	—	165.6	201.7	—	367.3
Other current assets	0.1	28.8	66.4	—	95.3
Intercompany receivables	75.0	479.4	14.2	(568.6)	—
Total current assets	75.1	682.5	1,055.7	(568.6)	1,244.7
Property and equipment, net	—	116.3	128.1	—	244.4
Goodwill	—	917.3	1,011.1	—	1,928.4
Other intangible assets, net	—	933.3	767.7	—	1,701.0
Investment in subsidiaries	2,990.1	1,972.4	—	(4,962.5)	—
Other assets	223.4	63.7	21.2	(201.9)	106.4
Intercompany loans	1,028.2	80.3	502.0	(1,610.5)	—
Total assets	$4,316.8	$4,765.8	$3,485.8	$(7,343.5)	$5,224.9
Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$41.4	$1.1	$35.0	$—	$77.5
Accounts payable	—	232.8	245.0	—	477.8
Other current liabilities	6.7	50.1	138.5	—	195.3
Intercompany payables	0.1	33.9	534.6	(568.6)	—
Total current liabilities	48.2	317.9	953.1	(568.6)	750.6
Debt and capital lease obligations, net of current portion	2,642.9	0.8	139.0	—	2,782.7
Deferred income taxes	—	430.8	223.1	(201.9)	452.0
Other long-term liabilities	0.2	26.5	111.2	—	137.9
Intercompany loans	523.8	1,000.5	86.2	(1,610.5)	—
Total liabilities	3,215.1	1,776.5	1,512.6	(2,381.0)	4,123.2
Redeemable equity units	46.2	—	—	—	46.2
Total stockholders’ equity	1,055.5	2,989.3	1,973.2	(4,962.5)	1,055.5
Total liabilities, redeemable equity units and stockholders’ equity	$4,316.8	$4,765.8	$3,485.8	$(7,343.5)	$5,224.9

Condensed Consolidating Balance Sheets
December 31, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$133.1	$—	$135.6
Compensating cash balance	—	—	25.9	—	25.9
Trade accounts receivable, net	—	6.8	578.8	—	585.6
Inventories	—	158.9	206.2	—	365.1
Other current assets	0.8	30.8	72.0	—	103.6
Intercompany receivables	67.0	434.6	5.9	(507.5)	—
Total current assets	67.8	633.6	1,021.9	(507.5)	1,215.8
Property and equipment, net	—	118.6	129.0	—	247.6
Goodwill	—	916.5	1,010.0	—	1,926.5
Other intangible assets, net	—	944.6	779.9	—	1,724.5
Investment in subsidiaries	2,954.6	1,955.7	—	(4,910.3)	—
Other assets	234.0	58.4	14.2	(212.0)	94.6
Intercompany loans	1,028.1	92.3	464.8	(1,585.2)	—
Total assets	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0
Liabilities, Redeemable Equity Units and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital lease obligations	$26.8	$1.1	$43.1	$—	$71.0
Accounts payable	—	220.9	241.8	—	462.7
Other current liabilities	19.4	54.8	137.9	—	212.1
Intercompany payables	0.1	23.9	483.5	(507.5)	—
Total current liabilities	46.3	300.7	906.3	(507.5)	745.8
Debt and capital lease obligations, net of current portion	2,645.8	0.7	136.9	—	2,783.4
Deferred income taxes	—	438.2	219.9	(212.0)	446.1
Other liabilities	0.2	25.8	111.3	—	137.3
Intercompany loans	495.8	1,000.5	88.9	(1,585.2)	—
Total liabilities	3,188.1	1,765.9	1,463.3	(2,304.7)	4,112.6
Redeemable equity units	41.1	—	—	—	41.1
Total stockholders’ equity	1,055.3	2,953.8	1,956.5	(4,910.3)	1,055.3
Total liabilities, redeemable equity units and stockholders’ equity	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$505.5	$562.3	$(11.2)	$1,056.6
Cost of goods sold	—	373.6	381.6	(11.2)	744.0
Gross profit	—	131.9	180.7	—	312.6
Selling, general and administrative expenses	0.8	111.7	139.1	(16.0)	235.6
Operating (loss) income	(0.8)	20.2	41.6	16.0	77.0
Interest expense, net of interest income	(36.2)	(7.5)	(2.1)	—	(45.8)
Other income (expense), net	(0.1)	6.0	7.0	(16.0)	(3.1)
(Loss) income before income taxes and equity in earnings of subsidiaries	(37.1)	18.7	46.5	—	28.1
Income tax benefit (provision)	13.1	(8.1)	(15.7)	—	(10.7)
Equity in earnings of subsidiaries, net of tax	41.4	30.8	—	(72.2)	—
Net income	$17.4	$41.4	$30.8	$(72.2)	$17.4

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$506.8	$529.9	$(12.4)	$1,024.3
Cost of goods sold	—	379.8	359.4	(12.4)	726.8
Gross profit	—	127.0	170.5	—	297.5
Selling, general and administrative expenses	0.9	113.1	136.0	(16.0)	234.0
Operating (loss) income	(0.9)	13.9	34.5	16.0	63.5
Interest expense, net of interest income	(37.1)	(7.0)	(3.5)	—	(47.6)
Other income (expense), net	25.6	10.2	3.2	(16.0)	23.0
Loss on extinguishment of long-term debt	(2.0)	—	—	—	(2.0)
(Loss) income before income taxes and equity in earnings of subsidiaries	(14.4)	17.1	34.2	—	36.9
Income tax benefit (provision)	4.9	(8.9)	(10.8)	—	(14.8)
Equity in earnings of subsidiaries, net of tax	31.6	23.4	—	(55.0)	—
Net income	$22.1	$31.6	$23.4	$(55.0)	$22.1

Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended March 31, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$17.4	$41.4	$30.8	$(72.2)	$17.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(6.1)	(6.1)	(6.1)	12.2	(6.1)
Derivative instruments:
Net unrealized loss arising during the period	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Reclassification of losses into earnings	0.2	0.1	0.1	(0.2)	0.2
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.3	0.3	0.3	(0.6)	0.3
Other comprehensive loss	(6.2)	(6.3)	(6.3)	12.6	(6.2)
Comprehensive income	$11.2	$35.1	$24.5	$(59.6)	$11.2

Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended March 31, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$22.1	$31.6	$23.4	$(55.0)	$22.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(47.0)	(47.0)	(47.0)	94.0	(47.0)
Derivative instruments:
Net unrealized gain arising during the period	1.8	1.8	1.8	(3.6)	1.8
Reclassification of gains into earnings	(0.4)	(0.8)	(0.8)	1.6	(0.4)
Defined benefit plans:
Reclassification of actuarial losses into earnings	0.3	0.3	0.3	(0.6)	0.3
Other comprehensive loss	(45.3)	(45.7)	(45.7)	91.4	(45.3)
Comprehensive loss	$(23.2)	$(14.1)	$(22.3)	$36.4	$(23.2)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(50.3)	$18.0	$47.5	$—	$15.2
Cash flows from investing activities:
Intercompany investing transactions	46.7	36.5	—	(83.2)	—
Acquisitions of businesses	—	—	(14.8)	—	(14.8)
Capital expenditures	—	(3.0)	(3.6)	—	(6.6)
Net cash provided by (used in) investing activities	46.7	33.5	(18.4)	(83.2)	(21.4)
Cash flows from financing activities:
Intercompany financing transactions	—	(46.7)	(36.5)	83.2	—
Proceeds from debt	199.8	0.1	20.7	—	220.6
Repayment of debt	(188.8)	—	(17.8)	—	(206.6)
Other financing activities, net	(7.4)	(5.6)	(0.1)	—	(13.1)
Net cash provided by (used in) financing activities	3.6	(52.2)	(33.7)	83.2	0.9
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Net decrease in cash and cash equivalents	—	(0.7)	(4.7)	—	(5.4)
Cash and cash equivalents beginning of period	—	2.5	133.1	—	135.6
Cash and cash equivalents end of period	$—	$1.8	$128.4	$—	$130.2

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(41.6)	$12.0	$50.1	$—	$20.5
Cash flows from investing activities:
Intercompany investing transactions	30.1	35.2	—	(65.3)	—
Acquisitions of businesses	—	—	(2.3)	—	(2.3)
Capital expenditures	—	(4.4)	(13.2)	—	(17.6)
Net cash provided by (used in) investing activities	30.1	30.8	(15.5)	(65.3)	(19.9)
Cash flows from financing activities:
Intercompany financing transactions	—	(30.1)	(35.2)	65.3	—
Proceeds from debt	124.2	—	14.9	—	139.1
Repayment of debt	(107.8)	—	(17.6)	—	(125.4)
Other financing activities, net	(4.3)	(3.2)	(0.2)	—	(7.7)
Net cash provided by (used in) financing activities	12.1	(33.3)	(38.1)	65.3	6.0
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Net increase (decrease) in cash and cash equivalents	0.6	9.5	(6.3)	—	3.8
Cash and cash equivalents beginning of period	1.2	3.3	135.3	—	139.8
Cash and cash equivalents end of period	$1.8	$12.8	$129.0	$—	$143.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	our ability to consummate and integrate potential acquisitions;

•	the effect of political, economic, credit and financial market conditions, inflation and interest rates worldwide;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;

•	our ability to pass through or absorb cost increases from our suppliers;

•	increased competition from other companies in our industry and our ability to retain or increase our market shares in the principal geographical areas in which we operate;

•	foreign currency exchange rate fluctuations; and

•	our ability to generate sufficient funds to meet our debt obligations, capital expenditure requirements, ongoing operating costs, acquisition financing and working capital needs.
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
The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements” in this Quarterly Report on Form 10-Q and with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview
VWR offers a well-established distribution and services network that reaches thousands of specialized labs and facilities spanning the globe. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, which we acquire from a variety of sources including our branded and private label suppliers and our internal manufacturing operations. In addition, VWR further supports its customers by providing on-site services, storeroom management, product procurement, supply chain systems integration, cleanroom services, scientific services and technical services, including laboratory and furniture design, supply and installation. Our extensive offerings are marketed to global, regional and local customers in support of research, production, healthcare and other scientific endeavors. We reach our customers through a global distribution network, providing distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers.
We report financial results on the basis of two reportable segments organized by geographical region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).
Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all segment financial data herein to conform to the current segment presentation. For more information, see Note 14 in Part I, Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q.
The following table presents a summary of our consolidated results of operations (in millions):

	Three Months Ended March 31,
			Reported Change
	2014	2013	Amount	%
Net sales	$1,056.6	$1,024.3	$32.3	3.2%
Operating income	77.0	63.5	13.5	21.3%
Net income	17.4	22.1	(4.7)	(21.3)%
Adjusted EBITDA(1)	111.7	96.2	15.5	16.1%
Adjusted EBITDA(1) as a percentage of net sales	10.6%	9.4%	120	basis points

(1)
Adjusted EBITDA is a non-GAAP financial measurement. See the sections entitled “Key Indicators of Performance and Financial Condition” and “Results of Operations – Adjusted EBITDA” for more information and a reconciliation from net income, the most directly comparable GAAP-based measurement.

Our consolidated results of operations as summarized in the table above were impacted, in particular, by the following factors:

•
Our sales volume increased, and our profitability improved. Sales volume increased overall driven by stronger market conditions in Europe, which more than offset unfavorable weather conditions in the United States. Profitability improved due to more efficient pricing and because of cost reductions realized from our 2013 global restructuring program;

•	The acquisitions of certain businesses improved our reported growth;

•
The translation of our foreign operating results into U.S. dollars improved our reported growth because generally foreign currencies, particularly the euro, were stronger compared to the U.S. dollar; and

•
The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet causes us to report significant net currency translation gains or losses within other income (expense), net, which negatively impacted our net income in the 2014 period and favorably impacted net income in the 2013 period.

During September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses. We expect to realize cost savings of approximately $38 million from this program when fully implemented, of which we expect approximately $25 million will be realized during the remainder of 2014.
Merck KGaA and its affiliates (“Merck KGaA”) comprise one of our major suppliers of chemicals and other products, supplying products that accounted for approximately 10% of our consolidated net sales during 2013. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these new agreements are less favorable to us than our existing agreements; however, we expect that the annualized impact to operating income, net income and Adjusted EBITDA will be more than offset by savings generated from our 2013 global restructuring program.
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
Foreign Currency
We maintain operations primarily in North America and in Europe. Approximately one half of our net sales originate in currencies other than the U.S. dollar, principally the euro, the British pound sterling, the Canadian dollar and the Swiss franc. As a result, changes in our reported results include the impact of changes in foreign currency exchange rates. Our presentation of results from comparable operations in the following discussion and analysis excludes the impact of fluctuations in foreign exchange rates. We calculate the approximate impact of changes in foreign exchange rates by comparing our current period results derived using current period average exchange rates to our current period results recalculated using average foreign exchange rates in effect during the comparable prior period(s). We believe that removing the impact of fluctuations in foreign exchange rates provides a useful means to evaluate our operating performance.
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
Acquisitions
Our results of operations include the effects of certain business acquisitions noted below (the “Acquisitions”) as well as other miscellaneous acquisitions:

•
On March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments;

•	On December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and services and provider of cleanroom and industrial laundry services;

•	On July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	On April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	On April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany; and

•	On March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in Costa Rica (“CR Lab”). CR Lab is based in the Republic of Costa Rica.

The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of CR Lab, UBI and TEK have been included in our Americas segment, and the results of Prolab and Basan UK have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment.
Our presentation of results from comparable operations in the following discussion and analysis excludes the contribution from acquisitions to the extent such contributions were not present in the comparable period, which we believe provides a useful means to evaluate our operating performance.
Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators at the consolidated level and, in certain cases, at the segment level. As appropriate, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
The key indicators that we monitor are as follows:

•
Net sales and operating income, on both a reported and comparable operations basis, which we discuss on both a consolidated basis and at the segment level in the section entitled “Results of Operations;”

•	Gross profit as a percentage of net sales (“gross margin”), which we discuss on a consolidated basis in the section entitled “Results of Operations;”

•	Cash flows, particularly cash flows from operating activities, which we discuss in the section entitled “Liquidity and Capital Resources” under the subheading “Historical Cash Flows;”

•
Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), on both a reported and comparable operations basis, and Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA is a non-GAAP financial measurement and a key performance indicator used by our creditors, investors and management to measure and evaluate our operating performance. Our calculation of Adjusted EBITDA eliminates the effect of charges primarily associated with financing decisions, tax regulations and capital investments, and includes certain other adjustments. A reconciliation of Adjusted EBITDA from net income, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes in Adjusted EBITDA are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA;” and

•
Net Debt and Net Leverage, which are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to measure and evaluate our financial condition and more generally to monitor our continuing ability to service debt. Our calculation of Net Debt reduces our total debt by the amount of cash and cash equivalents on hand as well as by our compensating cash balance. Net Leverage is calculated by dividing our Net Debt by our Adjusted EBITDA for the latest twelve-month period (“LTM”, together “LTM Adjusted EBITDA”). A reconciliation of Net Debt from total debt and capital lease obligations, the most directly comparable GAAP-based financial measurement, and the calculation of Net Leverage is included in the section entitled “Liquidity and Capital Resources” under the subheading “Net Debt and Net Leverage.”

Results of Operations
Net Sales
The following table presents net sales and net sales changes by reportable segment (in millions):

	Three Months Ended March 31,
					Components of Reported Change
			Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$568.4	$579.8	$(11.4)	(2.0)%	$(6.4)	$10.6	$(15.6)	(2.7)%
EMEA-APAC	488.2	444.5	43.7	9.8%	15.5	5.2	23.0	5.2%
Total	$1,056.6	$1,024.3	$32.3	3.2%	$9.1	$15.8	$7.4	0.7%
Net sales from comparable operations for the three months ended March 31, 2014 increased $7.4 million or 0.7% compared to the prior period. The increase in net sales from comparable operations was primarily due to volume improvements in our EMEA-APAC segment, driven by strengthening market conditions, partially offset by volume declines in the Americas primarily due to unfavorable weather conditions in the United States.
Net sales from comparable operations in our Americas segment for the three months ended March 31, 2014 decreased $15.6 million or 2.7% compared to the prior period. Collectively, net sales to pharmaceutical, biotechnology and industrial customers were flat, while net sales to educational and governmental customers decreased by high single-digit rates. Net sales of consumables were flat, while sales of capital goods declined by high single-digit rates.
Net sales from comparable operations in our EMEA-APAC segment for the three months ended March 31, 2014 increased $23.0 million or 5.2% compared to the prior period. Net sales improved across customer and product groups by mid single-digit rates.
Gross Profit
The following table presents gross profit, gross profit changes and gross profit as a percentage of net sales (in millions):

	Three Months Ended March 31,
					Components of Reported Change
			Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$312.6	$297.5	$15.1	5.1%	$3.6	$5.3	$6.2	2.1%
Gross margin	29.6%	29.0%	60	basis points
Gross profit from comparable operations for the three months ended March 31, 2014 increased $6.2 million or 2.1% compared to the prior period. The improvement was driven by higher overall sales volume and improved gross margin.
Gross margin for the three months ended March 31, 2014 was 29.6%, a 60 basis point increase compared to the prior period. The improvement in gross margin performance was positively influenced by efficient pricing and a more favorable product and customer mix, particularly in the Americas. In addition, sales of private-label products increased faster than sales of branded products, thereby positively influencing gross margin.
In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA in Europe, the economics of which are less favorable to us than our existing agreements.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses, changes in SG&A expenses and SG&A expenses as a percentage of net sales (in millions):

	Three Months Ended March 31,
					Components of Reported Change
			Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$235.6	$234.0	$1.6	0.7%	$1.9	$4.0	$(4.3)	(1.8)%
SG&A expenses as a percentage of net sales	22.3%	22.8%	(50)	basis points
SG&A expenses from comparable operations for the three months ended March 31, 2014 decreased $4.3 million or 1.8% compared to the prior period. The decrease was primarily attributable to lower overall personnel costs in the 2014 period resulting from our 2013 global restructuring program and the absence of a $1.4 million severance charge associated with an executive departure recognized in the 2013 period, partially offset by a $2.8 million increase in depreciation and amortization.
During September 2013, we initiated a global restructuring program from which we expect to realize approximately $25 million of additional cost savings during the remainder of 2014.
Operating Income
The following table presents operating income and operating income changes by reportable segment (in millions):

	Three Months Ended March 31,
					Components of Reported Change
			Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$29.6	$25.2	$4.4	17.5%	$0.2	$0.8	$3.4	13.5%
EMEA-APAC	47.4	38.3	9.1	23.8%	1.5	0.5	7.1	18.5%
Total	$77.0	$63.5	$13.5	21.3%	$1.7	$1.3	$10.5	16.5%
Operating income from comparable operations for the three months ended March 31, 2014 increased $10.5 million or 16.5% compared to the prior period. The increase in operating income was driven by higher gross profit of $6.2 million and lower SG&A expenses of $4.3 million.
Operating income from comparable operations in our Americas segment for the three months ended March 31, 2014 increased $3.4 million or 13.5% compared to the prior period. The increase in operating income was primarily the result of decreased SG&A expenses of $4.3 million, primarily attributable to cost reductions from our 2013 global restructuring program.
Operating income from comparable operations in our EMEA-APAC segment for the three months ended March 31, 2014 increased approximately $7.1 million or 18.5% compared to the prior period. The increase in operating income resulted from increased gross profit of $7.1 million, due primarily to higher sales volume.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, was $45.8 million and $47.6 million during the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily attributable to savings associated with a recent refinancing of our Senior Secured Credit Facility, lower average borrowings under our multi-currency revolving loan facility and a reduction in amortization of deferred debt issuance costs.
Other Income (Expense), Net
Other income (expense), net, was $(3.1) million and $23.0 million during the three months ended March 31, 2014 and 2013, respectively, and consists of net foreign currency exchange gains and losses.
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
Loss on Extinguishment of Debt
In connection with an amendment of our Senior Secured Credit Facility on January 31, 2013, the Company recognized a loss on the extinguishment of debt of $2.0 million representing the write-off of unamortized deferred financing costs.
Income Taxes
During the three months ended March 31, 2014 and 2013 we recognized an income tax provision of $10.7 million and $14.8 million, respectively.
The tax provision recognized during the three months ended March 31, 2014 is primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax provision recognized during the three months ended March 31, 2013 is primarily the result of taxes on operating profits in our foreign operations and from domestic income, primarily attributable to our recognition of significant net exchange gains, as well as from an increase in valuation allowances primarily attributable to our foreign operations.
Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains and losses in our operating results. See Note 11 in Item 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a description of common differences between our tax provision calculated using the statutory U.S. federal income tax rate and our reported tax provision and for a description of changes in our uncertain tax positions.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measurement used by our creditors, investors and management to measure and evaluate our operating performance. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measure as discussed previously in the section entitled “Key Indicators of Performance and Financial Condition.”
The following table presents Adjusted EBITDA, changes in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales (in millions):

	Three Months Ended March 31,
					Components of Reported Change
			Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Adjusted EBITDA	$111.7	$96.2	$15.5	16.1%	$1.9	$1.9	$11.7	12.2%
Adjusted EBITDA as a percentage of net sales	10.6%	9.4%	120	basis points
Adjusted EBITDA from comparable operations for the three months ended March 31, 2014 increased approximately $11.7 million or 12.2% compared to the prior period. The increase was primarily attributable to the increase in comparable operating income discussed previously.
The following table presents the reconciliation of Adjusted EBITDA from net income (in millions):

	Three Months Ended March 31,
	2014	2013
Net income	$17.4	$22.1
Income tax provision	10.7	14.8
Interest expense, net of interest income	45.8	47.6
Depreciation and amortization	34.6	31.8
Net unrealized translation gain	(3.2)	(23.7)
Net realized transaction loss	6.2	—
Loss on extinguishment of debt	—	2.0
Charges associated with an executive departure	—	1.4
Share-based compensation expense	0.2	0.2
Adjusted EBITDA	$111.7	$96.2

Liquidity and Capital Resources
On June 29, 2007, we were acquired by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”) pursuant to a merger. As a result of the merger, we became controlled by private equity funds managed by Madison Dearborn and incurred a significant amount of debt. Since that time, we have taken a number of actions to address pending maturity dates on our indebtedness and to take advantage of strong debt markets. We had $2,860.2 million of outstanding indebtedness as of March 31, 2014. We continue to monitor the capital markets for refinancing opportunities.
As of March 31, 2014, we had $130.2 million of cash and cash equivalents on hand, and we had aggregate unused availability of $195.1 million under our multi-currency revolving loan facility and our A/R Facility. Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three months ended March 31, 2014 and 2013, were $160.9 million and $255.3 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.
Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of March 31, 2014, $122.9 million of our $130.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.
Beginning June 30, 2013, the Company, at its option, is able to redeem some or all of the Senior Subordinated Notes at any time at 102.6875% of their aggregate principal amount, plus accrued interest to the repurchase date. This redemption price will be reduced to 100% of their aggregate principal amount, plus accrued interest, beginning on June 30, 2014. The Company is required to offer to purchase the Senior Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest, if it experiences specific kinds of changes in control. We continually monitor the capital markets to determine whether the Senior Subordinated Notes should be redeemed prior to maturity; however, we have made no determination regarding redemption at this time.
Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our credit facilities will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity, although no assurance can be given in this regard. The majority of our long-term debt obligations will mature during 2016 and 2017. We intend to reduce our Net Leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
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

Net Debt and Net Leverage
Net Debt is a non-GAAP financial measurement, and Net Leverage is a measurement based upon other non-GAAP financial measurements. These measurements are used by our creditors, investors and management to measure and evaluate our financial condition and more generally to monitor our continuing ability to service debt. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measure as discussed previously in the section entitled “Key Indicators of Performance and Financial Condition.”
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollar amounts in millions):

	March 31, 2014		December 31, 2013		March 31, 2013
Total debt and capital lease obligations	$2,860.2		$2,854.4		$2,906.3
Less:
Cash and cash equivalents	130.2		135.6		143.6
Compensating cash balance	16.5		25.9		21.0
Net Debt	2,713.5		2,692.9		2,741.7
LTM Adjusted EBITDA	434.0		418.5		395.7
Net Leverage	6.3	X	6.4	X	6.9	X
The decreases in Net Leverage at March 31, 2014 compared to prior periods was primarily attributable to increases in LTM Adjusted EBITDA, due to the increases in operating income discussed previously.
The following table presents the reconciliation of LTM Adjusted EBITDA from net income (in millions):

	Twelve Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Net income	$9.4	$14.1	$27.4
Interest expense, net of interest income	188.9	190.7	198.8
Income tax provision	4.3	8.4	21.9
Depreciation and amortization	132.8	130.0	127.7
Share-based compensation expense	0.6	0.6	0.8
Net unrealized translation loss (gain)	62.1	41.6	(31.6)
Net realized transaction loss (gain)	2.6	(3.6)	—
Debt refinancing fees and extinguishment losses	—	2.0	28.2
Charges associated with executive departures	0.8	2.2	7.6
Charges associated with restructurings and other cost reduction initiatives	32.5	32.5	16.9
Gains from changes in the estimated fair value of contingent consideration	—	—	(2.0)
LTM Adjusted EBITDA	$434.0	$418.5	$395.7

Indebtedness
On January 29, 2014, we completed an amendment of our Senior Secured Credit Facility. Pursuant to that amendment, the Company obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans, proceeds from which were used to replace all outstanding term loans. The amendment lowered the interest rate margin we pay on the term loans between 75 and 100 basis points.
The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants and includes a financial maintenance covenant for the benefit of lenders under our multi-currency revolving loan facility requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facility) of not more than 5.50:1.00. The indentures governing the 7.25% Senior Notes and Senior Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if the Company’s available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain termination events that we also consider usual and customary. As of March 31, 2014, the Company was in compliance with all of its covenants.
Historical Cash Flows
The following table presents a summary of cash flows provided by (used in) operating, investing and financing activities (in millions):

	Three Months Ended March 31,
	2014	2013	Reported Change
Cash flows from operating activities:
Working capital changes, net	$(36.0)	$(16.5)	$(19.5)
Other operating activities	51.2	37.0	14.2
Cash flows from operating activities	15.2	20.5	(5.3)
Cash flows from investing activities	(21.4)	(19.9)	(1.5)
Cash flows from financing activities	0.9	6.0	(5.1)
Operating Activities
Cash flows from operating activities for the three months ended March 31, 2014 decreased $5.3 million compared to the prior period. Cash flows from working capital changes decreased by $19.5 million and were largely offset by cash flows from other operating activities, which improved by $14.2 million.
The net decrease in cash flows from working capital changes was caused by comparatively lower cash flows from trade accounts receivable, accounts payable and other liabilities, partially offset by improved cash flows from inventories and other assets:

•
Cash flows from changes in trade accounts receivable decreased by $11.8 million which was attributable to our sales growth in the latter part of the 2014 period, which exceeded the rate of growth in the prior period;

•
Cash flows from changes in accounts payable decreased by $25.3 million. The decrease was attributable to comparatively higher purchases of goods in the 2013 period while maintaining consistent inventory levels year-over-year. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with trade accounts payable and other liabilities from period to period;

•
Cash flows from other liabilities decreased by $10.4 million, which was attributable to higher cash payments in the 2014 period associated with interest as well as our restructuring programs and other cost reduction initiatives. We paid cash interest of $56.5 million and $49.7 million during the three months ended March 31, 2014 and 2013, respectively. Cash paid for interest was higher in the 2014 period because the 2013 period excluded $9.6 million of interest on our Senior Subordinated Notes that was paid in the second quarter of 2013; and

•
Cash flows from changes in inventories and other assets increased by $16.5 million and $11.5 million, respectively. The increase from changes in inventories was due to a stabilization of inventory levels in the 2014 period following an expansion of inventories during 2013 period, including the addition of private label products and having reflected our expectation of improving sales performance for the rest of 2013. The increase from changes in other assets was primarily due to the timing of prepaid expenses.

The improvement in cash flows from other operating activities was primarily attributable to our growth in cash profitability. For example, Adjusted EBITDA, which excludes a number of non-cash charges, increased by $15.5 million compared to the prior period.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 increased $1.5 million compared to the prior period. During the three months ended March 31, 2014 and 2013, we funded the acquisitions of Peqlab and CR Lab, respectively. Increased funding of acquisitions during the 2014 period were substantially offset by lower capital expenditures, reflecting an incremental investment in our Bruchsal, Germany facility during the 2013 period. We anticipate approximately $35 million of capital expenditures for the year ended December 31, 2014.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014 decreased $5.1 million compared to the prior period. The net decrease was primarily attributable to our funding the repurchase of equity units.
Contractual Obligations; Off-Balance Sheet Arrangements; Critical Accounting Policies and Estimates
There have been no material changes to the information disclosed for contractual obligations, off-balance sheet arrangements and critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
There were no recently issued accounting pronouncements that significantly affected our financial statements, or any yet-to-be adopted accounting standards that, when adopted, are expected to materially affect our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of changes in interest rates and foreign currency exchange rates. Refer to Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2013 for the Company’s quantitative and qualitative disclosures about market risk. There was no material change in such information as of March 31, 2014.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 7 in Part I, Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q, which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 that could affect our business, results of operations and financial condition.

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
Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 4, 2014
10.2	Amendment No. 2 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.3	Amendment No. 3 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.4	Amendment No. 4 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.5	Amendment No. 5 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR FUNDING, INC.

Date: May 14, 2014	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing
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
Previously filed as Exhibit 10.1 to Current Report on Form 8-K on February 4, 2014
10.2	Amendment No. 2 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.3	Amendment No. 3 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.4	Amendment No. 4 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
10.5	Amendment No. 5 to the VWR International, LLC Amended and Restated Retirement Plan	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith