Form 10-Q
period 2014-06-30
VWR Funding, Inc.
filed 2014-08-14
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-124100

VWR FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State of incorporation)	(I.R.S. Employer Identification No.)
Radnor Corporate Center
Building One, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at August 14, 2014 was 1,000.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$151.6	$135.6
Compensating cash balance	17.0	25.9
Trade accounts receivable, net of reserves of $14.4 and $14.8, respectively	635.1	585.6
Other receivables	47.0	68.5
Inventories	391.7	365.1
Other current assets	44.0	35.1
Total current assets	1,286.4	1,215.8
Property and equipment, net	243.6	247.6
Goodwill	1,929.7	1,926.5
Other intangible assets, net	1,680.9	1,724.5
Other assets	115.3	94.6
Total assets	$5,255.9	$5,209.0
Liabilities, Redeemable Equity and Stockholder’s Equity
Current liabilities:
Current portion of debt and capital lease obligations	$60.3	$71.0
Accounts payable	484.4	462.7
Other current liabilities	224.7	212.1
Total current liabilities	769.4	745.8
Debt and capital lease obligations, net of current portion	2,784.3	2,783.4
Deferred income taxes	446.6	446.1
Other liabilities	140.9	137.3
Total liabilities	4,141.2	4,112.6
Commitments and contingencies (Note 8)
Redeemable equity	52.7	41.1
Stockholder’s equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,334.6	1,353.4
Accumulated deficit	(266.6)	(300.6)
Accumulated other comprehensive (loss) income	(6.0)	2.5
Total stockholder’s equity	1,062.0	1,055.3
Total liabilities, redeemable equity and stockholder’s equity	$5,255.9	$5,209.0
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,102.7	$1,049.0	$2,159.3	$2,073.3
Cost of goods sold	791.4	753.4	1,535.4	1,480.2
Gross profit	311.3	295.6	623.9	593.1
Selling, general and administrative expenses	249.3	232.0	484.9	466.0
Operating income	62.0	63.6	139.0	127.1
Interest expense	(45.1)	(47.8)	(91.1)	(95.8)
Interest income	0.2	0.4	0.4	0.8
Other income (expense), net	8.3	(15.9)	5.2	7.1
Loss on extinguishment of debt	—	—	—	(2.0)
Income before income taxes	25.4	0.3	53.5	37.2
Income tax provision	(8.8)	(3.9)	(19.5)	(18.7)
Net income (loss)	$16.6	$(3.6)	$34.0	$18.5
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$16.6	$(3.6)	$34.0	$18.5
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(1.5)	9.6	(7.6)	(37.4)
Derivative instruments:
Net unrealized (loss) gain arising during the period	(0.3)	1.7	(0.9)	3.5
Reclassification of net (gain) loss into earnings	—	(1.2)	0.2	(1.6)
Defined benefit plans:
Net unrealized gain arising during the period	3.7	—	3.7	—
Reclassification of net (gain) loss into earnings	(4.2)	0.4	(3.9)	0.7
Other comprehensive (loss) income	(2.3)	10.5	(8.5)	(34.8)
Comprehensive income (loss)	$14.3	$6.9	$25.5	$(16.3)
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Equity and Stockholder’s Equity (Unaudited)
(in millions, except share data)

	Redeemable Equity	Stockholder’s Equity
		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2013	$41.1	1,000	$—	$1,353.4	$(300.6)	$2.5	$1,055.3
Capital distributions to VWR Corporation related to VWR Holdings’ equity	(2.7)	—	—	(4.8)	—	—	(4.8)
Share-based compensation expense related to VWR Holdings’ equity plan	—	—	—	0.4	—	—	0.4
Reclassifications to state redeemable equity at redemption value	14.4	—	—	(14.4)	—	—	(14.4)
Reclassification to other current liabilities for redeemable equity	(0.1)	—	—	—	—	—	—
Net income	—	—	—	—	34.0	—	34.0
Other comprehensive loss	—	—	—	—	—	(8.5)	(8.5)
Balance at June 30, 2014	$52.7	1,000	$—	$1,334.6	$(266.6)	$(6.0)	$1,062.0
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34.0	$18.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.3	63.8
Net unrealized translation gain	(6.7)	(7.6)
Impairment of goodwill	11.3	—
Share-based compensation expense related to VWR Holdings’ equity plan	0.4	0.3
Amortization of debt issuance costs	3.7	3.8
Deferred income tax benefit	(8.6)	(7.0)
Loss on extinguishment of debt	—	2.0
Other, net	0.8	0.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(43.8)	(20.5)
Inventories	(20.2)	(26.2)
Other current assets and other assets	(0.5)	(11.6)
Accounts payable	19.7	50.1
Other current liabilities and other liabilities	12.1	27.3
Net cash provided by operating activities	68.5	93.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(28.1)	(9.1)
Capital expenditures	(15.1)	(25.2)
Net cash used in investing activities	(43.2)	(34.3)
Cash flows from financing activities:
Proceeds from debt	362.0	195.0
Repayment of debt	(359.9)	(229.6)
Net change in bank overdrafts	(11.4)	(229.6)
Net change in compensating cash balance	8.9	223.9
Capital contributions from VWR Corporation related to VWR Holdings’ equity plan	—	0.3
Capital distributions to VWR Corporation related to VWR Holdings’ equity	(7.5)	(5.1)
Debt issuance costs	(1.1)	(2.3)
Net cash used in financing activities	(9.0)	(47.4)
Effect of exchange rate changes on cash	(0.3)	(3.5)
Net increase in cash and cash equivalents	16.0	8.5
Cash and cash equivalents at beginning of period	135.6	139.8
Cash and cash equivalents at end of period	$151.6	$148.3
Supplemental disclosures of cash flow information:
Cash paid for interest	$84.5	$81.6
Cash paid for income taxes, net	16.7	15.6
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations
VWR Funding, Inc., together with its consolidated subsidiaries (collectively, the “Company,” “VWR Funding,” “we,” “us” and “our”), offers a well-established distribution and services network that reaches thousands of specialized labs and facilities spanning the globe. We distribute laboratory supplies, including chemicals, glassware, equipment, instruments, protective clothing, production supplies and other assorted laboratory products, which we acquire from a variety of sources including our branded and private label suppliers and our internal manufacturing operations. In addition, VWR further supports its customers by providing on-site services, storeroom management, product procurement, supply chain systems integration, cleanroom services, scientific services and technical services, including laboratory and furniture design, supply and installation. Services comprise a relatively small portion of our net sales. Our extensive offerings are marketed to global, regional and local customers in support of research, production, healthcare and other scientific endeavors. We reach our customers through a global distribution network, providing distribution services to a highly fragmented supply chain by offering products from a wide range of manufacturers to a large number of customers.

(2)	Basis of Presentation
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
The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
The following reports recently filed with the SEC (collectively, the “Recently Filed Reports”) contain information important to an understanding of our condensed consolidated financial statements:

•	on March 3, 2014, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”); and

•	on May 14, 2014, we filed a Current Report on Form 8-K to update certain disclosures made in the Annual Report for the change in our reportable segments previously discussed.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements, footnotes and related disclosures for the year ended December 31, 2013 included in the Recently Filed Reports. Those audited consolidated financial statements include a summary of the Company’s significant accounting policies, to which there have been no material changes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc., its subsidiaries and certain accounts of its parent companies after the elimination of intercompany balances and transactions. The following describes our corporate organization and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — VWR Corporation is a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. Our consolidated balance sheets reflect the investment cost basis of VWR Holdings in the assets and liabilities acquired in a merger in June 2007 and the estimated fair values of those assets and liabilities at that time. This resulted in a significant increase in the carrying value of our identifiable intangible assets and goodwill. In addition, we re-valued our pension obligations, recorded significant deferred income taxes and incurred substantial additional indebtedness. Private equity funds managed by Madison Dearborn Partners, LLC hold a controlling interest in VWR Holdings.

VWR Holdings also sponsors a share-based compensation program for the benefit of our employees and others. We present the expense related to this program in our consolidated statements of operations and related changes to equity in our consolidated statements of redeemable equity and stockholder’s equity. We also present as redeemable equity in our consolidated balance sheets the redemption value of the portion of VWR Holdings’ equity related to this program to the extent that redemption is outside of VWR Holdings’ or our control.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 pursuant to the merger as VWR Investors, Inc. and has no operations other than its ownership of VWR Funding, Inc. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation.

•
VWR Funding, Inc. — We are a wholly-owned subsidiary of VWR Corporation and the sole issuer of our indebtedness. Our debt agreements contain covenants that limit our ability to, among other things, pay dividends to VWR Corporation.

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

(3)	New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued comprehensive new revenue recognition guidance. The new guidance is effective for us beginning in the first quarter of 2017. We are currently evaluating the impact of this pronouncement.

(4)	Acquisitions
Our results of operations include the effects of certain business acquisitions noted below (collectively, the “Acquisitions”) as well as other miscellaneous acquisitions:

•	on June 1, 2014, we acquired LABRepCo, LLC (“LABRepCo”), a domestic consultative distributor of laboratory capital equipment;

•
on March 3, 2014, we acquired Peqlab Biotechnologie GmbH, including its subsidiaries and operations in the United States, the United Kingdom, Austria and Germany (collectively, “Peqlab”). Peqlab is headquartered in Germany and develops, manufactures and supplies molecular and cell biology reagents, consumables and instruments;

•	on December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and provider of cleanroom and industrial laundry services;

•	on July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	on April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	on April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany; and

•	on March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in the Republic of Costa Rica (“CR Lab”).
None of the Acquisitions had an individually material impact on our consolidated financial statements. The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under the Company’s credit facilities. The results of CR Lab, UBI, TEK and LABRepCo have been included in our Americas segment, and the results of Prolab and Basan UK have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment.
The aggregate purchase price, net of cash acquired, for acquisitions made during 2014 was $31.7 million, comprised of $6.9 million of net tangible assets acquired, $5.0 million of acquired intangible assets and a residual amount of $19.8 million allocated to goodwill. The weighted average estimated life of identifiable intangible assets acquired during 2014 was 8.9 years.
The purchase price allocations for the acquisitions of TEK, Peqlab and LABRepCo are preliminary pending finalization of closing balance sheets and may be adjusted subsequently.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions had occurred as of January 1, 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,107.1	$1,068.7	$2,173.9	$2,115.9
Income before income taxes	25.6	1.1	54.2	38.4
These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions occurred on January 1, 2013, or of the future results of operations of the Company.

(5)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2013	$1,021.0	$905.5	$1,926.5
Acquisitions (Note 4)	11.9	6.8	18.7
Currency translation	(0.1)	(4.1)	(4.2)
Impairment	(11.3)	—	(11.3)
Balance at June 30, 2014	$1,021.5	$908.2	$1,929.7
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,228.1	$206.6	$1,021.5	$1,216.3	$195.3	$1,021.0
EMEA-APAC	908.2	—	908.2	905.5	—	905.5
Total	$2,136.3	$206.6	$1,929.7	$2,121.8	$195.3	$1,926.5
In July 2014, we identified circumstances surrounding a recent acquisition, including allegations of inappropriate business practices, which indicated that the fair value of the business might not exceed its carrying value. As a result, we performed an interim impairment assessment as of June 30, 2014. We first evaluated the recoverability of associated long-lived assets and concluded no impairment was required. We then performed an interim goodwill impairment assessment at the component business level because standalone financial information continued to be available and the acquisition had not yet been integrated into one of our existing reporting units. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized a pre-tax impairment charge of $11.3 million during the three and six months ended June 30, 2014, such charge being included within our Americas reportable segment and classified in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated financial statements. See Note 7(b) for a discussion of non-recurring fair value measurements made in connection with our interim impairment testing and Note 8 for a discussion of related contingencies.
The following table presents the components of other intangible assets (in millions):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,496.6	$520.1	$976.5	$1,494.2	$479.9	$1,014.3
Other	37.3	20.9	16.4	90.4	70.0	20.4
Total	1,533.9	541.0	992.9	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	688.0	—	688.0	689.8	—	689.8
Other intangible assets	$2,221.9	$541.0	$1,680.9	$2,274.4	$549.9	$1,724.5
Amortization expense was $21.5 million and $22.8 million for the three months ended June 30, 2014 and 2013, respectively, and $46.6 million and $45.6 million for the six months ended June 30, 2014 and 2013, respectively.

(6)    Debt and Capital Lease Obligations
Our debt and capital lease obligations consist of: (1) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Credit Facility”); (2) 7.25% unsecured senior notes due 2017 (the “Senior Notes”); (3) 10.75% unsecured senior subordinated notes due 2017 (the “Subordinated Notes”); (4) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (5) compensating cash balance, representing bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a bank; (6) capital lease obligations; and (7) other debt.
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	June 30, 2014			December 31, 2013
	Interest Terms	Rate	Amount
Senior Credit Facility:
Euro term loans	EURIBOR plus 3.50%	3.60%	$780.4	$789.1
U.S. dollar term loans	LIBOR plus 3.25%	3.40%	584.4	587.5
Multi-currency revolving loan facility	Various rates	6.00%	9.6	12.6
Senior Credit Facility			1,374.4	1,389.2
Senior Notes	Fixed rate	7.25%	750.0	750.0
Subordinated Notes	Fixed rate	10.75%	532.4	533.4
A/R Facility	LIBOR plus 1.50%	1.65%	137.4	124.2
Compensating cash balance			17.0	25.9
Capital lease obligations			18.6	18.6
Other debt			14.8	13.1
Debt and capital lease obligations			$2,844.6	$2,854.4

Current portion of debt and capital lease obligations			$60.3	$71.0
Debt and capital lease obligations, net of current portion			2,784.3	2,783.4
Debt and capital lease obligations			$2,844.6	$2,854.4

(a)	Senior Credit Facility
At June 30, 2014, we had $213.4 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less: (1) undrawn letters of credit outstanding of $18.3 million; and (2) outstanding borrowings of $9.6 million.
On January 29, 2014, we completed an amendment of our Senior Credit Facility. Pursuant to that amendment, we obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans, proceeds from which were used to replace all outstanding term loans. The amendment lowered the interest rate margin on the term loans between 75 and 100 basis points.

(b)	A/R Facility
At June 30, 2014, we had no available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (1) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $148.7 million, calculated as a percentage of eligible trade accounts receivable; less (2) undrawn letters of credit outstanding of $11.3 million; and (3) outstanding borrowings of $137.4 million.

(7)    Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, capital lease obligations and foreign currency forward contracts. Our financial instruments are spread across a number of institutions, which reduces the risk of material non-performance.

(a)	Assets and Liabilities for which Fair Value is Disclosed
The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, compensating cash balance, trade accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Credit Facility	$1,374.4	$1,373.0	$1,389.2	$1,400.4
Senior Notes	750.0	796.1	750.0	806.3
Subordinated Notes	532.4	544.3	533.4	559.7
The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to the primarily short-term nature of those borrowings.
We have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain business transactions. The notional value of foreign currency forward contracts was $75.4 million, and their fair value was immaterial, as of June 30, 2014.

(b)	Non-Recurring Fair Value Measurements
As discussed in Note 4, the Company acquired Peqlab and LABRepCo in 2014 and determined that the aggregate fair value of acquired identifiable intangible assets was $5.0 million. The Company estimated the fair value of the acquired intangible assets using discounted cash flow techniques which included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the businesses, discounted at a rate of return that reflects the relative risk of the cash flows (Level 3 measurements).
As discussed in Note 5, the Company estimated the fair value of a recently acquired business in connection with an interim impairment assessment as of June 30, 2014. The Company estimated the fair value of the component business using an income approach (Level 3 measurement) and concluded its fair value approximated its net tangible asset value, thereby requiring an impairment of all goodwill previously recognized. The valuation required management to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with recently discovered inappropriate business practices and expected customer attrition. Our estimates are principally based upon management’s knowledge and experience, and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used are reasonable.
(8)    Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia-Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
We have identified circumstances surrounding a recent acquisition, including allegations of inappropriate business activities, which may potentially obligate us for claims related to periods prior to our ownership. These claims are not estimable at this time. There can be no assurance that the impact of any such claims will not be material to our business, financial condition or results of operations. After consultation with legal counsel and based on our investigation, we currently believe it is more likely than not that we will not become liable for any such claims including restitution, fines, and penalties, and as such we have not made any provision for potential claims or other liabilities related to this matter in our condensed consolidated financial statements as of June 30, 2014.
We are also involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.6 million as of June 30, 2014.
Announcement of Initial Public Offering by VWR Corporation
On June 24, 2014, our parent company, VWR Corporation, filed a registration statement with the SEC on Form S-1, which it amended on August 1, 2014. The registration statement contained a preliminary prospectus, subject to completion, for the initial public offering of shares of VWR Corporation common stock. Among other things, the prospectus stated that VWR Corporation intends:

•
to use a portion of the net proceeds from the offering to redeem a portion of the aggregate principal amount of our outstanding Subordinated Notes, and to use any remaining net proceeds to repay borrowings under our multi-currency revolving loan facility. In addition to reducing our interest expense in future periods, the redemption and repayment would also result in the write-off of all or a portion of the unamortized deferred financing costs related to the Subordinated Notes. The estimated maximum potential write-off at June 30, 2014, calculated as the aggregate carrying value of the unamortized deferred financing costs, was $5.5 million;

•
to execute an income tax receivable agreement in connection with the completion of the offering, which would provide for the payment to VWR Holdings of 85% of the value of our U.S. federal, state and local net operating loss carryforwards. Payments thereunder, if any, would be funded by us and would be contingent upon our realization of the net operating loss carryforwards (or deemed realization in the case of a change in control). Assuming that the agreement was executed and that the offering occurred on June 30, 2014, this agreement would have caused us to record a liability of approximately $172 million; and

•	to pay a dividend to VWR Holdings, prior to completion of the offering, in an amount not to exceed $25.0 million, which would be funded by us.
Each of these events is contingent upon the actions of VWR Corporation and the completion of its initial public offering.

(9)	Restructuring Activities
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
During 2013, the Company recognized restructuring expenses under the Program of $32.5 million, of which $7.6 million related to the Americas segment and $24.9 million related to the EMEA-APAC segment. These expenses primarily related to severance and other employment-related costs and were primarily included in SG&A expenses in our statements of operations. We expect that no additional charges will be incurred under the Program.
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2013	$18.4	$0.6	$19.0
Cash payments	(13.4)	—	(13.4)
Balance at June 30, 2014	$5.0	$0.6	$5.6
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

(a)	U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	2.2	2.2	4.6	4.4
Expected return on plan assets	(3.7)	(3.9)	(7.4)	(7.8)
Recognized net actuarial gain	(0.1)	—	(0.2)	—
Gain from partial settlement	(6.9)	—	(6.9)	—
Net periodic pension income	$(8.3)	$(1.5)	$(9.5)	$(3.0)
In April 2014, certain eligible participants under the U.S. Retirement Plan were offered an opportunity to receive their entire vested accrued benefit in a lump sum or annuity. On June 1, 2014, this offer expired, and during June 2014, $35.8 million of plan assets were distributed to participants in satisfaction of 16.8% of the U.S. Retirement Plan’s projected benefit obligation. In connection with these settlements during the second quarter of 2014, the Company: (i) remeasured the U.S. Retirement Plan’s funded status, resulting in a $6.1 million pre-tax increase to other assets and accumulated other comprehensive income; and (ii) reclassified a $6.9 million pre-tax gain to earnings from accumulated other comprehensive income. The discount rate used to remeasure the benefit obligation was based on a published yield curve and was 4.34% as of the settlement date.
The Company made no contributions to the U.S. Retirement Plan during the six months ended June 30, 2014 and expects to make no contributions during the remainder of 2014. We expect to recognize approximately $3.1 million of net periodic pension income under the U.S. Retirement Plan during the second half of 2014.

(b)	Non-U.S. Benefit Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$0.4	$0.4	$0.8	$0.7
Interest cost	1.7	1.4	3.4	2.9
Expected return on plan assets	(1.5)	(1.1)	(2.9)	(2.2)
Recognized net actuarial loss	0.5	0.5	1.0	1.0
Net periodic pension cost	$1.1	$1.2	$2.3	$2.4
The Company made aggregate contributions to the German, French and UK Plans of $0.1 million during the six months ended June 30, 2014 and expects to make contributions of $0.7 million during the remainder of 2014.

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
The tax provisions recognized during the three and six months ended June 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
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
We conduct business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities mainly throughout North America and Europe, including jurisdictions in which we have significant operations such as Germany, France, the UK, Belgium, Sweden, Canada, Switzerland and the U.S. We have concluded all U.S. federal income tax matters for years through 2005. Substantially all income tax matters in the major foreign jurisdictions that we operate have been concluded for years through 2009. Substantially all U.S. state and local income tax matters have been finalized through 2005.
During the six months ended June 30, 2014, our reserve for unrecognized tax benefits increased by $4.1 million primarily as a result of tax positions we expect to take or took across various jurisdictions. At June 30, 2014, our reserve for unrecognized tax benefits was $62.0 million, exclusive of interest and penalties. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(13)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5
Net unrealized (loss) gain arising during the period	(7.6)	(0.9)	3.7	(4.8)
Reclassification of net loss (gain) into earnings	—	0.2	(3.9)	(3.7)
Balance at June 30, 2014	$5.7	$(2.8)	$(8.9)	$(6.0)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into components of earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Component of Earnings	2014	2013	2014	2013
Derivative instruments	Cost of goods sold	$—	$(1.6)	$0.2	$(2.7)
	Interest expense	0.1	—	0.3	0.3
	Loss on extinguishment of debt	—	—	—	0.4
	Income tax provision	(0.1)	0.4	(0.3)	0.4
		$—	$(1.2)	$0.2	$(1.6)

Defined benefit plans	Selling, general and administrative expenses	$(6.8)	$0.5	$(6.4)	$1.0
	Income tax provision	2.6	(0.1)	2.5	(0.3)
		$(4.2)	$0.4	$(3.9)	$0.7
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivative instruments:
Net unrealized income tax benefit (provision) arising during the period	$0.2	$(0.6)	$0.5	$(1.3)
Reclassification of net income tax (benefit) provision into earnings	(0.1)	0.4	(0.3)	0.4
Defined benefit plans:
Net unrealized income tax provision arising during the period	(2.4)	—	(2.4)	—
Reclassification of net income tax provision (benefit) into earnings	2.6	(0.1)	2.5	(0.3)

(14)	Segment Financial Information
We report financial results on the basis of two reportable segments organized by geographical region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC reportable segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical, biotechnology, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
Prior to January 1, 2014, we had three reportable segments: Americas, Europe and Science Education. Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. Science Education no longer qualifies as a reportable segment because it has been fully integrated into our U.S. Lab and Distribution Services (“US Lab”) business. In addition, we realigned our operations throughout Asia Pacific under European leadership. We have recast all reportable segment financial data herein to conform to the current segment presentation.
The following table presents reportable segment financial information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Americas	$614.8	$603.1	$1,183.2	$1,182.9
EMEA-APAC	487.9	445.9	976.1	890.4
Total	$1,102.7	$1,049.0	$2,159.3	$2,073.3
Operating income:
Americas	$22.5	$29.4	$52.1	$54.6
EMEA-APAC	39.5	34.2	86.9	72.5
Total	$62.0	$63.6	$139.0	$127.1
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.
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
The following condensed consolidating financial statements present balance sheets, statements of operations, statements of comprehensive income or loss and statements of cash flows of (1) the Company on an unconsolidated basis (“VWR Funding”), (2) the Subsidiary Guarantors, (3) subsidiaries of VWR Funding that are not guarantors (the “Non-Guarantor Subsidiaries”), (4) elimination entries necessary to consolidate VWR Funding, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries and (5) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to the Company’s condensed consolidated financial statements.

Condensed Consolidating Balance Sheets
June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$3.6	$148.0	$—	$151.6
Compensating cash balance	—	—	17.0	—	17.0
Trade accounts receivable, net	—	17.3	617.8	—	635.1
Inventories	—	189.3	202.4	—	391.7
Other current assets	1.6	22.6	66.8	—	91.0
Intercompany receivables	82.5	500.0	23.1	(605.6)	—
Total current assets	84.1	732.8	1,075.1	(605.6)	1,286.4
Property and equipment, net	—	116.7	126.9	—	243.6
Goodwill	—	916.3	1,013.4	—	1,929.7
Other intangible assets, net	—	922.0	758.9	—	1,680.9
Investment in subsidiaries	3,022.8	1,999.2	—	(5,022.0)	—
Other assets	212.9	75.5	20.1	(193.2)	115.3
Intercompany loans	1,027.1	74.6	542.4	(1,644.1)	—
Total assets	$4,346.9	$4,837.1	$3,536.8	$(7,464.9)	$5,255.9
Liabilities, Redeemable Equity and Stockholder’s Equity
Current liabilities:
Current portion of debt and capital lease obligations	$23.8	$0.1	$36.4	$—	$60.3
Accounts payable	—	251.0	233.4	—	484.4
Other current liabilities	22.6	65.9	136.2	—	224.7
Intercompany payables	—	44.6	561.0	(605.6)	—
Total current liabilities	46.4	361.6	967.0	(605.6)	769.4
Debt and capital lease obligations, net of current portion	2,633.0	0.7	150.6	—	2,784.3
Deferred income taxes	—	425.4	214.4	(193.2)	446.6
Other liabilities	0.2	27.7	113.0	—	140.9
Intercompany loans	552.6	999.7	91.8	(1,644.1)	—
Total liabilities	3,232.2	1,815.1	1,536.8	(2,442.9)	4,141.2
Redeemable equity	52.7	—	—	—	52.7
Total stockholder’s equity	1,062.0	3,022.0	2,000.0	(5,022.0)	1,062.0
Total liabilities, redeemable equity and stockholder’s equity	$4,346.9	$4,837.1	$3,536.8	$(7,464.9)	$5,255.9

Condensed Consolidating Balance Sheets
December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$133.1	$—	$135.6
Compensating cash balance	—	—	25.9	—	25.9
Trade accounts receivable, net	—	6.8	578.8	—	585.6
Inventories	—	158.9	206.2	—	365.1
Other current assets	0.8	30.8	72.0	—	103.6
Intercompany receivables	67.0	434.6	5.9	(507.5)	—
Total current assets	67.8	633.6	1,021.9	(507.5)	1,215.8
Property and equipment, net	—	118.6	129.0	—	247.6
Goodwill	—	916.5	1,010.0	—	1,926.5
Other intangible assets, net	—	944.6	779.9	—	1,724.5
Investment in subsidiaries	2,954.6	1,955.7	—	(4,910.3)	—
Other assets	234.0	58.4	14.2	(212.0)	94.6
Intercompany loans	1,028.1	92.3	464.8	(1,585.2)	—
Total assets	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0
Liabilities, Redeemable Equity and Stockholder’s Equity
Current liabilities:
Current portion of debt and capital lease obligations	$26.8	$1.1	$43.1	$—	$71.0
Accounts payable	—	220.9	241.8	—	462.7
Other current liabilities	19.4	54.8	137.9	—	212.1
Intercompany payables	0.1	23.9	483.5	(507.5)	—
Total current liabilities	46.3	300.7	906.3	(507.5)	745.8
Debt and capital lease obligations, net of current portion	2,645.8	0.7	136.9	—	2,783.4
Deferred income taxes	—	438.2	219.9	(212.0)	446.1
Other liabilities	0.2	25.8	111.3	—	137.3
Intercompany loans	495.8	1,000.5	88.9	(1,585.2)	—
Total liabilities	3,188.1	1,765.9	1,463.3	(2,304.7)	4,112.6
Redeemable equity	41.1	—	—	—	41.1
Total stockholder’s equity	1,055.3	2,953.8	1,956.5	(4,910.3)	1,055.3
Total liabilities, redeemable equity and stockholder’s equity	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$549.6	$563.2	$(10.1)	$1,102.7
Cost of goods sold	—	411.0	390.5	(10.1)	791.4
Gross profit	—	138.6	172.7	—	311.3
Selling, general and administrative expenses	0.7	125.0	139.9	(16.3)	249.3
Operating (loss) income	(0.7)	13.6	32.8	16.3	62.0
Interest expense, net of interest income	(35.6)	(7.7)	(1.6)	—	(44.9)
Other income (expense), net	5.6	9.0	10.0	(16.3)	8.3
(Loss) income before income taxes and equity in earnings of subsidiaries	(30.7)	14.9	41.2	—	25.4
Income tax benefit (provision)	12.5	(7.4)	(13.9)	—	(8.8)
Equity in earnings of subsidiaries, net of tax	34.8	27.3	—	(62.1)	—
Net income	$16.6	$34.8	$27.3	$(62.1)	$16.6
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$531.2	$527.4	$(9.6)	$1,049.0
Cost of goods sold	—	401.5	361.5	(9.6)	753.4
Gross profit	—	129.7	165.9	—	295.6
Selling, general and administrative expenses	0.8	109.6	138.0	(16.4)	232.0
Operating (loss) income	(0.8)	20.1	27.9	16.4	63.6
Interest expense, net of interest income	(36.8)	(7.4)	(3.2)	—	(47.4)
Other income (expense), net	(10.2)	5.8	4.9	(16.4)	(15.9)
(Loss) income before income taxes and equity in earnings of subsidiaries	(47.8)	18.5	29.6	—	0.3
Income tax benefit (provision)	18.3	(10.2)	(12.0)	—	(3.9)
Equity in earnings of subsidiaries, net of tax	25.9	17.6	—	(43.5)	—
Net (loss) income	$(3.6)	$25.9	$17.6	$(43.5)	$(3.6)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,055.1	$1,125.5	$(21.3)	$2,159.3
Cost of goods sold	—	784.6	772.1	(21.3)	1,535.4
Gross profit	—	270.5	353.4	—	623.9
Selling, general and administrative expenses	1.5	236.7	279.0	(32.3)	484.9
Operating (loss) income	(1.5)	33.8	74.4	32.3	139.0
Interest expense, net of interest income	(71.8)	(15.2)	(3.7)	—	(90.7)
Other income (expense), net	5.5	15.0	17.0	(32.3)	5.2
(Loss) income before income taxes and equity in earnings of subsidiaries	(67.8)	33.6	87.7	—	53.5
Income tax benefit (provision)	25.6	(15.5)	(29.6)	—	(19.5)
Equity in earnings of subsidiaries, net of tax	76.2	58.1	—	(134.3)	—
Net income	$34.0	$76.2	$58.1	$(134.3)	$34.0
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,038.0	$1,057.3	$(22.0)	$2,073.3
Cost of goods sold	—	781.3	720.9	(22.0)	1,480.2
Gross profit	—	256.7	336.4	—	593.1
Selling, general and administrative expenses	1.7	222.7	274.0	(32.4)	466.0
Operating (loss) income	(1.7)	34.0	62.4	32.4	127.1
Interest expense, net of interest income	(73.9)	(14.4)	(6.7)	—	(95.0)
Other income (expense), net	15.4	16.0	8.1	(32.4)	7.1
Loss on extinguishment of debt	(2.0)	—	—	—	(2.0)
(Loss) income before income taxes and equity in earnings of subsidiaries	(62.2)	35.6	63.8	—	37.2
Income tax benefit (provision)	23.2	(19.1)	(22.8)	—	(18.7)
Equity in earnings of subsidiaries, net of tax	57.5	41.0	—	(98.5)	—
Net income	$18.5	$57.5	$41.0	$(98.5)	$18.5

Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$16.6	$34.8	$27.3	$(62.1)	$16.6
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(1.5)	(1.5)	(1.5)	3.0	(1.5)
Derivative instruments:
Net unrealized loss arising during the period	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Defined benefit plans:
Net unrealized gain arising during the period	3.7	3.7	—	(3.7)	3.7
Reclassification of net (gain) loss into earnings	(4.2)	(4.2)	0.3	3.9	(4.2)
Other comprehensive loss	(2.3)	(2.3)	(1.5)	3.8	(2.3)
Comprehensive income	$14.3	$32.5	$25.8	$(58.3)	$14.3
Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended June 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3.6)	$25.9	$17.6	$(43.5)	$(3.6)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	9.6	9.6	9.6	(19.2)	9.6
Derivative instruments:
Net unrealized gain arising during the period	1.7	1.7	1.7	(3.4)	1.7
Reclassification of net gain into earnings	(1.2)	(1.2)	(1.2)	2.4	(1.2)
Defined benefit plans:
Reclassification of net loss into earnings	0.4	0.4	0.4	(0.8)	0.4
Other comprehensive income	10.5	10.5	10.5	(21.0)	10.5
Comprehensive income	$6.9	$36.4	$28.1	$(64.5)	$6.9

Condensed Consolidating Statements of Comprehensive Income or Loss
Six Months Ended June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$34.0	$76.2	$58.1	$(134.3)	$34.0
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(7.6)	(7.6)	(7.6)	15.2	(7.6)
Derivative instruments:
Net unrealized loss arising during the period	(0.9)	(0.9)	(0.9)	1.8	(0.9)
Reclassification of net loss into earnings	0.2	0.1	0.1	(0.2)	0.2
Defined benefit plans:
Net unrealized gain arising during the period	3.7	3.7	—	(3.7)	3.7
Reclassification of net (gain) loss into earnings	(3.9)	(3.9)	0.6	3.3	(3.9)
Other comprehensive loss	(8.5)	(8.6)	(7.8)	16.4	(8.5)
Comprehensive income	$25.5	$67.6	$50.3	$(117.9)	$25.5
Condensed Consolidating Statements of Comprehensive Income or Loss
Six Months Ended June 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$18.5	$57.5	$41.0	$(98.5)	$18.5
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(37.4)	(37.4)	(37.4)	74.8	(37.4)
Derivative instruments:
Net unrealized gain arising during the period	3.5	3.5	3.5	(7.0)	3.5
Reclassification of net gain into earnings	(1.6)	(2.0)	(2.0)	4.0	(1.6)
Defined benefit plans:
Reclassification of net loss into earnings	0.7	0.7	0.7	(1.4)	0.7
Other comprehensive loss	(34.8)	(35.2)	(35.2)	70.4	(34.8)
Comprehensive (loss) income	$(16.3)	$22.3	$5.8	$(28.1)	$(16.3)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(23.3)	$52.3	$39.5	$—	$68.5
Cash flows from investing activities:
Intercompany investing transactions	42.2	23.1	—	(65.3)	—
Acquisitions of businesses	—	(13.3)	(14.8)	—	(28.1)
Capital expenditures	—	(8.8)	(6.3)	—	(15.1)
Net cash provided by (used in) investing activities	42.2	1.0	(21.1)	(65.3)	(43.2)
Cash flows from financing activities:
Intercompany financing transactions	—	(42.2)	(23.1)	65.3	—
Proceeds from debt	329.8	—	32.2	—	362.0
Repayment of debt	(340.1)	(1.0)	(18.8)	—	(359.9)
Other financing activities, net	(8.6)	(9.0)	6.5	—	(11.1)
Net cash used in financing activities	(18.9)	(52.2)	(3.2)	65.3	(9.0)
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase in cash and cash equivalents	—	1.1	14.9	—	16.0
Cash and cash equivalents at beginning of period	—	2.5	133.1	—	135.6
Cash and cash equivalents at end of period	$—	$3.6	$148.0	$—	$151.6
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(64.5)	$14.3	$143.9	$—	$93.7
Cash flows from investing activities:
Intercompany investing transactions	108.9	112.0	—	(220.9)	—
Acquisitions of businesses	—	—	(9.1)	—	(9.1)
Capital expenditures	—	(8.4)	(16.8)	—	(25.2)
Net cash provided by (used in) investing activities	108.9	103.6	(25.9)	(220.9)	(34.3)
Cash flows from financing activities:
Intercompany financing transactions	—	(108.9)	(112.0)	220.9	—
Proceeds from debt	164.2	—	30.8	—	195.0
Repayment of debt	(201.2)	—	(28.4)	—	(229.6)
Other financing activities, net	(7.0)	(5.6)	(0.2)	—	(12.8)
Net cash used in financing activities	(44.0)	(114.5)	(109.8)	220.9	(47.4)
Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)
Net increase in cash and cash equivalents	0.4	3.4	4.7	—	8.5
Cash and cash equivalents at beginning of period	1.2	3.3	135.3	—	139.8
Cash and cash equivalents at end of period	$1.6	$6.7	$140.0	$—	$148.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recently Filed Reports and Basis of Presentation
The following reports recently filed with the United States Securities and Exchange Commission (“SEC,” and collectively the “Recently Filed Reports”) contain information important to an understanding of this discussion and analysis and other parts of this report:

•	on March 3, 2014, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”); and

•	on May 14, 2014, we filed a Current Report on Form 8-K to update certain disclosures made in the Annual Report for the change in our reportable segments previously discussed.
Pursuant to the rules and regulations of the SEC for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2013, the end of the most recent annual period covered by the Recently Filed Reports. Therefore, this discussion and analysis should be read in conjunction with the Recently Filed Reports as well as the condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.”
Cautionary Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.
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
You should understand that the following important factors, in addition to those discussed in Part II, Item 1A — “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

•	changes in our customers’ research and development and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry and our ability to increase our market shares in the geographical regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate recent and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations; and

•	unanticipated increases to our income tax liabilities.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.
Overview
We are a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting over 300,000 customer sites with over 4,000 core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products and a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. We offer over three million unique products and have developed an extensive global infrastructure comprised of over 160 facilities and approximately 4,000 sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our growth strategies include expanding our global strategic relationships, developing complementary new products and services, expanding our customer and supplier base, implementing our best practices across our operations, broadening our offering to underserved customer segments and executing our targeted acquisition strategy. We generated net sales of $1,102.7 million, Adjusted EBITDA of $105.3 million and net income of $16.6 million for the three months ended June 30, 2014. We generated net sales of $2,159.3 million, Adjusted EBITDA of $217.0 million and net income of $34.0 million for the six months ended June 30, 2014. We increased net sales by 5.1% and 4.1% and Adjusted EBITDA by 8.9% and 12.5% for the three and six months ended June 30, 2014, respectively, compared to prior periods, and we improved Adjusted EBITDA margin by 30 basis points and 70 basis points, respectively, over those same periods. See “Key Indicators of Performance and Financial Condition” for the definitions of Adjusted EBITDA and Adjusted EBITDA margin, the reason for their inclusion and a reconciliation from net income or loss to Adjusted EBITDA.
We report financial results on the basis of two reportable segments organized by geographical region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC reportable segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical and biotechnology industries (collectively referred to as “Biopharma”), the agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Trends and Key Factors Affecting our Performance and Financial Condition
We expect that our performance and financial condition will continue to benefit from the trends and key factors disclosed in the Recently Filed Reports. The following summarizes material updates or changes to those trends and key factors since December 31, 2013.
Announcement of Initial Public Offering by VWR Corporation
On June 24, 2014, our parent company, VWR Corporation, filed a registration statement with the SEC on Form S-1, which it amended on August 1, 2014. The registration statement contained a preliminary prospectus, subject to completion, for the initial public offering of shares of VWR Corporation common stock. Among other things, the prospectus stated that VWR Corporation intends:

•
to use a portion of the net proceeds from the offering to redeem a portion of the aggregate principal amount of our outstanding Subordinated Notes, and to use any remaining net proceeds to repay borrowings under our multi-currency revolving loan facility. In addition to reducing our interest expense in future periods, the redemption and repayment would also result in the write-off of all or a portion of the unamortized deferred financing costs related to the Subordinated Notes. The estimated maximum potential write-off at June 30, 2014, calculated as the aggregate carrying value of the unamortized deferred financing costs, was $5.5 million;

•
to execute an income tax receivable agreement in connection with the completion of the offering, which would provide for the payment to VWR Holdings of 85% of the value of our U.S. federal, state and local net operating loss carryforwards. Payments thereunder, if any, would be funded by us and would be contingent upon our realization of the net operating loss carryforwards (or deemed realization in the case of a change in control). Assuming that the agreement was executed and that the offering occurred on June 30, 2014, this agreement would have caused us to record a liability of approximately $172 million; and

•	to pay a dividend to VWR Holdings, prior to completion of the offering, in an amount not to exceed $25.0 million, which would be funded by us.
Each of these events is contingent upon the actions of VWR Corporation and the completion of its initial public offering.
Mix of Products Sold
We offer one of the broadest portfolios of branded and private label laboratory products and a full range of value-added services, including custom manufacturing. We typically realize differing gross margins on these products and services, with greater gross margin coming from the sale of private label products as well as chemicals and reagents that we manufacture. Private label products, which enhance customer choice with lower cost alternatives, represented 20% of our 2013 product sales. We intend to further expand our private label product offering through focused sales and marketing efforts to offer our customers both branded and private label products. We also offer custom manufactured chemicals, including buffers, reagents and other chemicals used in biopharmaceutical and industrial applications and production process. We are focused on enhancing our capabilities as a manufacturer of high quality biochemicals, chemicals and reagents that generally do not conflict with the offering of our existing supplier base. The mix of products sold by us in any given period will impact our gross margin.
Acquisitions
Since our acquisition by affiliates of Madison Dearborn Partners, LLC in June 2007 (the “VWR Acquisition”), we have completed 34 business acquisitions, seven of which have occurred since January 1, 2013. These acquisitions have broadened our product offerings, strengthened our existing market positions and expanded our geographic presence. As part of our business strategy, we expect to continue to pursue additional acquisition opportunities.
We are typically able to improve the profitability of acquired businesses by integrating them into our enterprise resource planning and web systems, streamlining various back-office functions and consolidating facilities when appropriate. In most cases, these measures generate cost savings that exceed any near-term disruptions that such businesses may experience. We also analyze their operations to identify any new suppliers, customers, products and other capabilities that we can leverage across operations on a local, regional and global basis. It generally takes us between 12 and 18 months to realize the benefits of this strategy.

We include the operating results of acquired companies in our consolidated results of operations from their respective dates of acquisition. As a result, the number, timing and relative size of our acquisitions that we complete in any period impacts the comparability of our period-to-period operating results. Where material to an understanding of our results of operations, we have quantified the contribution from acquisitions to the extent such contributions were not present in the comparable period in this discussion and analysis.
Operating income and net income in the 2014 periods include our recognition of an $11.3 million impairment related to goodwill associated with a recent acquisition.
For additional information regarding our recent acquisitions, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”
Foreign Currency
Our operations span the globe. Approximately one half of our net sales originate in currencies other than the U.S. dollar—principally the euro, as well as the British pound sterling, the Canadian dollar and the Swiss franc. As a result, changes in foreign currency exchange rates impact our reported results.
Where material to an understanding of our results of operations, we have quantified the impact of changes in foreign currency exchange rates in this discussion and analysis. We measure the impact of changes in exchange rates by comparing our current period results, translated using current period average exchange rates, to those same results translated using prior period average exchange rates.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of these debt obligations is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro. In future periods, this exposure could be partially mitigated by the redemption of a portion of the euro-denominated Subordinated Notes should our parent company, VWR Corporation, complete its planned initial public offering, as described above.
Our income tax benefit or provision can change significantly due to the volatility of net foreign currency exchange gains and losses in our operating results. See Note 18 to our consolidated financial statements included in the Annual Report for a description of differences between our tax provision calculated using the statutory U.S. federal income tax rate and our reported tax provision and for a description of changes in our uncertain tax positions.
Recent Initiatives at our Americas Segment
Our Americas segment experienced an increase in reported net sales as compared to prior periods for the three and six months ended June 30, 2014. Excluding the effect of foreign currency and acquisitions, our Americas segment experienced an increase in comparable net sales for the three months ended June 30, 2014. Prior to this, our Americas segment had experienced declines in comparable net sales for recent historical periods. The underlying causes for these declines in net sales varied across each of the periods and were not the result of any specific trend or uncertainty that we believe will continue to have a material impact on our net sales. The volume declines experienced during the three months ended March 31, 2014 were largely due to unfavorable weather conditions in the United States. We believe that the future operating results of our Americas segment will be positively impacted by the recent strategic initiatives we have implemented, as discussed below, and we believe that the operating results of our Americas segment for the three months ended June 30, 2014 are consistent with this trend.
The Americas segment recently completed a series of initiatives to significantly upgrade its information technology infrastructure, optimize its U.S. distribution network and modify its marketing strategy. We implemented a new enterprise resource planning system and an e-commerce platform to better support our new marketing initiatives and growing infrastructure. We opened a new 500,000 square foot warehouse facility in central California, strategically located to reduce shipping costs and improve delivery time to our customers throughout the western United States. We also shifted our North American regional go-to-market (“GTM”) strategy to a customer segment-specific approach, which we believe allows us to better address the unique needs of our customers.
All these initiatives were completed during 2012 and 2013, requiring approximately $70 million of capital investment and causing some disruption to our business over that period. Our recent operating results in the Americas segment were positively impacted by these completed initiatives, including improved U.S. sales performance and customer satisfaction and lower support costs for infrastructure. We believe that the impact of these initiatives will continue to affect our operating results in future periods.

European Systems, Infrastructure and Strategy
Our European operations benefit from a highly integrated and robust enterprise resource planning system, efficient distribution infrastructure and customer segment-specific GTM strategy. For example, our European business has operated on a common, highly integrated enterprise resource planning system for more than 12 years, enabling a stable and efficient distribution model, and a customer segment-specific GTM strategy, including advanced and tailored marketing materials, which was implemented over the past several years. Our enterprise resource planning system has also enabled us to rapidly integrate the operations of newly acquired companies. In July 2014, we launched our new, feature-rich e-commerce platform in EMEA-APAC, which we first introduced in the United States in April 2012.
We believe our Pan-European platform and acquisition strategy have increased our customer penetration and product offerings, which have collectively resulted in strong revenue growth and improved margins. Our strengthened market leadership position in Europe gives us the opportunity to continue to achieve strong financial results.
Relationship with Merck KGaA
We benefit from our longstanding and strong relationship with Merck KGaA and its affiliates. In April 2014, we began operating under new, non-exclusive supply agreements that extend through December 2018. These new agreements govern a portion of our overall sales of products from Merck KGaA in Europe and provide us with preferred, non-exclusive access to Merck KGaA’s branded products across multiple jurisdictions. The new agreements include less favorable pricing terms to us than our previous agreement, which began negatively impacting our gross margin in April 2014 and caused our consolidated gross margin to be unchanged for the three months ended June 30, 2014 as compared to the same period in 2013.
Capital Structure
As a result of the VWR Acquisition, we carry a significant amount of goodwill, other intangible assets and debt on our balance sheets. This has caused us to report significant amounts of amortization and interest expense and to pay significant amounts of cash for interest. We have also recorded impairment charges on our goodwill and other intangible assets. A large portion of our debt is denominated in currencies other than the U.S. dollar, which causes us to report significant translation adjustments within our balance sheets, some of which are also recorded to earnings as previously described. We have also taken a number of actions to address pending maturity dates on our indebtedness and to take advantage of strong debt markets, which has caused us to record losses on extinguishment of debt while lowering interest expense and cash paid for interest prospectively.
We continually monitor the capital markets for financing opportunities. The majority of our long-term debt obligations will mature during 2016 and 2017. We intend to reduce our net leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
Restructuring Initiatives
During September 2013, we initiated a global restructuring program designed to enhance interaction with our customers and suppliers, improve the efficiency of our operations and reduce operating expenses. In connection with these actions, we recognized restructuring charges of $32.5 million during the year ended December 31, 2013. We expect to realize cost savings of approximately $38 million from this program when fully implemented, of which we expect approximately $15 million will be realized during the six months ended December 31, 2014.
For additional information, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”
Seasonality and Inflation
Neither seasonality nor inflation have had a significant impact on our historical results of operations or financial condition. Although the prices we pay for our products may increase, we believe we will continue to be able to pass through the majority of these increases to our customers. However, our earnings and cash flows could be adversely affected if we are unable to pass through future cost increases arising from inflation.

Key Indicators of Performance and Financial Condition
To evaluate our performance, we monitor a number of key indicators at the consolidated level and, in certain cases, at the segment level. As appropriate, we supplement our results of operations determined in accordance with U.S. generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage readers to review our consolidated financial statements included elsewhere herein and in publicly filed reports in their entirety and not rely solely on any one, single financial measurement.
The key indicators that we monitor are as follows:

•	net sales and operating income, which we discuss on both a consolidated and reportable segment basis in the section entitled “Results of Operations;”

•	gross profit as a percentage of net sales (“gross margin”), which we discuss on a consolidated basis in the section entitled “Results of Operations;”

•
cash flows, particularly cash flows from operating activities, which we discuss on a consolidated basis in the section entitled “Liquidity and Capital Resources” under the subheading “Historical Cash Flows;”

•
adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), which we also discuss as a percentage of net sales (“Adjusted EBITDA margin”). Adjusted EBITDA is a non-GAAP financial measurement and a key performance indicator used by our creditors, investors and management to measure and evaluate our operating performance. Our calculation of Adjusted EBITDA eliminates the effect of charges associated with financing decisions, including related foreign currency effects, tax regulations and capital investments and includes certain other adjustments. A reconciliation of Adjusted EBITDA from net income or loss, the most directly comparable GAAP-based financial measurement, and our discussion and analysis of changes in Adjusted EBITDA are included at the end of the section entitled “Results of Operations” under the subheading “Adjusted EBITDA;” and

•
Net Debt and Net Leverage, which are non-GAAP financial measurements and key performance indicators used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. Our calculation of Net Debt reduces our total debt and capital lease obligations by the amount of cash and cash equivalents on hand as well as by our compensating cash balance. Net Leverage is calculated by dividing our Net Debt by our Adjusted EBITDA for the latest twelve-month period (“LTM Adjusted EBITDA”). A reconciliation of Net Debt from total debt and capital lease obligations, the most directly comparable GAAP-based financial measurement, and the calculation of Net Leverage is included in the section entitled “Liquidity and Capital Resources” under the subheading “Net Debt and Net Leverage.”

Results of Operations
This discussion and analysis includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2014 and 2013. We have derived this data from our condensed consolidated financial statements included elsewhere in this report. Where material to an understanding of our results of operations, we provide commentary related to each of our reportable segments and quantify both the contribution from acquisitions, to the extent not present in the comparable period, and the impact of changes in foreign currency exchange rates.
The following table presents a summary of our results of operations (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Net sales	$1,102.7	$1,049.0	$53.7	5.1%	$2,159.3	$2,073.3	$86.0	4.1%
Gross profit	311.3	295.6	15.7	5.3%	623.9	593.1	30.8	5.2%
Gross margin	28.2%	28.2%	zero	basis points	28.9%	28.6%	30	basis points
Selling, general and administrative expenses	$249.3	$232.0	$17.3	7.5%	$484.9	$466.0	$18.9	4.1%
Operating income	62.0	63.6	(1.6)	(2.5)%	139.0	127.1	11.9	9.4%
Net income (loss)	16.6	(3.6)	20.2	**	34.0	18.5	15.5	83.8%
Adjusted EBITDA*	105.3	96.7	8.6	8.9%	217.0	192.9	24.1	12.5%
Adjusted EBITDA margin*	9.5%	9.2%	30	basis points	10.0%	9.3%	70	basis points

*
Denotes non-GAAP financial measurements. See “Key Indicators of Performance and Financial Condition” above for more information, including where to find reconciliations to the most directly comparable GAAP-based financial measurements.

**	Not meaningful
Our consolidated results of operations for the periods presented were impacted by the following trends and key factors:

•
Our net sales growth trend continued to improve from the first quarter to the second quarter, driven by strengthening market conditions in Europe. Second quarter comparable net sales across several key customer segments in the United States increased but were substantially offset by unfavorable weather conditions in the United States during the first quarter of 2014;

•
Our profitability improved, especially our Adjusted EBITDA, which grew by over 12% in the year-to-date period. Although changes to our agreements with Merck KGaA negatively impacted our gross margin in the second quarter, these changes were more than offset by more efficient pricing and a more favorable product and customer sales mix. Operating income and Adjusted EBITDA margin further benefited from cost reductions realized from our 2013 global restructuring program;

•
Business acquisitions and changes in foreign currency exchange rates improved our consolidated operating results. Foreign currencies, particularly the euro, were generally stronger compared to the U.S. dollar;

•	Operating income and net income in the 2014 periods include our recognition of an $11.3 million non-cash impairment related to goodwill associated with a recent acquisition; and

•
Net income and loss include gains and losses from the remeasurement of euro-denominated debt obligations on our U.S. dollar-denominated balance sheet. Strengthening of the euro negatively impacted net loss for the three months ended June 30, 2013, while weakening of the euro favorably impacted net income for the other periods presented.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$614.8	$603.1	$11.7	1.9%	$1,183.2	$1,182.9	$0.3	—%
EMEA-APAC	487.9	445.9	42.0	9.4%	976.1	890.4	85.7	9.6%
Total	$1,102.7	$1,049.0	$53.7	5.1%	$2,159.3	$2,073.3	$86.0	4.1%
Net sales for the three and six months ended June 30, 2014 increased $53.7 million or 5.1% and increased $86.0 million or 4.1%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to increase by $17.4 million and to increase by $26.5 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused net sales to increase by $17.4 million and to increase by $33.2 million for the three and six months ended June 30, 2014, respectively. The remaining increase in net sales was primarily attributable to organic growth in our EMEA-APAC segment, driven by volume increases from strengthening market conditions in Europe.
Net sales in our Americas segment for the three and six months ended June 30, 2014 increased $11.7 million or 1.9% and increased $0.3 million or 0.0%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to decrease by $4.2 million and to decrease by $10.6 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused net sales to increase by $12.3 million and to increase by $22.9 million for the three and six months ended June 30, 2014, respectively. Second quarter comparable net sales across several key customer segments in the United States increased but were substantially offset by unfavorable weather conditions in the United States during the first quarter of 2014. Collectively, net sales to pharmaceutical, biotechnology and industrial customers increased by low to mid single-digit rates, while net sales to educational and governmental customers decreased by mid single-digit rates. Net sales of consumables increased by low single-digit rates, while sales of capital goods declined by mid to high single-digit rates.
Net sales in our EMEA-APAC segment for the three and six months ended June 30, 2014 increased $42.0 million or 9.4% and increased $85.7 million or 9.6%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to increase by $21.6 million and to increase by $37.1 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused net sales to increase by $5.1 million and to increase by $10.3 million for the three and six months ended June 30, 2014, respectively. Net sales improved across all primary product groups and customer segments by mid to high single-digit rates.
Gross Profit
The following table presents gross profit, gross profit changes and gross profit as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Gross profit	$311.3	$295.6	$15.7	5.3%	$623.9	$593.1	$30.8	5.2%
Gross margin	28.2%	28.2%	zero	basis points	28.9%	28.6%	30	basis points
Gross profit for the three and six months ended June 30, 2014 increased $15.7 million or 5.3% and increased $30.8 million or 5.2%, respectively, compared to the prior periods. Changes in foreign currency rates caused gross profit to increase by $5.8 million and to increase by $9.4 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused gross profit to increase by $5.8 million and to increase by $11.1 million for the three and six months ended June 30, 2014, respectively. The remaining increase was driven by organic sales growth and, in the six-month period, by gross margin improvement as discussed below.
Gross margin for the three and six months ended June 30, 2014 was flat at 28.2% and increased 30 basis points to 28.9%, respectively, compared to the prior periods. Although changes to our agreements with Merck KGaA negatively impacted our gross margins, as discussed previously, these changes were more than offset by efficient pricing and a more favorable product and customer sales mix, especially in the Americas. Sales of private-label products and services increased at a faster rate than sales of branded products in Europe.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses, changes in SG&A expenses and SG&A expenses as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
SG&A expenses	$249.3	$232.0	$17.3	7.5%	$484.9	$466.0	$18.9	4.1%
SG&A expenses as a percentage of net sales	22.6%	22.1%	50	basis points	22.5%	22.5%	zero	basis points
SG&A expenses for the three and six months ended June 30, 2014 increased $17.3 million or 7.5% and increased $18.9 million or 4.1%, respectively, compared to the prior periods. Changes in foreign currency rates caused SG&A expenses to increase by $3.9 million and to increase by $5.8 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused SG&A expenses to increase by $4.7 million and to increase by $8.7 million for the three and six months ended June 30, 2014, respectively. Additionally, during the three and six months ended June 30, 2014, we recognized an $11.3 million impairment related to goodwill associated with a recent acquisition (see Note 5 to Part I, Item 1 — “Financial Statements”). Absent the impairment charge, SG&A expenses from comparable operations decreased as a result of: (i) lower overall personnel costs in the 2014 periods, including savings from our 2013 global restructuring program; (ii) a gain on the partial settlement of our U.S. Retirement Plan (see Note 10(a) to Part I, Item 1 — “Financial Statements”); partially offset by (iii) increased employee compensation provisions in both 2014 periods.
Operating Income
The following tables present operating income and operating income changes by reportable segment (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$22.5	$29.4	$(6.9)	(23.5)%	$52.1	$54.6	$(2.5)	(4.6)%
EMEA-APAC	39.5	34.2	5.3	15.5%	86.9	72.5	14.4	19.9%
Total	$62.0	$63.6	$(1.6)	(2.5)%	$139.0	$127.1	$11.9	9.4%
Operating income for the three and six months ended June 30, 2014 decreased $1.6 million or 2.5% and increased $11.9 million or 9.4%, respectively, compared to the prior periods. Changes in foreign currency rates caused operating income to increase by $1.9 million and to increase by $3.6 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused operating income to increase by $1.1 million and to increase by $2.4 million for the three and six months ended June 30, 2014, respectively. Additionally, during the three and six months ended June 30, 2014, we recognized an $11.3 million impairment related to goodwill associated with a recent acquisition. Absent the aforementioned items, operating income increased due to organic improvements in gross profit and SG&A expenses.
Operating income in our Americas segment for the three and six months ended June 30, 2014 decreased $6.9 million or 23.5% and decreased $2.5 million or 4.6%, respectively, compared to the prior periods. Changes in foreign currency rates caused operating income to increase by $0.3 million and to increase by $0.5 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused operating income to increase by $1.0 million and to increase by $1.8 million for the three and six months ended June 30, 2014, respectively. Additionally, during the three and six months ended June 30, 2014, we recognized an $11.3 million impairment related to goodwill associated with a recent acquisition. Absent the aforementioned items, operating income increased due to an increase in second quarter organic sales, gross margin improvement and the changes in SG&A expenses described above.

Operating income in our EMEA-APAC segment for the three and six months ended June 30, 2014 increased $5.3 million or 15.5% and increased $14.4 million or 19.9%, respectively, compared to the prior periods. Changes in foreign currency rates caused operating income to increase by $1.6 million and to increase by $3.1 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused operating income to increase by $0.1 million and to increase by $0.6 million for the three and six months ended June 30, 2014, respectively. The remaining increase in operating income for the three-month period was primarily due to lower overall personnel costs resulting from our 2013 global restructuring program and other cost savings initiatives. The remaining increase in operating income for the six-month period was primarily due to organic sales growth and lower overall personnel costs.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the three and six months ended June 30, 2014 was $44.9 million and $90.7 million, respectively, compared to $47.4 million and $95.0 million for the three and six months ended June 30, 2013, respectively. The decreases were primarily attributable to savings associated with a recent refinancing of our Senior Secured Credit Facility and lower average borrowings under our multi-currency revolving loan facility.
Other Income (Expense), Net
Other income (expense), net, for the three and six months ended June 30, 2014 was $8.3 million and $5.2 million, respectively, compared to $(15.9) million and $7.1 million for the three and six months ended June 30, 2013, respectively, and primarily consists of net foreign currency remeasurement gains and losses on foreign-denominated debt.
Loss on Extinguishment of Debt
In connection with an amendment of our Senior Secured Credit Facility on January 31, 2013, the Company recognized a loss on the extinguishment of debt of $2.0 million representing the write-off of unamortized deferred financing costs.
Income Taxes
For the three months ended June 30, 2014 and 2013, we recognized income tax provisions of $8.8 million and $3.9 million, respectively. For the six months ended June 30, 2014 and 2013, we recognized income tax provisions of $19.5 million and $18.7 million, respectively.
The tax provisions recognized during the three and six months ended June 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
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
The following table presents Adjusted EBITDA, changes in Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Adjusted EBITDA	$105.3	$96.7	$8.6	8.9%	$217.0	$192.9	$24.1	12.5%
Adjusted EBITDA margin	9.5%	9.2%	30	basis points	10.0%	9.3%	70	basis points
Adjusted EBITDA for the three and six months ended June 30, 2014 increased $8.6 million or 8.9% and increased $24.1 million or 12.5%, respectively, compared to the prior periods. Changes in foreign currency rates caused Adjusted EBITDA to increase by $1.1 million and to increase by $2.4 million for the three and six months ended June 30, 2014, respectively. Recent acquisitions caused Adjusted EBITDA to increase by $1.7 million and to increase by $3.4 million for the three and six months ended June 30, 2014, respectively. The remaining increase was primarily due to the organic improvement in operating income discussed previously.
The following table presents the reconciliation of Adjusted EBITDA from net income or loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$16.6	$(3.6)	$34.0	$18.5
Income tax provision	8.8	3.9	19.5	18.7
Interest expense, net of interest income	44.9	47.4	90.7	95.0
Depreciation and amortization	31.7	32.0	66.3	63.8
Net foreign currency remeasurement (gain) loss from financing activities	(8.2)	16.1	(5.2)	(7.6)
Impairment of goodwill	11.3	—	11.3	—
Loss on extinguishment of debt	—	—	—	2.0
Charges associated with an executive departure	—	0.8	—	2.2
Share-based compensation expense	0.2	0.1	0.4	0.3
Adjusted EBITDA	$105.3	$96.7	$217.0	$192.9

Liquidity and Capital Resources
As discussed previously, our parent company, VWR Corporation, has disclosed plans that could cause us to make significant cash payments and to extinguish significant amounts of our debt. Those plans are contingent upon the actions of VWR Corporation and the completion of its initial public offering. See “Trends and Key Factors Affecting our Performance and Financial Condition” above.
We incurred a significant amount of indebtedness in connection with a merger that was completed in June 2007. Since that time, we have taken a number of actions to address pending maturity dates on our indebtedness and to take advantage of strong debt markets. We had $2,844.6 million of outstanding indebtedness as of June 30, 2014. The majority of our long-term debt obligations will mature during 2016 and 2017. We intend to reduce our leverage in advance of these maturities as we seek to refinance or otherwise satisfy these debt obligations.
As of June 30, 2014, we had $151.6 million of cash and cash equivalents on hand, and we had aggregate unused availability of $213.4 million under our multi-currency revolving loan facility and our A/R Facility. Borrowings under these facilities bear interest at variable rates and are a significant source of our liquidity. The average aggregate borrowings outstanding under these facilities during the three and six months ended June 30, 2014 were $147.2 million and $154.0 million, respectively. Periodically, our liquidity needs, including our funding of acquisition activities, cause the aggregate amount of outstanding borrowings under these facilities to fluctuate. Accordingly, the amount of credit available to us can increase or decrease based on changes in our operating cash flows, debt service requirements, working capital needs and acquisition and investment activities. Availability of funding under the A/R Facility also depends upon maintaining sufficient eligible trade accounts receivable.
Foreign exchange ceilings imposed by local governments, regulatory requirements applicable to certain of our subsidiaries and the sometimes lengthy approval processes which foreign governments require for international cash transfers may restrict our internal cash movements. We expect to reinvest a significant portion of our cash and earnings outside of the United States because we anticipate that a significant portion of our opportunities for future growth will be abroad. Thus, we have not provided U.S. federal income, state income or foreign withholding taxes on our non-U.S. subsidiaries’ undistributed earnings that have been indefinitely invested abroad. As of June 30, 2014, $138.9 million of our $151.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these foreign cash and cash equivalents were repatriated to the United States, we may be required to pay income taxes on the amounts repatriated. We do not intend to repatriate our foreign cash and cash equivalents.
Beginning June 30, 2013, the Company, at its option, became able to redeem some or all of the Subordinated Notes at any time at 102.6875% of their aggregate principal amount, plus accrued interest to the repurchase date. This redemption price was reduced to 100% of their aggregate principal amount, plus accrued interest, on June 30, 2014. The Company is required to offer to purchase the Subordinated Notes at 101% of their aggregate principal amount, plus accrued interest, if it experiences specific kinds of changes in control. We continually monitor the capital markets to determine whether the Subordinated Notes should be redeemed prior to maturity. See “Trends and Key Factors Affecting our Performance and Financial Condition — Announcement of Initial Public Offering by VWR Corporation.”
Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products and our ability to successfully implement our business strategies. We continue to assess the potential impact of current market conditions on various aspects of our liquidity, financial condition and results of operations, including, but not limited to, the continued availability and general creditworthiness of our financial instrument counterparties, the impact of market conditions on our customers, suppliers and insurers and the general recoverability of our long-lived assets and certain financial instruments, including investments held under our defined benefit pension plans.
Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with available borrowings under our credit facilities will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations prior to maturity for the foreseeable future, although no assurance can be given in this regard.

Net Debt and Net Leverage
Net Debt and Net Leverage are non-GAAP financial measurements used by our creditors, investors and management to monitor our financial condition and our continuing ability to service debt. We strongly encourage readers to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measure as discussed previously in the section entitled “Key Indicators of Performance and Financial Condition.”
The following table reconciles Net Debt from total debt and capital lease obligations and presents the calculation of Net Leverage (dollars in millions):

	June 30, 2014		December 31, 2013		June 30, 2013
Total debt and capital lease obligations	$2,844.6		$2,854.4		$2,871.9
Less:
Cash and cash equivalents	151.6		135.6		148.3
Compensating cash balance	17.0		25.9		23.0
Net Debt	2,676.0		2,692.9		2,700.6
LTM Adjusted EBITDA	442.6		418.5		400.0
Net Leverage	6.0	X	6.4	X	6.8	X
The decreases in Net Leverage at June 30, 2014 compared to prior periods were primarily attributable to increases in LTM Adjusted EBITDA.
The following table presents the reconciliation of LTM Adjusted EBITDA from net income or loss (in millions):

	Twelve Months Ended
	June 30, 2014	December 31, 2013	June 30, 2013
Net income (loss)	$29.6	$14.1	$(10.8)
Interest expense, net of interest income	186.4	190.7	197.0
Income tax provision	9.2	8.4	2.9
Depreciation and amortization	132.5	130.0	129.4
Share-based compensation expense	0.7	0.6	0.7
Net foreign currency remeasurement loss from financing activities	40.4	38.0	30.0
Impairment of goodwill	11.3	—	—
Debt refinancing fees and extinguishment losses	—	2.0	27.5
Charges associated with executive departures	—	2.2	8.4
Charges associated with restructurings and other cost reduction initiatives	32.5	32.5	16.9
Gains from changes in the estimated fair value of contingent consideration	—	—	(2.0)
LTM Adjusted EBITDA	$442.6	$418.5	$400.0

Indebtedness
On January 29, 2014, we completed an amendment of our Senior Credit Facility. Pursuant to that amendment, the Company obtained $587.5 million of senior secured U.S. dollar term loans and €573.0 million of senior secured euro term loans, proceeds from which were used to replace all outstanding term loans. The amendment lowered the interest rate margin on the term loans between 75 and 100 basis points.
As discussed previously, our parent company, VWR Corporation, intends to use a portion of the net proceeds from its planned initial public offering to redeem or repay a portion of our indebtedness. See “Trends and Key Factors Affecting our Performance and Financial Condition” above.
Our debt agreements contain a number of affirmative and negative covenants which we consider to be customary and usual. The Senior Credit Facility includes a financial maintenance covenant requiring us to maintain a Senior Secured Net Leverage Ratio (as defined in the Senior Credit Facility) of not more than 5.50:1.00. The financial maintenance covenant is only applicable if revolving loans or swingline loans are outstanding or if outstanding letters of credit (other than cash collateralized letters of credit) are in excess of $20.0 million. The indentures governing the Senior Notes and Subordinated Notes contain covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries to make restricted payments, pay dividends, incur or create additional indebtedness, issue preferred stock, make certain dispositions outside the ordinary course of business, execute certain affiliate transactions, create liens on assets of the Company and its restricted subsidiaries, and materially change our lines of business. The A/R Facility includes a consolidated interest expense test if our available liquidity is less than $125.0 million.
As of June 30, 2014, we were in compliance with all of our covenants.

Historical Cash Flows
The following table presents a summary of cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Cash flows from operating activities:
Working capital changes, net	$(32.7)	$19.1	$(51.8)
Other operating activities	101.2	74.6	26.6
Cash flows from operating activities	68.5	93.7	(25.2)
Cash flows from investing activities	(43.2)	(34.3)	(8.9)
Cash flows from financing activities	(9.0)	(47.4)	38.4
Operating Activities
Cash flows from operating activities for the six months ended June 30, 2014 decreased $25.2 million compared to the prior period. Cash flows from working capital changes decreased by $51.8 million and were partially offset by cash flows from other operating activities, which increased by $26.6 million.
The net decrease in cash flows from working capital changes was primarily attributable to comparatively lower cash flows from accounts payable and trade accounts receivable:

•
Cash flows from changes in accounts payable decreased by $30.4 million. The decrease was attributable to comparatively lower cash payments made in the 2013 period. Our cash disbursement routines follow a standardized process for payment, and we may experience fluctuations in cash flows associated with accounts payable from period to period; and

•
Cash flows from changes in trade accounts receivable decreased by $23.3 million. The decrease was attributable to our sales growth in the latter part of the 2014 period, which exceeded the rate of growth in the 2013 period, and a high rate of collections in the 2013 period on a trade accounts receivable backlog following a systems implementation in the Americas in 2012.

The net increase in cash flows from other operating activities was primarily attributable to our growth in cash profitability. For example, Adjusted EBITDA, which excludes a number of non-cash charges, increased by $24.1 million for the six months ended June 30, 2014.
We paid cash interest of $84.5 million and $81.6 million during the six months ended June 30, 2014 and 2013, respectively, a $2.9 million increase. Cash paid for interest was higher by $9.6 million in the 2014 period because of a timing difference; the 2014 period included an additional quarterly interest payment on the Subordinated Notes. Excluding this timing difference, cash paid for interest decreased $6.7 million primarily as a result of savings from the recent refinancing of our term loans and lower borrowings on our multi-currency revolving loan facility.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 increased $8.9 million compared to the prior period. Cash used for acquisitions of businesses increased $19.0 million, which was partially offset by lower capital expenditures of $10.1 million. We made a one-time investment in our Bruchal, Germany distribution facility during the 2013 period that did not recur in the 2014 period. We anticipate approximately $40 million of capital expenditures for the year ended December 31, 2014.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 decreased $38.4 million compared to the prior period primarily due to changes in our indebtedness. We had net debt repayments of $34.6 million in the 2013 period primarily attributable to our multi-currency revolving loan facility, compared to net borrowings of $2.1 million in the 2014 period.

Contractual Obligations; Critical Accounting Policies and Estimates; Off-Balance Sheet Arrangements
In May 2014, the Financial Accounting Standards Board issued comprehensive new revenue recognition guidance. The new guidance is effective for us beginning in the first quarter of 2017. We are currently evaluating the impact of this pronouncement.
There have been no other material changes since December 31, 2013 to the information disclosed in the Recently Filed Reports for contractual obligations, critical accounting policies and estimates and off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As discussed previously in Part 1, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” if our parent completes its initial public offering and uses a portion of the net proceeds to redeem any of the euro-denominated Subordinated Notes, we would expect our foreign currency exchange rate risk to be mitigated proportionately to the amount redeemed. There have been no other material changes to the quantitative and qualitative disclosures about market risk provided in the Recently Filed Reports.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
On June 24, 2014, our parent company, VWR Corporation, filed a registration statement with the SEC on Form S-1 for its initial public offering of common stock, which it amended on August 1, 2014. We have revised the risk factors disclosed in our most recently filed Annual Report on Form 10-K to conform to those disclosed in the registration statement of our parent. The revised risk factors are as follows.

Risks Related to Our Business
Our business is affected by general economic conditions in the United States, Europe and the other regions in which we operate, and unfavorable global economic conditions or instability in the capital and credit markets could adversely impact our business.
With operations in many parts of the world, the global economy has a significant impact on our business. Unfavorable economic conditions in the United States, Europe and other regions in which we operate, and volatility in the global capital and credit markets, could materially and adversely affect our business, financial condition and results of operations. In particular, a deterioration of global economic conditions, or a prolonged period of market instability, could present the following additional risks and uncertainties for our business:

•	a reduction in revenues from and/or less favorable pricing or terms with new and existing customers;

•	the inability to expand our customer base in existing or new markets;

•	difficulties in collecting trade accounts receivable;

•	an increase in product prices from our suppliers that we are not able to pass through to our customers;

•	an acceleration of payment terms with our suppliers and/or the imposition of more restrictive credit terms and other contractual requirements;

•	an increased risk of excess and obsolete inventory;

•	a reduction in research and development spending by our customers, especially those in the Biopharma industry;

•	the inability to access additional capital or refinance existing indebtedness;

•	a limited availability to enter into new derivative financial instruments; and

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets.
Our business, financial condition and results of operations may be harmed if our customers discontinue, outsource or spend less on research and development and other scientific endeavors or discontinue or lessen their relationship with us.
Our customers are engaged in research, development and production in the Biopharma, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries as well as in the education and government sectors. The amount of customer spending on research, development and production has a large impact on our sales and profitability. Our customers determine the amounts that they will spend on the basis of, among other things, general economic conditions, their financial condition and liquidity, spending priorities and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives.
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
A deterioration in general economic conditions or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by our customers across all customer segments that we serve, including the Biopharma industry as our largest customer segment. In addition, certain of our customers who depend on U.S. federal funding to finance their scientific research may be adversely impacted by U.S. federal spending cuts required by the “sequestration” mechanism in the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013. Sequestration, which went into effect in March 2013, mandates $1.2 trillion of spending reductions split between domestic and defense spending over a ten-year period. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

The substantial majority of our 50 largest customer relationships are governed by three- to five-year contracts that typically include pricing and volume incentives intended to position us as the primary provider of laboratory products and services. These contracts typically do not contain minimum purchase requirements or provide us with an exclusive supplier relationship during the term of such contract. In many cases, our customers will undertake a competitive process at the expiration of these contracts and have on occasion not selected us to continue as their provider of laboratory products and services. For example, we lost a global customer in the pharmaceutical industry in early 2012 as a result of this contract renewal process, which had an adverse impact on our net sales in 2012. The loss of one or more of our large customers, a material reduction in their purchase of products or services from us, extended disruptions or interruptions in their operations or material changes in the terms based on which we sell to them, could have a material adverse effect on our business, financial condition and results of operations.
The life science industry has and will continue to experience significant changes that could adversely affect our business.
Many of our customers in the life science industry have experienced significant changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental payments for pharmaceutical products, expirations of significant patents, lower funding for research and development and adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits. In response to these and other changes, some of our life science customers have implemented or may in the future implement actions in an effort to control and reduce costs, including:

•	development of large and sophisticated group purchasing organizations that reduces spending on laboratory products;

•	consolidation of pharmaceutical companies resulting in a rationalization of research expenditures;

•	purchasing the products that we supply directly from manufacturers;

•	closing of domestic facilities and the establishment of facilities at low-cost offshore locations; and

•	significant reductions in and/or outsourcing of research, development and production activities, including outsourcing to low-cost offshore locations.
The ability of our life science customers to develop new products to replace revenue decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the general healthcare industry may result in our customers significantly reducing their purchases of products and services from us or the prices they are willing to pay for those products or services. In addition, we will need to adapt our business to maintain existing customer relationships and develop new customer relationships as our customers consolidate or outsource certain activities domestically or to low-cost offshore locations.
We compete in a highly competitive market. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
We compete in the global laboratory products market, primarily with Thermo Fisher Scientific, which has a portion of its business dedicated to the distribution of laboratory products and services. We also compete with many smaller regional, local and specialty distributors, as well as with manufacturers of all sizes selling directly to their customers. Competitive factors include price, service and delivery, breadth of product line, customer support, e-business capabilities, service offerings and the ability to meet the special requirements of customers.
A few of our competitors have greater financial and other resources than we do. Most of our products are available from several sources, and some of our customers have relationships with several distributors. Our agreements with customers generally provide that the customer can terminate the agreement or reduce the scope of products or services provided pursuant to the agreement with little or no notice. Lack of product availability, stemming from either our inability to acquire products or interruptions in the supply of products from manufacturers, could have a material adverse effect on our ability to compete. Our competitors could also obtain exclusive rights to distribute some products, thereby foreclosing our ability to distribute these products. Vertically integrated distributors may also have an advantage with respect to the total delivered product cost of certain of their captive products. Additionally, manufacturers could increase their efforts to sell directly to consumers and effectively bypass distributors like us. Consolidation in the global laboratory products market could result in existing competitors increasing their market share, which could have a material adverse effect on our business, financial condition and results of operations. The entry of new participants in the industry could also have a material adverse effect on our ability to compete.

Our business, financial condition and results of operations depend upon maintaining our relationships with suppliers.
We offer products from a wide range of suppliers. While there is generally more than one source of supply for most of the categories of products that we sell, we currently do not manufacture the majority of our products and are dependent on these suppliers for access to those products. Our most significant supplier is Merck KGaA and its affiliates, which supplied products to us that accounted for approximately 10% of our net sales in 2013. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these agreements include less favorable pricing terms than our previous agreement. The new agreements began negatively impacting our gross margin in April 2014.
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
As part of our business strategy, we intend to continue to review and complete selective acquisition opportunities focusing initially in North America and Europe and over the longer term in other select geographies. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks:

•
we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•
acquisitions may have a material adverse effect on our business relationships with existing or future suppliers, in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	acquisitions may not meet our expectations of future financial performance;

•	we may experience delays or reductions in realizing expected synergies;

•
we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses or devote time and capital investigating a potential acquisition and not complete the transaction;

•	we may be unable to achieve our intended objectives for the transaction; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.
In addition, we may be unable to maintain uniform standards, controls, procedures and policies as we attempt to integrate the acquired businesses, and this may lead to operational inefficiencies. These factors related to our acquisition strategy, among others, could have a material adverse effect on our business, financial condition and results of operations.
We recently identified allegations of inappropriate business practices at one of our recently acquired businesses, and as a result, recognized a pre-tax impairment charge of $11.3 million during the three months ended June 30, 2014 to write down the entire carrying value of goodwill related to such business.

The international scope of our operations may adversely affect our business.
We are continuing to expand our sourcing, commercial operations and administrative activities internationally. In 2013, we derived approximately 50% of our net sales from operations outside the United States. Our ability to manage our business and conduct our operations internationally require considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Expansion has required and will continue to require us to invest significant funds and other resources. Accordingly, we face certain risks, including:

•	restrictions on foreign ownership of subsidiaries;

•	tariffs and other trade barriers and restrictions;

•	operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States;

•	differing laws or administrative practices;

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our corporate culture across all geographies;

•	business practices that are inconsistent with local or U.S. law, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or other applicable anti-bribery regulations;

•
violating sanctions established by the Office of Foreign Assets Control of the U.S. Department of the Treasury, with respect to threats to the national security, foreign policy or the economy of the United States;

•	political risks;

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
In addition, an adverse change in laws or administrative practices in countries within which we operate could have a material adverse effect on us. Our operations outside the United States also may present additional risk with respect to compliance with government regulations and licensing requirements. If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected.
In recent years, we incurred, and we may in the future incur, impairment charges related to our goodwill and other intangible assets, which could negatively impact our results of operations.
We carry significant amounts of goodwill and other intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the acquisition of the Company by affiliates of Madison Dearborn Partners, LLC in June 2007 (the “VWR Acquisition”) and acquisitions subsequent to the VWR Acquisition. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames.
Goodwill and other intangible assets with indefinite useful lives are not amortized and are tested annually for impairment, and they must also be tested for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Other amortizable intangible assets are reviewed for impairment whenever an indication of potential impairment exists. During the three months ended June 30, 2014, we recognized an $11.3 impairment of goodwill related to a recent acquisition. The results of our 2011 and 2010 impairment testing identified impairments of our goodwill and other indefinite-lived intangible assets aggregating $3.3 million and $48.1 million, respectively. The impairment charges from 2014 were associated with acquisition-specific factors, while the charges from 2011 and 2010 were associated with our former Science Education reportable segment and were due to unfavorable industry-specific factors. We continue to be subject to the risks which led to these impairment charges.

As of June 30, 2014, goodwill and other intangible assets represented approximately $3.6 billion or 69% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.
If we do not comply with existing government regulations or if we or our suppliers become subject to more onerous government regulations, we could be adversely affected.
Some of the products we offer and our operations are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation, storage, import, export and distribution of chemicals, drugs and other similar products, including the operating and security standards of the United States Drug Enforcement Administration, the Alcohol and Tobacco Tax and Trade Bureau, the Food and Drug Administration (“FDA”), the Bureau of Industry and Security and various state boards of pharmacy as well as comparable state and foreign agencies. In addition, our operational activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. We are also required to abide by the anti-corruption and anti-bribery laws of all countries in which we operate, including the FCPA. While we believe we are in compliance in all material respects with such laws and regulations, any non-compliance could result in substantial fines, penalties or assessments or otherwise restrict our ability to provide competitive products and solutions and thereby have an adverse impact on our financial condition. We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we manufacture and distribute.
If our suppliers become subject to more stringent laws, they may seek to recover any or all increased costs of compliance from us by increasing prices, and we may not be able to recover all such increased prices from our customers. Accordingly, we cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations applicable to our suppliers.
If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.
Our operations are subject to applicable antitrust and competition laws in the countries in which we conduct our business, in particular in the United States and in the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements are found to violate or infringe upon such laws, we may be subject to civil and other penalties and/or third-party claims for damages. Further, agreements that infringe upon these laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our business could be adversely affected.
We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the manufacturing, handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our global operations have involved and continue to involve the manufacturing, handling, transport and distribution of materials that are, or could be classified as toxic or hazardous, there is a risk of contamination and environmental damage inherent in our operations and the products we manufacture, handle, transport and distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. In addition, contamination resulting from our current or past operations may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.
Based on current information, we believe that any costs we may incur relating to environmental, health and safety matters will not be material. We cannot be certain, however, that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties which could have a material adverse effect on our business, financial condition and results of operations. In addition, environmental, health and safety laws and regulations are constantly evolving and it is not possible to predict accurately the effect they, or any new regulations or legislation may have in future periods.

We are subject to product liability and other claims in the ordinary course of business.
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in Asia-Pacific and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
We are also involved in various legal and regulatory cases, claims, assessments and inquiries, which are considered routine to our business. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
If we are unable to hire, train and retain key personnel, our business, financial condition and results of operations could be adversely affected.
Our success depends in large part upon our continuing ability to identify, hire, retain and motivate skilled professionals. We face intense competition for these professionals from our competitors, customers, suppliers and other companies within the industries in which we compete and the geographical regions in which we operate. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could have a significant adverse impact on our business.
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
Our infrastructure primarily consists of strategically located distribution centers and various smaller regional service centers where we receive products from manufacturers, manage inventory and fill and ship customer orders. We also ship a significant amount of our orders through various independent package delivery providers. Prompt shipment of our products is important to our business. Any significant disruptions to the operations of our distribution centers or such third parties for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond the control of us or such third parties, could cause our operating expenses to increase or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. In addition, an increase in prices by our third-party carriers, due to increases in fuel prices or otherwise, could adversely impact our financial condition and results of operations if we are unable to find alternative providers or make adjustments to our selling prices.
Problems with or failure of our information services and their connectivity to our customers, suppliers and/or certain service providers could significantly disrupt our operations, which could reduce our customer or supplier base and could harm our business, financial condition and results of operations.
Our businesses rely on sophisticated information systems to obtain, rapidly process, analyze and manage data to facilitate the purchase and distribution of millions of inventory items from numerous distribution centers; to receive, process and ship orders on a timely basis; to account for other product and service transactions with customers; to manage the accurate billing and collections for thousands of customers; and to process payments to suppliers. Our business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time, including due to the actions of third parties. To reduce our risks against unforeseen events, we continually deploy, test and refine disaster recovery and business continuity preparedness plans.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business, result in the improper disclosure or misuse of confidential or proprietary information, damage our reputation and/or increase our costs. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
In addition, we accept payment by credit card and similar payment instruments for a material portion of our sales, and our ability to accept, process and settle credit card transactions is subject to rules and regulations issued and/or amended from time to time by payment card companies, such as American Express, VISA, MasterCard and Discover. These rules and regulations, which vary based on annual transaction volume and transaction experience, require us to safeguard customer information, including applying the minimum security standards for the manner in which we capture, store, process and transmit such information. Our failure to comply with such changing rules and standards can subject us to fines, restrictions or expulsion from these card acceptance programs, which could have a material adverse effect on our business, financial condition and results of operations.
We have recently completed the implementation of an enterprise resource planning system in our U.S. laboratory products business and we plan to continue to make technology and infrastructure investments, including with respect to our enterprise resource planning and e-commerce capabilities. Our technology initiatives are designed to enhance the security, confidentiality, integrity and availability of data and systems, to ensure our operations continue to provide a high quality service to our customers and to provide important information to our management. We are continually assessing the risks and costs associated with potential problems and interruptions that could reduce the efficiency and effectiveness of our operations in the near term, looking for opportunities to transfer or share these risks with specialized information systems security providers and insuring against these risks where appropriate. Despite these efforts, the cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce our productivity, including our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business, as well as disrupt or impair our ability to provide important information to our management and investors.
We have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in every country in which we do business.
We serve our customers globally through our operations in 34 countries and use a number of registered and unregistered trademarks and service marks for our products and services, substantially all of which are owned by us. Although we have registered our material trademarks in the United States and the primary European countries in which we conduct business, we have not registered and in some cases do not own the existing applications and registrations for our material trademarks or service marks in all countries in which we conduct business. Our efforts to protect our intellectual property rights in certain countries, especially those in Asia-Pacific, may only provide us with limited protection. In addition, in some countries, we may be blocked from registering or otherwise protecting certain of our marks by others who have already registered identical or similar marks for similar goods or services, and in those cases, we run the risk of being sued for infringement or being unable to effectively establish brand identity.
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
Although the majority of our outstanding debt is denominated in U.S. dollars, as of June 30, 2014, we had €697.0 million ($955.6 million on a U.S. dollar equivalent basis as of June 30, 2014) of euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 34% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2013, 2012 and 2011, we recognized foreign exchange (losses) gains of $(38.8) million, $(14.4) million and $21.8 million, respectively.

Unanticipated increases to our income tax liabilities could adversely impact our results of operations.
As a global corporation, we are subject to income taxes and tax audits in the United States and numerous foreign jurisdictions. Judgment is required in determining our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.
In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Increases in our income tax liabilities or risks related to the realization of our deferred tax assets as a result of any of the foregoing could adversely affect our financial position or results of operations.
Risks Related to Our Indebtedness
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt or contractual obligations.
We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2014 we have outstanding indebtedness of $2,844.6 million, including our Senior Credit Facility, Senior Notes, Subordinated Notes and our A/R Facility. Our high level of debt could have important consequences to us including the following:

•	making it more difficult for us to satisfy our debt or contractual obligations;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Credit Facility and our A/R Facility, are at variable rates of interest;

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
Although the terms of the credit agreement governing the Senior Credit Facility and the indentures governing the Senior Notes and Subordinated Notes restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to significant exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. The risks that we and our subsidiaries face as a result of our leverage could intensify to the extent that we incur a significant amount of additional indebtedness.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers for covenants could result in an acceleration of the due date of our indebtedness.
The credit agreement governing our Senior Credit Facility and the indentures governing the Senior Notes and Subordinated Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indenture restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur or create additional indebtedness;

•	make investments;

•	create liens;

•	sell assets

•	enter into transactions with affiliates;

•	enter into agreements that restrict liens;

•	change our lines of business or our fiscal year; and

•	enter into mergers, consolidations and sales of substantially all assets.
Additionally, our Senior Credit Facility contains a financial maintenance covenant for the benefit of our revolving commitment lenders. Specifically, we are required to maintain a Senior Secured Net Leverage Ratio (as defined therein) of not more than 5.50:1.00. The financial maintenance covenant is only applicable if revolving loans or swing loans are outstanding or if outstanding letters of credit (other than cash collateralized letters of credit) are in excess of $20.0 million. We cannot assure you that we will be able to maintain compliance with the covenants related to our debt in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or noteholders and/or amend the covenants. In particular, if our financial condition or operating results deteriorate, our relations with our lenders and noteholders may be materially and adversely affected, which could impact our ability to obtain waivers if necessary.
Any breach of the covenants in the credit agreement or the indentures could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Credit Facility that was not cured or waived, the lenders under our Senior Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Credit Facility and our obligations under the Senior Notes and Subordinated Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Facility, the lenders under our Senior Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Credit Facility. Any such acceleration may also constitute a termination event under our A/R Facility, which could result in the amount outstanding under that facility becoming due and payable.
We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.
Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Credit Facility and our A/R Facility are scheduled to mature in 2016, and significant portions of our other long-term debt are scheduled to mature in 2017, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Credit Facility and the indentures governing our Senior Notes and Subordinated Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

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

VWR FUNDING, INC.

Date: August 14, 2014	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith