Form 10-Q
period 2014-09-30
VWR Funding, Inc.
filed 2014-11-12
CIK 1319764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 30, 2014, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at November 12, 2014 was 1,000.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$120.8	$135.6
Compensating cash balance	13.9	25.9
Trade accounts receivable, net of reserves of $13.2 and $14.8, respectively	616.4	585.6
Other receivables	47.7	68.5
Inventories	394.7	365.1
Other current assets	48.5	35.1
Total current assets	1,242.0	1,215.8
Property and equipment, net	235.4	247.6
Goodwill	1,857.7	1,926.5
Other intangible assets, net	1,613.5	1,724.5
Other assets	110.4	94.6
Total assets	$5,059.0	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$46.0	$71.0
Accounts payable	459.3	462.7
Other current liabilities	206.4	212.1
Total current liabilities	711.7	745.8
Debt and capital lease obligations, net of current portion	2,693.0	2,783.4
Deferred income taxes	465.6	446.1
Other liabilities	132.9	137.3
Total liabilities	4,003.2	4,112.6
Commitments and contingencies (Note 9)
Redeemable equity	57.1	41.1
Stockholder equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,329.4	1,353.4
Accumulated deficit	(196.8)	(300.6)
Accumulated other comprehensive (loss) income	(133.9)	2.5
Total stockholder equity	998.7	1,055.3
Total liabilities, redeemable equity and stockholder equity	$5,059.0	$5,209.0
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,114.4	$1,055.2	$3,273.7	$3,128.5
Cost of goods sold	803.9	757.0	2,339.3	2,237.2
Gross profit	310.5	298.2	934.4	891.3
Selling, general and administrative expenses	217.9	235.8	702.8	701.8
Operating income	92.6	62.4	231.6	189.5
Interest expense	(44.2)	(48.0)	(135.3)	(143.8)
Interest income	0.1	0.2	0.5	1.0
Other income (expense), net	62.3	(30.4)	67.5	(23.3)
Loss on extinguishment of debt	—	—	—	(2.0)
Income (loss) before income taxes	110.8	(15.8)	164.3	21.4
Income tax (provision) benefit	(41.0)	2.3	(60.5)	(16.4)
Net income (loss)	$69.8	$(13.5)	$103.8	$5.0
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$69.8	$(13.5)	$103.8	$5.0
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(129.6)	61.3	(137.2)	23.9
Derivative instruments:
Net unrealized gain (loss) arising during the period	0.7	(0.8)	(0.2)	2.7
Reclassification of net loss (gain) into earnings	0.7	(0.9)	0.9	(2.5)
Defined benefit plans:
Net unrealized gain arising during the period	—	—	3.7	—
Reclassification of net loss (gain) into earnings	0.3	0.4	(3.6)	1.1
Other comprehensive (loss) income	(127.9)	60.0	(136.4)	25.2
Comprehensive (loss) income	$(58.1)	$46.5	$(32.6)	$30.2
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Equity and Stockholder Equity (Unaudited)
(in millions, except share data)

	Redeemable Equity	Stockholder Equity
		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2013	$41.1	1,000	$—	$1,353.4	$(300.6)	$2.5	$1,055.3
Capital distributions to VWR Corporation related to VWR Holdings’ equity	(4.1)	—	—	(4.8)	—	—	(4.8)
Share-based compensation expense related to VWR Holdings’ equity plan	—	—	—	0.5	—	—	0.5
Reclassification to state redeemable equity at redemption value	19.7	—	—	(19.7)	—	—	(19.7)
Reclassification to other current liabilities for redeemable equity	0.4	—	—	—	—	—	—
Net income	—	—	—	—	103.8	—	103.8
Other comprehensive loss	—	—	—	—	—	(136.4)	(136.4)
Balance at September 30, 2014	$57.1	1,000	$—	$1,329.4	$(196.8)	$(133.9)	$998.7
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$103.8	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.6	96.6
Net unrealized translation (gain) loss	(70.2)	22.7
Impairment charges	11.3	—
Gain on disposition of business	(11.1)	—
Share-based compensation expense related to VWR Holdings’ equity plan	0.5	0.5
Amortization of debt issuance costs	5.6	5.7
Deferred income tax provision (benefit)	20.2	(21.8)
Loss on extinguishment of debt	—	2.0
Other, net	2.3	3.2
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(54.9)	(4.6)
Inventories	(35.1)	(15.2)
Other current assets and other assets	(10.3)	2.6
Accounts payable	14.7	40.8
Other current liabilities and other liabilities	12.8	(2.6)
Net cash provided by operating activities	87.2	134.9
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(45.4)	(26.3)
Proceeds from disposition of business, net of cash disposed	13.0	—
Capital expenditures	(23.3)	(36.3)
Other investing activities	0.5	0.2
Net cash used in investing activities	(55.2)	(62.4)
Cash flows from financing activities:
Proceeds from debt	459.9	287.9
Repayment of debt	(484.9)	(338.0)
Net change in bank overdrafts	(16.3)	(221.7)
Net change in compensating cash balance	12.0	217.8
Capital contributions from VWR Corporation related to VWR Holdings’ equity plan	—	1.0
Capital distributions to VWR Corporation related to VWR Holdings’ equity	(8.9)	(5.8)
Other financing activities	(1.1)	(2.3)
Net cash used in financing activities	(39.3)	(61.1)
Effect of exchange rate changes on cash	(7.5)	1.3
Net (decrease) increase in cash and cash equivalents	(14.8)	12.7
Cash and cash equivalents at beginning of period	135.6	139.8
Cash and cash equivalents at end of period	$120.8	$152.5
Supplemental disclosures of cash flow information:
Cash paid for interest	$138.8	$154.8
Cash paid for income taxes, net	26.9	26.4
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations
VWR Funding Inc., together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ product needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.

(2)	Basis of Presentation
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”). Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 15.
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
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Recently Filed Reports. Those audited consolidated financial statements include a summary of our significant accounting policies, to which there have been no material changes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc., its subsidiaries and certain accounts of our parent companies after the elimination of intercompany balances and transactions. The following describes our corporate organization following the completion of VWR Corporation’s initial public offering and the exercise of the underwriters’ option to purchase additional shares (see Note 16), as well as the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Through October 7, 2014, VWR Corporation was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. On October 7, 2014, VWR Corporation completed an initial public offering of common stock, and on November 5, 2014, the underwriters completed their purchase of additional shares of common stock pursuant to their option (see Note 16). As a result of these events, VWR Corporation is approximately 23% owned by public investors.

Our consolidated balance sheets reflect the investment cost basis of VWR Holdings in the assets and liabilities acquired in a merger in June 2007 and the estimated fair values of those assets and liabilities at that time. This resulted in a significant increase in the carrying value of our identifiable intangible assets and goodwill. In addition, we re-valued our pension obligations, recorded significant deferred income taxes and incurred substantial additional indebtedness. Private equity funds managed by Madison Dearborn Partners, LLC and Avista Capital Partners, L.P. (collectively, the “Sponsors”) hold a controlling interest in VWR Holdings.
VWR Holdings also sponsors a share-based compensation program for the benefit of certain of our employees and others. We present the expense related to this program in our consolidated statements of operations and related changes to equity in our consolidated statements of redeemable equity and stockholder equity. We also present as redeemable equity in our consolidated balance sheets the redemption value of the portion of VWR Holdings’ equity related to this program to the extent that redemption is outside of VWR Holdings’ or our control.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 in connection with a merger as VWR Investors, Inc. and has no operations other than its ownership of us. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation.

•
VWR Funding, Inc. and subsidiaries — We are a wholly-owned subsidiary of VWR Corporation and the sole issuer of our indebtedness. Our debt agreements contain covenants that limit our ability to, among other things, pay dividends to VWR Corporation.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2017. We are continuing to evaluate the impact of this pronouncement.
In April 2014, the FASB issued new guidance applicable to disposals of components of an entity. The new guidance raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures about disposals. The guidance is effective for annual periods beginning on or after December 15, 2014, with early adoption permitted. We early adopted this guidance on July 1, 2014. As a result of adopting this guidance, we reported the results of a disposed business as part of our continuing operations. See Note 5.

(4)	Acquisitions
Our results of operations include the effects of certain business acquisitions noted below (collectively, the “Acquisitions”) as well as other miscellaneous acquisitions:

•	on September 8, 2014, we acquired Klinipath BV and its affiliates (collectively, “Klinipath”), a distributor of equipment, consumables and reagents based in The Netherlands and Belgium;

•	on June 1, 2014, we acquired a business, and in August 2014, we subsequently rescinded the purchase agreement, receiving a full refund of the purchase price. See Note 5;

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
None of the Acquisitions had an individually material impact on our consolidated financial statements. The Acquisitions were funded through a combination of cash and cash equivalents on hand and incremental borrowings under our credit facilities. The results of TEK, UBI and CR Lab have been included in our Americas segment, and the results of Klinipath, Basan UK and Prolab have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment. The results of the disposed business were included in our Americas segment from June 1, 2014 through its disposition in August 2014.

The aggregate purchase price, net of cash acquired, for acquisitions made during 2014 was $45.3 million, comprised of $9.6 million of net tangible assets acquired, $13.7 million of acquired identifiable intangible assets and a residual amount of $22.0 million allocated to goodwill. The weighted average estimated life of amortizable intangible assets acquired during 2014 was 9.1 years. The purchase price allocations for the acquisitions of TEK, Peqlab and Klinipath are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,117.1	$1,069.8	$3,288.4	$3,180.9
Net income (loss)	69.9	(12.6)	104.4	5.6
These results do not purport to be indicative of the results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2013, or of our future results of operations.
On November 7, 2014 and through unrelated transactions, we acquired Integra Companies, Inc. (“Integra”) and STI Components, Inc. (“STI”), each a distributor of high-purity fluid handling components and custom engineered solutions serving the bioprocess chemicals and consumables market in the United States. Collectively, Integra and STI have annual net sales of $45 million.

(5)	Disposition of Business
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business. We determined that the circumstances surrounding these allegations represented indicators of impairment as of June 30, 2014. We first evaluated the recoverability of associated long-lived assets and concluded no impairment was required. We then performed an interim goodwill impairment assessment at the component business level because standalone financial information continued to be available and the acquisition had not yet been integrated into one of our existing reporting units. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized a pre-tax impairment charge of $11.3 million during the three months ended June 30, 2014, such charge being included within our Americas reportable segment and classified in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated financial statements. See Note 8(b) for a discussion of non-recurring fair value measurements made in connection with our interim impairment testing.
In August 2014, following our recognition of the above noted impairment, we entered into an agreement with the former shareholders of the business to rescind the purchase agreement. Subsequently, we received a full refund of the purchase price. As a result, we recognized a gain on disposition of $11.1 million during the three months ended September 30, 2014, such gain being included in our Americas reportable segment and classified in SG&A expenses in the accompanying condensed consolidated financial statements.

(6)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2013	$1,021.0	$905.5	$1,926.5
Acquisitions (Note 4)	12.5	9.0	21.5
Currency translation	(5.3)	(73.7)	(79.0)
Impairment (Note 5)	(11.3)	—	(11.3)
Balance at September 30, 2014	$1,016.9	$840.8	$1,857.7
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,223.5	$206.6	$1,016.9	$1,216.3	$195.3	$1,021.0
EMEA-APAC	840.8	—	840.8	905.5	—	905.5
Total	$2,064.3	$206.6	$1,857.7	$2,121.8	$195.3	$1,926.5
The following table presents the components of other intangible assets (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,456.7	$523.5	$933.2	$1,494.2	$479.9	$1,014.3
Other	36.5	21.1	15.4	90.4	70.0	20.4
Total	1,493.2	544.6	948.6	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	664.9	—	664.9	689.8	—	689.8
Other intangible assets	$2,158.1	$544.6	$1,613.5	$2,274.4	$549.9	$1,724.5
Amortization expense was $21.1 million and $23.0 million for the three months ended September 30, 2014 and 2013, respectively, and $67.7 million and $68.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(7)	Debt and Capital Lease Obligations
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
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	September 30, 2014			December 31, 2013
	Interest Terms	Rate	Amount
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.51%	$717.9	$789.1
U.S. dollar-denominated term loans	LIBOR plus 3.25%	3.40%	583.0	587.5
Multi-currency revolving loan facility	Various rates	—	—	12.6
Senior Credit Facility			1,300.9	1,389.2
Senior Notes	Fixed rate	7.25%	750.0	750.0
Subordinated Notes	Fixed rate	10.75%	518.9	533.4
A/R Facility	LIBOR plus 1.50%	1.65%	124.1	124.2
Compensating cash balance			13.9	25.9
Capital lease obligations			16.9	18.6
Other debt			14.3	13.1
Debt and capital lease obligations			$2,739.0	$2,854.4

Current portion of debt and capital lease obligations			$46.0	$71.0
Debt and capital lease obligations, net of current portion			2,693.0	2,783.4
Debt and capital lease obligations			$2,739.0	$2,854.4

(a)	Senior Credit Facility
At September 30, 2014, we had $223.4 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less: undrawn letters of credit outstanding of $17.9 million.
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
At September 30, 2014, we had $29.7 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (1) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $165.2 million, calculated as a percentage of eligible trade accounts receivable; less (2) undrawn letters of credit outstanding of $11.4 million; and (3) outstanding borrowings of $124.1 million.
On November 5, 2014, the underwriters of the IPO completed their purchase of additional shares of common stock pursuant to their option. We intend to use a portion of the net proceeds from the purchase to repay a portion of outstanding borrowings under the A/R Facility. See Note 16.

(c)	Subordinated Notes
On October 17, 2014, we used the proceeds from a capital contribution by VWR Corporation to redeem a significant portion of our Subordinated Notes. On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining Subordinated Notes, following the exercise of the underwriters’ option to purchase additional shares of common stock in VWR Corporation’s initial public offering. See Note 16.

(8)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt, capital lease obligations and foreign currency forward contracts. Our financial instruments held or issued by a number of institutions, which reduces the risk of material non-performance.

(a)	Assets and Liabilities for which Fair Value is Disclosed
The carrying amounts of cash and cash equivalents and compensating cash balance are stated at their fair value (Level 1 measurements). The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of our primary debt instruments (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Credit Facility	$1,300.9	$1,291.1	$1,389.2	$1,400.4
Senior Notes	750.0	783.8	750.0	806.3
Subordinated Notes	518.9	519.2	533.4	559.7
The fair values of our primary debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to their primarily short-term nature.
We have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain business transactions. At September 30, 2014, the notional value of foreign currency forward contracts was $52.8 million, and their fair value was immaterial.

(b)	Non-Recurring Fair Value Measurements
As discussed in Note 4, we acquired certain businesses in 2014 and measured the fair value of acquired net assets. The carrying amounts of net tangible assets acquired approximated fair value due to their short-term nature (Level 2 measurements). We estimated the fair value of acquired identifiable intangible assets using discounted cash flow techniques, which included estimates of future cash flows consistent with projections used to determine the price we paid to acquire the businesses, discounted at a rate of return that reflects the relative risk of the cash flows (Level 3 measurements).
As discussed in Note 5, we estimated the fair value of a business we subsequently disposed of in connection with an interim impairment assessment as of June 30, 2014. We estimated the fair value of the component business using an income approach (Level 3 measurement) and concluded that its fair value approximated its net tangible asset value, thereby requiring an impairment of all goodwill previously recognized. The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with recently discovered inappropriate business practices and expected customer attrition. Our estimates were principally based upon our knowledge and experience, and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.

(9)	Commitments and Contingencies
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we source from various manufacturers or produce ourselves, as well as from the services we provide. Our exposure to such claims may increase as we seek to increase the geographic scope of our sourcing activities and sales of private label products and to the extent that we expand our manufacturing operations. We maintain insurance policies, including product liability insurance, and in many cases the manufacturers of the products we distribute have indemnified us against such claims. We cannot assure you that our insurance coverage or indemnification agreements with manufacturers will be available in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our manufacturers and our manufacturers’ insurers, as well as legal enforcement under the local laws governing the arrangements. In particular, as we seek to expand our sourcing from manufacturers in the Asia-Pacific region and other developing locations, we expect that we will increase our exposure to potential defaults under the related indemnification arrangements. Insurance coverage in general or coverage for certain types of liabilities, such as product liability or patent infringement in these developing markets may not be readily available for purchase or cost-effective for us to purchase. Furthermore, insurance for liability relating to asbestos, lead and silica exposure is not available, and we do not maintain insurance for product recalls. Accordingly, we could be subject to uninsured and unindemnified future liabilities, and an unfavorable result in a case for which adequate insurance or indemnification is not available could result in a material adverse effect on our business, financial condition and results of operations.
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
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.6 million as of September 30, 2014.

(10)	Restructuring Activities
In September 2013, we initiated a global restructuring program designed to enhance our interaction with customers and suppliers, improve the efficiency of the Company’s operations and reduce operating expenses (collectively, the “Program”). The Program involved transitioning the management of our European organization from a national to regional basis, refining customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, the Company will also exit a variety of relatively small distribution and other facilities in North America, Europe and Asia. We expect the Program will enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. Substantially all actions under the Program are expected to be completed in 2014.
During 2013, the Company recognized restructuring charges under the Program of $32.5 million, of which $7.6 million related to the Americas segment and $24.9 million related to the EMEA-APAC segment. These charges primarily related to severance and other employment-related costs and were primarily included in SG&A expenses in our statements of operations. We expect that no additional charges will be incurred under the Program.
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2013	$18.4	$0.6	$19.0
Cash payments	(15.2)	(0.1)	(15.3)
Balance at September 30, 2014	$3.2	$0.5	$3.7

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

(a)	U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	1.9	2.2	6.5	6.6
Expected return on plan assets	(3.5)	(3.9)	(10.9)	(11.7)
Recognized net actuarial gain	(0.1)	—	(0.3)	—
Gain from partial settlement	—	—	(6.9)	—
Net periodic pension income	$(1.6)	$(1.6)	$(11.1)	$(4.6)
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
The Company made no contributions to the U.S. Retirement Plan during the nine months ended September 30, 2014 and expects to make no contributions during the remainder of 2014.

(b)	Non-U.S. Benefit Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$0.3	$0.3	$1.1	$1.0
Interest cost	1.7	1.5	5.1	4.4
Expected return on plan assets	(1.4)	(1.1)	(4.3)	(3.3)
Recognized net actuarial loss	0.6	0.5	1.6	1.5
Net periodic pension cost	$1.2	$1.2	$3.5	$3.6
The Company made aggregate contributions to the German, French and UK Plans of $0.4 million during the nine months ended September 30, 2014 and expects to make contributions of $0.2 million during the remainder of 2014.

(12)	Other Income (Expense), net
Other income (expense), net, consists of foreign currency exchange gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are substantially unrealized and relate to the weakening or strengthening of the euro against the U.S. dollar, respectively. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro.
We intend to use the proceeds from a capital contribution from VWR Corporation to redeem all of our outstanding Subordinated Notes, a portion of which are denominated in euros. The redemption of the euro-denominated Subordinated Notes will reduce the exposure to changes in foreign currency exchange rates, described previously, in future periods. See Note 16.

(13)	Income Taxes

(a)	Income Tax Provision
The tax provisions recognized during the three and nine months ended September 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax provisions recognized during the three and nine months ended September 30, 2013, were primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized. In addition, our tax provisions were partially offset by tax benefits associated with losses recognized in our domestic operations.

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
During the nine months ended September 30, 2014, our reserve for unrecognized tax benefits increased by $4.0 million primarily as a result of tax positions we expect to take or took across various jurisdictions. At September 30, 2014, our reserve for unrecognized tax benefits was $61.9 million, exclusive of interest and penalties. While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(14)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2013	$13.3	$(2.1)	$(8.7)	$2.5
Net unrealized (loss) gain arising during the period	(137.2)	(0.2)	3.7	(133.7)
Reclassification of net loss (gain) into earnings	—	0.9	(3.6)	(2.7)
Balance at September 30, 2014	$(123.9)	$(1.4)	$(8.6)	$(133.9)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into components of earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Component of Earnings	2014	2013	2014	2013
Derivative instruments	Cost of goods sold	$0.7	$(1.4)	$0.9	$(4.1)
	Interest expense	0.2	0.2	0.5	0.5
	Loss on extinguishment of debt	—	—	—	0.4
	Income tax provision	(0.2)	0.3	(0.5)	0.7
		$0.7	$(0.9)	$0.9	$(2.5)

Defined benefit plans	Selling, general and administrative expenses	$0.3	$0.6	$(6.1)	$1.6
	Income tax provision	—	(0.2)	2.5	(0.5)
		$0.3	$0.4	$(3.6)	$1.1
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	$(0.3)	$0.3	$0.2	$(1.0)
Reclassification of net income tax (benefit) provision into earnings	(0.2)	0.3	(0.5)	0.7
Defined benefit plans:
Net unrealized income tax provision arising during the period	—	—	(2.4)	—
Reclassification of net income tax (benefit) provision into earnings	—	(0.2)	2.5	(0.5)

(15)	Segment Financial Information
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia-Pacific (collectively, “EMEA-APAC”). Both the Americas and EMEA-APAC reportable segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical, biotechnology, agricultural, chemical, environmental, food and beverage, healthcare, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
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
The following table presents reportable segment financial information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Americas	$635.5	$608.4	$1,818.7	$1,791.3
EMEA-APAC	478.9	446.8	1,455.0	1,337.2
Total	$1,114.4	$1,055.2	$3,273.7	$3,128.5
Operating income:
Americas	$50.1	$31.1	$102.2	$85.7
EMEA-APAC	42.5	31.3	129.4	103.8
Total	$92.6	$62.4	$231.6	$189.5
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.

(16)	Subsequent Events
Initial Public Offering by VWR Corporation
On October 7, 2014, our parent company, VWR Corporation, completed its initial public offering of common stock (the “IPO”) by issuing 25.5 million common shares at a price of $21.00 per share. After deducting underwriting discounts, commissions and other offering costs, the IPO resulted in net proceeds of approximately $502 million.
On October 31, 2014, the underwriters of the IPO exercised their option to purchase an additional 3.9 million shares of common stock at the public offering price of $21.00 per share (the “Additional Sale”), granted to them in connection with the IPO. The Additional Sale closed on November 5, 2014. After deducting underwriting discounts and commissions, the Additional Sale resulted in net proceeds of approximately $76 million.
In connection with the IPO and the Additional Sale, we and VWR Corporation entered into a number of transactions (collectively, the “Transactions”) that will have a significant impact to our financial position and results of operations:

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Corporation, which in turn paid a dividend of the same amount to VWR Holdings (the “Holdings Dividend”).

•
On October 7, 2014: (i) we terminated a management services agreement with affiliates of the Sponsors (the “Management Services Agreement”); (ii) VWR Corporation executed an income tax receivable agreement with VWR Holdings, which will be funded by us; (iii) VWR Corporation awarded options to purchase shares of its common stock to certain of our employees and directors under a new stock-based compensation plan; (iv) VWR Corporation adopted the VWR Corporation Employee Stock Purchase Plan; and (v) we received a capital contribution from VWR Corporation, representing the net proceeds from the sale of common shares in the IPO (the “IPO Contribution”).

•	On October 17, 2014, we redeemed approximately $502 million of the Subordinated Notes using the proceeds from the IPO Contribution.

•
On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining outstanding Subordinated Notes on December 3, 2014, using a portion of the proceeds from the Additional Sale, which VWR Corporation later contributed to us (the “Additional Sale Contribution”). We intend to use the remaining proceeds from the Additional Sale Contribution first to repay any borrowings outstanding under our multi-currency revolving loan facility and finally to repay borrowings under our A/R Facility.

•	On November 5, 2014, VWR Corporation received the net proceeds from the sale of common shares in the Additional Sale and made the Additional Sale Contribution to us.
The following sections provide additional information about the Transactions and their anticipated effect on our future reported results.
Termination of Management Services Agreement
Prior to the completion of the IPO, we were a party to the Management Services Agreement with affiliates of the Sponsors pursuant to which we paid them an aggregate annual management fee of $2.0 million and reimbursed them for out-of-pocket expenses. Our Sponsors agreed to terminate this agreement on October 7, 2014 in connection with the IPO. As a result of the termination, we expect to pay additional fees to our Board of Directors of $0.3 million annually.
Income Tax Receivable Agreement
On October 7, 2014, in connection with the completion of the IPO, VWR Corporation entered into an income tax receivable agreement with VWR Holdings, which will be funded by us. The agreement will provide for the payment to VWR Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized (or are deemed to be realized in the case of a change of control, certain divestitures or certain other events) as a result of the utilization of our and our subsidiaries’ net operating losses generated in periods prior to the IPO. Based on our current taxable income estimates, we expect to pay approximately $172 million related to this agreement. This liability will be reported as a noncurrent payable to affiliates on our consolidated balance sheet.

2014 Equity Incentive Plan
In connection with the IPO, VWR Corporation adopted the VWR Corporation 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan provides for up to 11.5 million shares of VWR Corporation common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. The 2014 Plan was adopted by the Board of Directors on September 9, 2014. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
On October 1, 2014, in connection with the pricing of the IPO, 3.5 million stock options were granted under the 2014 Plan.
Employees were granted 3.2 million options having a grant date fair value of $6.70 per option, using the following inputs: an expected term of 5.00 years, 33% volatility and a risk free rate of 1.77%. The options are unvested on the date of grant and will vest over five years, with 40 percent vesting on the second anniversary of the date of grant and five percent vesting quarterly thereafter, subject to the recipient continuously providing services to the Company through each such date.
Directors were granted 0.3 million options having a grant date fair value of $6.19 per option, using the following inputs: an expected term of 4.31 years, 33% volatility and a risk free rate of 1.68%. The options are unvested on the date of grant and will vest quarterly over three years, subject to the recipient continuously providing services to us through each such date.
All of the stock options have a seven-year term, and the exercise price of the options is the initial public offering price of $21.00. Any unvested options will be forfeited upon any termination of the recipient, and will fully vest upon a change-in-control provided that the recipient has not been terminated prior to such change-in-control.
VWR Corporation Employee Stock Purchase Plan
In connection with the IPO, VWR Corporation adopted the VWR Corporation Employee Stock Purchase Plan (the “VWR ESPP”). The VWR ESPP became effective October 7, 2014, but the first offering period will not commence until specifically authorized by the administering committee. The VWR ESPP is generally designed to encourage employees to become stockholders and to increase their ownership of VWR Corporation common stock. The number of shares of VWR Corporation common stock reserved for issuance under the VWR ESPP is 2.0 million shares.
Redemption of Subordinated Notes
On October 17, 2014, we redeemed approximately $502 million in aggregate principal amount of the Subordinated Notes using the IPO Contribution and paid $2.7 million of interest accrued through the redemption date.
On October 31, 2014, we issued a notice to holders of the Subordinated Notes that we will redeem all remaining outstanding Subordinated Notes on December 3, 2014, using a portion of the proceeds from the Additional Sale Contribution at a redemption price of 100%, plus accrued and unpaid interest through the redemption date. The notice followed the exercise of the underwriters’ option to purchase additional shares of common stock in the IPO.
In connection with the redemptions, we expect to incur an aggregate $3.2 million loss on extinguishment of debt, net of a $1.9 million income tax benefit, resulting from the write-off of unamortized deferred financing costs related to the Subordinated Notes.
Unaudited Pro Forma Condensed Consolidated Financial Statements
The following unaudited pro forma condensed consolidated financial statements present our estimates of the financial effects that the Transactions would have had on our historical balance sheet at September 30, 2014, had the Transactions occurred on the balance sheet date, and on our historical statements of operations for the three and nine months ended September 30, 2014, had the Transactions occurred on January 1, 2014.
The unaudited pro forma condensed consolidated statements of operations do not include certain non-recurring costs and expenses that we incurred in connection with the Transactions, as such charges will not have an ongoing impact on our financial results, including the write-off of $3.2 million in unamortized deferred financing costs, net of income taxes, that will be recognized in connection with the redemption of the Subordinated Notes.
The unaudited pro forma condensed consolidated statements of operations should not be considered indicative of actual results that would have been achieved had the Transactions actually occurred on January 1, 2014, and do not purport to indicate condensed consolidated results of operations for any future period.

Unaudited Pro Forma Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2014
	Historical	Pro Forma Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$120.8	$—	(A)	$120.8
Compensating cash balance	13.9	—		13.9
Trade accounts receivable, net	616.4	—		616.4
Other receivables	47.7	—		47.7
Inventories	394.7	—		394.7
Other current assets	48.5	(5.2)	(B)	43.3
Total current assets	1,242.0	(5.2)		1,236.8
Property and equipment, net	235.4	—		235.4
Goodwill	1,857.7	—		1,857.7
Other intangible assets, net	1,613.5	—		1,613.5
Other assets	110.4	(4.6)	(C)	105.8
Total assets	$5,059.0	$(9.8)		$5,049.2
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$46.0	$—	(D)	$46.0
Accounts payable	459.3	—		459.3
Other current liabilities	206.4	(5.2)	(B)	201.2
Total current liabilities	711.7	(5.2)		706.5
Debt and capital lease obligations, net of current portion	2,693.0	(553.0)	(E)	2,140.0
Deferred income taxes	465.6	(1.9)	(C)	463.7
Due to affiliate	—	172.0	(F)	172.0
Other liabilities	132.9	—		132.9
Total liabilities	4,003.2	(388.1)		3,615.1
Redeemable equity	57.1	—		57.1
Stockholder equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—		—
Additional paid-in capital	1,329.4	381.0	(G)	1,710.4
Accumulated deficit	(196.8)	(3.2)	(C)	(200.0)
Accumulated other comprehensive loss	(133.9)	0.5	(C)	(133.4)
Total stockholder equity	998.7	378.3		1,377.0
Total liabilities, redeemable equity and stockholder equity	$5,059.0	$(9.8)		$5,049.2

Unaudited Pro Forma Condensed Consolidated Statements of Operations
(in millions)

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Historical	Pro Forma Adjustments		Pro Forma	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$1,114.4	$—		$1,114.4	$3,273.7	$—		$3,273.7
Cost of goods sold	803.9	—		803.9	2,339.3	—		2,339.3
Gross profit	310.5	—		310.5	934.4	—		934.4
Selling, general and administrative expenses	217.9	0.9	(H)	218.8	702.8	2.4	(H)	705.2
Operating income	92.6	(0.9)		91.7	231.6	(2.4)		229.2
Interest expense	(44.2)	14.8	(I)	(29.4)	(135.3)	44.7	(I)	(90.6)
Interest income	0.1	—		0.1	0.5	—		0.5
Other income (expense), net	62.3	(13.5)	(J)	48.8	67.5	(14.5)	(J)	53.0
Income before income taxes	110.8	0.4		111.2	164.3	27.8		192.1
Income tax provision	(41.0)	(0.1)	(K)	(41.1)	(60.5)	(10.2)	(K)	(70.7)
Net income	$69.8	$0.3		$70.1	$103.8	$17.6		$121.4
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

A.	Reflects adjustments to cash and cash equivalents as follows (in millions):

September 30, 2014
Borrowings under multi-currency revolving loan facility to fund Holdings Dividend	25.0
Payment of Holdings Dividend	(25.0)
IPO Contribution and Additional Sale Contribution	578.0
Use of proceeds from IPO Contribution and Additional Sale Contribution:
Redemption of Subordinated Notes	(518.9)
Repayment of borrowings under multi-currency revolving loan facility	(25.0)
Repayment of borrowings under A/R Facility	(34.1)
Pro forma adjustment to cash and cash equivalents	$—

B.
Reflects the reversal of $5.2 million of fees incurred through September 30, 2014 related to the IPO that were capitalized and accrued in the historical balance sheet pending completion of the IPO. Upon completion of the IPO, the fees were deducted from the net proceeds from the IPO and were reflected as reduced capital contributions from VWR Corporation in the pro forma balance sheet.

C.
Reflects a loss on extinguishment of debt of $3.2 million, net of income taxes, caused by the write-off of deferred financing costs related to the Subordinated Notes that were redeemed in connection with the IPO. The amounts written off include $4.6 million and $0.5 million of deferred financing costs that were classified in other assets and accumulated other comprehensive loss, respectively, and the related deferred tax liability of $1.9 million, calculated using an effective tax rate of 37.0%.

D.
Reflects borrowings of $25.0 million under our multi-currency revolving loan facility to fund the Holdings Dividend and the subsequent repayment of $25.0 million using a portion of the proceeds from the Additional Sale Contribution.

E.
Reflects the redemption of $518.9 million of Subordinated Notes and the repayment of $34.1 million of borrowings under the A/R Facility using a portion of the proceeds from the IPO Contribution and the Additional Sale Contribution.

F.
Reflects the recognition of a liability to VWR Corporation of $172.0 million, which represents approximately 85% of the applicable deferred tax assets under the terms of the income tax receivable agreement that VWR Corporation executed in connection with the IPO, which will be funded by us.

G.
Reflects: (i) the $25.0 million payment of the Holdings Dividend; (ii) the recognition of the $172.0 million liability under the income tax receivable agreement; (iii) the receipt of the $502.0 million IPO Contribution; and (iv) the receipt of the $76.0 million Additional Sale Contribution.

H.
Reflects: (i) stock compensation expense of $1.3 million and $3.7 million for the three and nine months ended September 30, 2014, respectively, related to stock options issued in connection with the IPO; and (ii) the elimination of $0.5 million and $1.5 million of fees under the Management Services Agreement for the three and nine months ended September 30, 2014, respectively, which was terminated in connection with the IPO, net of an expected $0.1 million and $0.2 million increase in fees payable to the Board of Directors, respectively.

I.
Reflects: (i) the elimination of $14.7 million and $44.3 million of historical interest expense for the Subordinated Notes, including the amortization of deferred financing fees, for the three and nine months ended September 30, 2014, respectively, that were redeemed using proceeds from the IPO Contribution and the Additional Sale Contribution; (ii) decreases of $0.1 million and $0.4 million to interest expense for the three and nine months ended September 30, 2014, respectively, resulting from the repayment of a portion of outstanding borrowings under the A/R Facility using a portion of the proceeds from the Additional Sale Contribution.

J.
Reflects the elimination of the historical net unrealized exchange gain of $13.5 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, relating to euro-denominated Subordinated Notes that were redeemed in connection with the IPO.

K.	Represents the income tax effect resulting from the Transactions using the effective income tax rate of 37.0% and 36.8% for the three and nine months ended September 30, 2014, respectively.
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

Condensed Consolidating Balance Sheets
September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2.3	$2.3	$116.2	$—	$120.8
Compensating cash balance	—	—	13.9	—	13.9
Trade accounts receivable, net	—	11.9	604.5	—	616.4
Other receivables	—	12.0	35.7	—	47.7
Inventories	—	195.1	199.6	—	394.7
Other current assets	5.4	16.8	26.3	—	48.5
Intercompany receivables	87.8	524.5	20.1	(632.4)	—
Total current assets	95.5	762.6	1,016.3	(632.4)	1,242.0
Property and equipment, net	—	115.4	120.0	—	235.4
Goodwill	—	918.4	939.3	—	1,857.7
Other intangible assets, net	—	910.7	702.8	—	1,613.5
Investment in subsidiaries	2,950.1	1,900.7	—	(4,850.8)	—
Other assets	171.2	73.1	19.3	(153.2)	110.4
Intercompany loans	999.9	66.5	581.1	(1,647.5)	—
Total assets	$4,216.7	$4,747.4	$3,378.8	$(7,283.9)	$5,059.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$13.6	$0.1	$32.3	$—	$46.0
Accounts payable	—	235.3	224.0	—	459.3
Other current liabilities	9.5	69.1	127.8	—	206.4
Intercompany payables	0.5	42.7	589.2	(632.4)	—
Total current liabilities	23.6	347.2	973.3	(632.4)	711.7
Debt and capital lease obligations, net of current portion	2,556.2	0.7	136.1	—	2,693.0
Deferred income taxes	—	423.7	195.1	(153.2)	465.6
Other liabilities	0.1	26.8	106.0	—	132.9
Intercompany loans	581.0	999.3	67.2	(1,647.5)	—
Total liabilities	3,160.9	1,797.7	1,477.7	(2,433.1)	4,003.2
Redeemable equity	57.1	—	—	—	57.1
Total stockholder equity	998.7	2,949.7	1,901.1	(4,850.8)	998.7
Total liabilities, redeemable equity and stockholder equity	$4,216.7	$4,747.4	$3,378.8	$(7,283.9)	$5,059.0

Condensed Consolidating Balance Sheets
December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$133.1	$—	$135.6
Compensating cash balance	—	—	25.9	—	25.9
Trade accounts receivable, net	—	6.8	578.8	—	585.6
Other receivables	0.1	23.1	45.3	—	68.5
Inventories	—	158.9	206.2	—	365.1
Other current assets	0.7	7.7	26.7	—	35.1
Intercompany receivables	67.0	434.6	5.9	(507.5)	—
Total current assets	67.8	633.6	1,021.9	(507.5)	1,215.8
Property and equipment, net	—	118.6	129.0	—	247.6
Goodwill	—	916.5	1,010.0	—	1,926.5
Other intangible assets, net	—	944.6	779.9	—	1,724.5
Investment in subsidiaries	2,954.6	1,955.7	—	(4,910.3)	—
Other assets	234.0	58.4	14.2	(212.0)	94.6
Intercompany loans	1,028.1	92.3	464.8	(1,585.2)	—
Total assets	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$26.8	$1.1	$43.1	$—	$71.0
Accounts payable	—	220.9	241.8	—	462.7
Other current liabilities	19.4	54.8	137.9	—	212.1
Intercompany payables	0.1	23.9	483.5	(507.5)	—
Total current liabilities	46.3	300.7	906.3	(507.5)	745.8
Debt and capital lease obligations, net of current portion	2,645.8	0.7	136.9	—	2,783.4
Deferred income taxes	—	438.2	219.9	(212.0)	446.1
Other liabilities	0.2	25.8	111.3	—	137.3
Intercompany loans	495.8	1,000.5	88.9	(1,585.2)	—
Total liabilities	3,188.1	1,765.9	1,463.3	(2,304.7)	4,112.6
Redeemable equity	41.1	—	—	—	41.1
Total stockholder equity	1,055.3	2,953.8	1,956.5	(4,910.3)	1,055.3
Total liabilities, redeemable equity and stockholder equity	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$569.4	$555.4	$(10.4)	$1,114.4
Cost of goods sold	—	425.1	389.2	(10.4)	803.9
Gross profit	—	144.3	166.2	—	310.5
Selling, general and administrative expenses	0.7	105.4	128.5	(16.7)	217.9
Operating (loss) income	(0.7)	38.9	37.7	16.7	92.6
Interest (expense) income, net	(43.9)	(7.5)	7.3	—	(44.1)
Other income (expense), net	68.0	12.5	(1.5)	(16.7)	62.3
Income before income taxes and equity in earnings of subsidiaries	23.4	43.9	43.5	—	110.8
Income tax provision	(8.9)	(18.1)	(14.0)	—	(41.0)
Equity in earnings of subsidiaries, net of tax	55.3	29.5	—	(84.8)	—
Net income	$69.8	$55.3	$29.5	$(84.8)	$69.8
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$540.2	$526.1	$(11.1)	$1,055.2
Cost of goods sold	—	406.0	362.1	(11.1)	757.0
Gross profit	—	134.2	164.0	—	298.2
Selling, general and administrative expenses	0.7	112.8	138.5	(16.2)	235.8
Operating (loss) income	(0.7)	21.4	25.5	16.2	62.4
Interest expense, net	(37.2)	(7.5)	(3.1)	—	(47.8)
Other income (expense), net	(35.3)	4.6	16.5	(16.2)	(30.4)
(Loss) income before income taxes and equity in earnings of subsidiaries	(73.2)	18.5	38.9	—	(15.8)
Income tax benefit (provision)	28.4	(12.8)	(13.3)	—	2.3
Equity in earnings of subsidiaries, net of tax	31.3	25.6	—	(56.9)	—
Net (loss) income	$(13.5)	$31.3	$25.6	$(56.9)	$(13.5)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,624.5	$1,680.9	$(31.7)	$3,273.7
Cost of goods sold	—	1,209.7	1,161.3	(31.7)	2,339.3
Gross profit	—	414.8	519.6	—	934.4
Selling, general and administrative expenses	2.2	342.1	407.5	(49.0)	702.8
Operating (loss) income	(2.2)	72.7	112.1	49.0	231.6
Interest (expense) income, net	(115.7)	(22.7)	3.6	—	(134.8)
Other income (expense), net	73.5	27.5	15.5	(49.0)	67.5
(Loss) income before income taxes and equity in earnings of subsidiaries	(44.4)	77.5	131.2	—	164.3
Income tax benefit (provision)	16.7	(33.6)	(43.6)	—	(60.5)
Equity in earnings of subsidiaries, net of tax	131.5	87.6	—	(219.1)	—
Net income	$103.8	$131.5	$87.6	$(219.1)	$103.8
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,578.2	$1,583.4	$(33.1)	$3,128.5
Cost of goods sold	—	1,187.3	1,083.0	(33.1)	2,237.2
Gross profit	—	390.9	500.4	—	891.3
Selling, general and administrative expenses	2.4	335.5	412.5	(48.6)	701.8
Operating (loss) income	(2.4)	55.4	87.9	48.6	189.5
Interest expense, net	(111.1)	(21.9)	(9.8)	—	(142.8)
Other income (expense), net	(19.9)	20.6	24.6	(48.6)	(23.3)
Loss on extinguishment of debt	(2.0)	—	—	—	(2.0)
(Loss) income before income taxes and equity in earnings of subsidiaries	(135.4)	54.1	102.7	—	21.4
Income tax benefit (provision)	51.6	(31.9)	(36.1)	—	(16.4)
Equity in earnings of subsidiaries, net of tax	88.8	66.6	—	(155.4)	—
Net income	$5.0	$88.8	$66.6	$(155.4)	$5.0

Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$69.8	$55.3	$29.5	$(84.8)	$69.8
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(129.6)	(129.6)	(129.6)	259.2	(129.6)
Derivative instruments:
Net unrealized gain arising during the period	0.7	0.7	0.7	(1.4)	0.7
Reclassification of net loss into earnings	0.7	0.5	0.5	(1.0)	0.7
Defined benefit plans:
Reclassification of net loss into earnings	0.3	0.3	0.3	(0.6)	0.3
Other comprehensive loss	(127.9)	(128.1)	(128.1)	256.2	(127.9)
Comprehensive loss	$(58.1)	$(72.8)	$(98.6)	$171.4	$(58.1)
Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended September 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(13.5)	$31.3	$25.6	$(56.9)	$(13.5)
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	61.3	61.3	61.3	(122.6)	61.3
Derivative instruments:
Net unrealized loss arising during the period	(0.8)	(0.8)	(0.8)	1.6	(0.8)
Reclassification of net gain into earnings	(0.9)	(1.0)	(1.0)	2.0	(0.9)
Defined benefit plans:
Reclassification of net loss into earnings	0.4	0.4	0.4	(0.8)	0.4
Other comprehensive income	60.0	59.9	59.9	(119.8)	60.0
Comprehensive income	$46.5	$91.2	$85.5	$(176.7)	$46.5

Condensed Consolidating Statements of Comprehensive Income or Loss
Nine Months Ended September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$103.8	$131.5	$87.6	$(219.1)	$103.8
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(137.2)	(137.2)	(137.2)	274.4	(137.2)
Derivative instruments:
Net unrealized loss arising during the period	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Reclassification of net loss into earnings	0.9	0.6	0.6	(1.2)	0.9
Defined benefit plans:
Net unrealized gain arising during the period	3.7	3.7	—	(3.7)	3.7
Reclassification of net (gain) loss into earnings	(3.6)	(3.6)	0.9	2.7	(3.6)
Other comprehensive loss	(136.4)	(136.7)	(135.9)	272.6	(136.4)
Comprehensive loss	$(32.6)	$(5.2)	$(48.3)	$53.5	$(32.6)
Condensed Consolidating Statements of Comprehensive Income or Loss
Nine Months Ended September 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$5.0	$88.8	$66.6	$(155.4)	$5.0
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	23.9	23.9	23.9	(47.8)	23.9
Derivative instruments:
Net unrealized gain arising during the period	2.7	2.7	2.7	(5.4)	2.7
Reclassification of net gain into earnings	(2.5)	(3.0)	(3.0)	6.0	(2.5)
Defined benefit plans:
Reclassification of net loss into earnings	1.1	1.1	1.1	(2.2)	1.1
Other comprehensive income	25.2	24.7	24.7	(49.4)	25.2
Comprehensive income	$30.2	$113.5	$91.3	$(204.8)	$30.2

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(133.0)	$31.5	$188.7	$—	$87.2
Cash flows from investing activities:
Intercompany investing transactions	168.5	155.3	—	(323.8)	—
Acquisitions of businesses	—	(13.3)	(32.1)	—	(45.4)
Proceeds from disposition of business	—	13.0	—	—	13.0
Capital expenditures	—	(13.1)	(10.2)	—	(23.3)
Other investing activities, net	—	—	0.5	—	0.5
Net cash provided by (used in) investing activities	168.5	141.9	(41.8)	(323.8)	(55.2)
Cash flows from financing activities:
Intercompany financing transactions	—	(168.5)	(155.3)	323.8	—
Proceeds from debt	413.9	—	46.0	—	459.9
Repayment of debt	(437.1)	(1.0)	(46.8)	—	(484.9)
Other financing activities, net	(10.0)	(4.1)	(0.2)	—	(14.3)
Net cash used in financing activities	(33.2)	(173.6)	(156.3)	323.8	(39.3)
Effect of exchange rate changes on cash	—	—	(7.5)	—	(7.5)
Net increase (decrease) in cash and cash equivalents	2.3	(0.2)	(16.9)	—	(14.8)
Cash and cash equivalents at beginning of period	—	2.5	133.1	—	135.6
Cash and cash equivalents at end of period	$2.3	$2.3	$116.2	$—	$120.8

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(126.7)	$12.2	$249.4	$—	$134.9
Cash flows from investing activities:
Intercompany investing transactions	205.0	226.9	—	(431.9)	—
Acquisitions of businesses	—	(13.6)	(12.7)	—	(26.3)
Capital expenditures	—	(16.3)	(20.0)	—	(36.3)
Other investing activities, net	—	0.2	—	—	0.2
Net cash provided by (used in) investing activities	205.0	197.2	(32.7)	(431.9)	(62.4)
Cash flows from financing activities:
Intercompany financing transactions	—	(205.0)	(226.9)	431.9	—
Proceeds from debt	230.1	—	57.8	—	287.9
Repayment of debt	(302.6)	—	(35.4)	—	(338.0)
Other financing activities, net	(7.0)	(3.9)	(0.1)	—	(11.0)
Net cash used in financing activities	(79.5)	(208.9)	(204.6)	431.9	(61.1)
Effect of exchange rate changes on cash	—	—	1.3	—	1.3
Net (decrease) increase in cash and cash equivalents	(1.2)	0.5	13.4	—	12.7
Cash and cash equivalents at beginning of period	1.2	3.3	135.3	—	139.8
Cash and cash equivalents at end of period	$—	$3.8	$148.7	$—	$152.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
All of our equity securities are owned by VWR Corporation, a reporting company under the Securities Act of 1934. Pursuant to General Instruction H(2)(a) of this Quarterly Report on Form 10-Q, we have omitted the information called for by this item and have included in its place a management’s narrative analysis of material changes in our results of operations since December 31, 2013, the end of the most recent annual period covered by the Recently Filed Reports described below.
The following reports recently filed with the United States Securities and Exchange Commission (“SEC,” and collectively the “Recently Filed Reports”) contain information important to an understanding of management’s narrative analysis and other parts of this report:

•	on March 3, 2014, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”); and

•
on May 14, 2014, we filed a Current Report on Form 8-K to update certain disclosures made in the Annual Report for the change in our reportable segments discussed in Note 15 to Part I, Item 1 — “Financial Statements.”

This discussion and analysis should be read in conjunction with the Recently Filed Reports, the condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.”

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
You should understand that the following important factors, in addition to those referenced in Part II, Item 1A — “Risk Factors,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	unfavorable political, economic, capital and credit market conditions in the regions where we operate;

•	changes in our customers’ research and development and other scientific endeavors;

•	changes to the life science industry adversely affecting our business;

•	increased competition from other companies in our industry and our ability to increase our market shares in the geographic regions where we operate;

•	our ability to maintain relationships with our customers and suppliers;

•	our ability to consummate and integrate recent and future acquisitions;

•	the international scope of our operations;

•	the need to record impairment charges against our goodwill, other intangible and/or other long-lived assets;

•	existing and increased government regulations to which we and our suppliers are subject;

•	our ability to comply with applicable antitrust or competition laws;

•	increased costs to comply with environmental, health and safety laws and regulations;

•	product liability and other claims in the ordinary course of business;

•	our ability to hire, train and retain executive officers and other key personnel;

•	significant interruptions in the operations of our distribution centers or the operations of our suppliers;

•	failure of our information services and its connectivity to our customers, suppliers and/or certain service providers;

•	our failure to register and in some cases own the existing applications and registrations for our material trademarks or service marks in certain countries where we do business;

•	foreign currency exchange rate fluctuations; and

•	unanticipated increases to our income tax liabilities.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under the federal securities laws.

Results of Operations
This discussion and analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the three and nine months ended September 30, 2014 and 2013. We have derived this data from our condensed consolidated financial statements included elsewhere in this report. Where material to an understanding of our results of operations, we provide commentary related to each of our reportable segments and quantify both the contribution from acquisitions, to the extent not present in the comparable period, and the impact of changes in foreign currency exchange rates.
Effective January 1, 2014, we changed our reportable segments to align with our new basis of managing the business. We have recast all reportable segment financial data herein to conform to the current segment presentation. For more information, see Note 15 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”
The following table presents a summary of our results of operations (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Net sales	$1,114.4	$1,055.2	$59.2	5.6%	$3,273.7	$3,128.5	$145.2	4.6%
Gross margin	27.9%	28.3%	(40)	basis points	28.5%	28.5%	zero	basis points
Operating income	$92.6	$62.4	$30.2	48.4%	$231.6	$189.5	$42.1	22.2%
Net income (loss)	69.8	(13.5)	83.3	*	103.8	5.0	98.8	*

*	Not meaningful
Our consolidated results of operations for the periods presented were impacted by the following trends and key factors:

•	Our net sales growth trend in 2014 continued to improve from the second quarter to the third quarter, driven by global volume growth and favorable pricing in the Americas;

•
Operating income improved in both 2014 periods, while gross margin decreased in the quarterly period. Changes to our agreements with Merck KGaA in Europe negatively impacted our gross margin in the second and third quarters of 2014, and were partially offset by more efficient pricing and a more favorable product and customer sales mix in the Americas. Operating income further benefited from cost reductions realized from our 2013 global restructuring program;

•
Business acquisitions and changes in foreign currency exchange rates improved our consolidated operating results. Foreign currency translation generally was neutral to our results in the third quarter and generally favorable to our results in the year-to-date period;

•
Operating income and net income include recognition of an $11.3 million impairment in the year-to-date 2014 period, an $11.1 million gain on the disposition of a recently-acquired business in both 2014 periods and $11.9 million of restructuring charges in the 2013 periods; and

•
Net income and loss also include the net gain or loss from the remeasurement of euro-denominated debt on our U.S. dollar-denominated balance sheet. In the 2014 periods, the weakening of the euro reduced the value of our debt in U.S. dollars, favorably impacting net income. In the 2013 periods, the strengthening of the euro increased the value of our debt in U.S. dollars, negatively impacting net income and loss.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$635.5	$608.4	$27.1	4.5%	$1,818.7	$1,791.3	$27.4	1.5%
EMEA-APAC	478.9	446.8	32.1	7.2%	1,455.0	1,337.2	117.8	8.8%
Total	$1,114.4	$1,055.2	$59.2	5.6%	$3,273.7	$3,128.5	$145.2	4.6%
Net sales for the three and nine months ended September 30, 2014 increased $59.2 million or 5.6% and increased $145.2 million or 4.6%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused net sales to increase by $26.6 million for the nine months ended September 30, 2014. Recent acquisitions caused net sales to increase by $16.2 million and to increase by $49.4 million for the three and nine months ended September 30, 2014, respectively. The remaining increases in net sales were attributable to higher sales volume in both segments and efficient pricing in the Americas.
Net sales in our Americas segment for the three and nine months ended September 30, 2014 increased $27.1 million or 4.5% and increased $27.4 million or 1.5%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to decrease by $2.8 million and to decrease by $13.4 million for the three and nine months ended September 30, 2014, respectively. Recent acquisitions caused net sales to increase by $9.5 million and to increase by $32.4 million for the three and nine months ended September 30, 2014, respectively. The remaining improvement in net sales was driven by overall higher sales volume and more favorable pricing. For the three-month period, net sales to Biopharma and industrial customers as a group increased by mid single-digit rates, while net sales to educational and governmental customers decreased by low to mid single-digit rates. Over that same period, net sales of consumables increased by mid single-digit rates, while net sales of capital goods increased by low single-digit rates. Our results by customer and product group were less favorable for the nine-month period primarily due to unfavorable weather conditions in the United States in the first quarter of 2014.
Net sales in our EMEA-APAC segment for the three and nine months ended September 30, 2014 increased $32.1 million or 7.2% and increased $117.8 million or 8.8%, respectively, compared to the prior periods. Changes in foreign currency rates caused net sales to increase by $2.9 million and to increase by $40.0 million for the three and nine months ended September 30, 2014, respectively. Recent acquisitions caused net sales to increase by $6.7 million and to increase by $17.0 million for the three and nine months ended September 30, 2014, respectively. The remaining improvement in net sales was driven by overall higher sales volume. In both the three- and nine-month periods, comparable net sales improved across all primary product groups and customer segments by mid to high single-digit rates, driven by higher sales volume compared to prior periods.
Gross Profit
The following table presents gross profit, gross profit changes and gross profit as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Gross profit	$310.5	$298.2	$12.3	4.1%	$934.4	$891.3	$43.1	4.8%
Gross margin	27.9%	28.3%	(40)	basis points	28.5%	28.5%	zero	basis points
Gross profit for the three and nine months ended September 30, 2014 increased $12.3 million or 4.1% and increased $43.1 million or 4.8%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused gross profit to increase by $9.4 million for the nine months ended September 30, 2014. Recent acquisitions caused gross profit to increase by $5.1 million and to increase by $16.2 million for the three and nine months ended September 30, 2014, respectively. The remaining increases were driven by comparable net sales growth and, in the three-month period, were partially offset by lower gross margin as discussed below.
Gross margin for the three and nine months ended September 30, 2014 decreased 40 basis points to 27.9% and was flat at 28.5%, respectively, compared to the prior periods. Changes to our agreements with Merck KGaA negatively impacted our gross margins in both the three- and nine-month periods, as discussed previously. In the nine-month period, these changes were substantially offset by efficient pricing and, to a lesser extent, a more favorable product and customer sales mix, especially in the Americas.

Selling, General and Administrative Expenses
The following table presents selling, general and administrative (“SG&A”) expenses, changes in SG&A expenses and SG&A expenses as a percentage of net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
SG&A expenses	$217.9	$235.8	$(17.9)	(7.6)%	$702.8	$701.8	$1.0	0.1%
SG&A expenses as a percentage of net sales	19.6%	22.3%	(270)	basis points	21.5%	22.4%	(90)	basis points
SG&A expenses for the three and nine months ended September 30, 2014 decreased $17.9 million or 7.6% and increased $1.0 million or 0.1%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused SG&A expenses to increase by $5.5 million for the nine months ended September 30, 2014. Recent acquisitions caused SG&A expenses to increase by $4.2 million and to increase by $12.9 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business (see Note 5 to Part I, Item 1 — “Financial Statements”) for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $11.4 million of restructuring charges. Absent these items, SG&A expenses from comparable operations increased slightly for the three-month period and decreased for the nine-month period as a result of: (i) increased employee compensation provisions in the 2014 periods, offset by (ii) lower overall personnel costs in the 2014 periods, including savings from our 2013 global restructuring program and (ii) for the nine-month period of 2014, a gain on the partial settlement of our U.S. Retirement Plan (see Note 11(a) to Part I, Item 1 — “Financial Statements”).
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	%	2014	2013	Amount	%
Americas	$50.1	$31.1	$19.0	61.1%	$102.2	$85.7	$16.5	19.3%
EMEA-APAC	42.5	31.3	11.2	35.8%	129.4	103.8	25.6	24.7%
Total	$92.6	$62.4	$30.2	48.4%	$231.6	$189.5	$42.1	22.2%
Operating income for the three and nine months ended September 30, 2014 increased $30.2 million or 48.4% and increased $42.1 million or 22.2%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $3.9 million for the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.9 million and to increase by $3.3 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $11.9 million of restructuring charges. Absent these items, operating income from comparable operations increased primarily due to comparable improvements in gross profit and, in the nine-month period, lower SG&A expenses.
Operating income in our Americas segment for the three and nine months ended September 30, 2014 increased $19.0 million or 61.1% and increased $16.5 million or 19.3%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $0.6 million for the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.5 million and to increase by $2.3 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three months ended September 30, 2014, we recognized an $11.1 million gain on the disposition of a recently-acquired business for which a related impairment charge of $11.3 million was recognized in the nine-month period, and during the three and nine months ended September 30, 2013, we recognized $5.8 million of restructuring charges. Absent these items, operating income from comparable operations increased due to an increase in second and third quarter comparable net sales, gross margin improvement and the changes in SG&A expenses described above.

Operating income in our EMEA-APAC segment for the three and nine months ended September 30, 2014 increased $11.2 million or 35.8% and increased $25.6 million or 24.7%, respectively, compared to the prior periods. Changes in foreign currency rates had almost no effect for the three months ended September 30, 2014 and caused operating income to increase by $3.3 million for the the nine months ended September 30, 2014. Recent acquisitions caused operating income to increase by $0.4 million and to increase by $1.0 million for the three and nine months ended September 30, 2014, respectively. Additionally, during the three and nine months ended September 30, 2013, we recognized $6.1 million of restructuring charges. Absent these items, the remaining increase in operating income was primarily due to comparable net sales growth and lower overall personnel costs resulting from our 2013 global restructuring program and other cost savings initiatives.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the three and nine months ended September 30, 2014 was $44.1 million and $134.8 million, respectively, compared to $47.8 million and $142.8 million for the three and nine months ended September 30, 2013, respectively. Net interest expense decreased as a result of lower rates of interest on our term loans, which we refinanced in January 2014, and from lower average borrowings under our multi-currency revolving loan facility.
Other Income (Expense), Net
Other income (expense), net, for the three and nine months ended September 30, 2014 was $62.3 million and $67.5 million, respectively, compared to $(30.4) million and $(23.3) million for the three and nine months ended September 30, 2013, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
In connection with an amendment of our Senior Credit Facility on January 31, 2013, we recognized a loss on extinguishment of debt of $2.0 million representing the write-off of unamortized deferred financing costs.
Income Taxes
For the three months ended September 30, 2014 and 2013, we recognized an income tax provision of $41.0 million and an income tax benefit of $2.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we recognized income tax provisions of $60.5 million and $16.4 million, respectively.
The tax provisions recognized during the three and nine months ended September 30, 2014 were primarily the result of taxes on operating profits in our foreign and domestic operations as well as from an increase in valuation allowances primarily attributable to our foreign operations.
The tax benefit recognized during the three months ended September 30, 2013 was primarily the result of benefits from domestic operating losses, including our recognition of interest expense and net exchange losses. The tax provision recognized during the nine months ended September 30, 2013 was primarily the result of taxes on operating profits in our foreign operations and from our recognition of valuation allowances associated with foreign net operating loss carryforwards and other foreign deferred tax assets that are not expected to be realized, partially offset by tax benefits associated with losses recognized in our domestic operations.
Critical Accounting Policies and Estimates
For information about new accounting standards, see Note 3 to our condensed consolidated financial statements located in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
Refer to Part II, Item 1A — “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

Item 5.	Other Information
Director Nomination Agreement
On October 7, 2014, in connection with the closing of the IPO, our parent company, VWR Corporation, entered into a director nomination agreement (the “Director Nomination Agreement”) with VWR Holdings. The Director Nomination Agreement provides that VWR Holdings has the right to designate nominees for election to the board of directors for so long as VWR Holdings beneficially owns 10% or more of the total number of shares of VWR Corporation’s common stock then outstanding. Madison Dearborn Partners may cause VWR Holdings to assign its designation rights under the Director Nomination Agreement to Madison Dearborn Partners or to a Madison Dearborn Partners affiliate so long as Madison Dearborn Partners and its affiliates are the beneficial owners of 50% or more of VWR Holdings’ voting equity interests.
The number of nominees that VWR Holdings is entitled to designate under this agreement will bear the same proportion to the total number of members of the board of directors as the number of shares of VWR Corporation’s common stock beneficially owned by VWR Holdings bears to the total number of shares of the Company’s common stock outstanding, rounded up to the nearest whole number. In addition, VWR Holdings shall be entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director’s term regardless of VWR Holdings’ beneficial ownership at such time. VWR Holdings shall also have the right to have its designees participate on committees of the board of directors proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. This agreement will terminate at such time as VWR Holdings owns less than 10% of VWR Corporation’s outstanding common stock.

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

VWR Funding, Inc.

Date: November 12, 2014	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document