Form 10-K
period 2014-12-31
VWR Funding, Inc.
filed 2015-03-13
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-124100

VWR Funding, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2445503
(State of incorporation)	(I.R.S. Employer Identification No.)
Radnor Corporate Center, Building One, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
(Address of principal executive offices)
(610) 386-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No
As of June 30, 2014, there was no established public market for the registrant’s common stock, par value $0.01 per share. The number of shares of the registrant’s common stock outstanding at March 9, 2015, was 1,000.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form using the reduced disclosure format as permitted by those instructions.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-K
For the fiscal year ended December 31, 2014

i

Glossary of Commonly Used Terms

Term	Description
VWR Funding, the Company, we, us, our	VWR Funding, Inc. and its consolidated subsidiaries
Additional Sale	the sale of VWR Corporation common stock pursuant to the underwriters’ option to purchase additional shares in the IPO
Americas	a geographically-defined reportable segment covering North, Central and South America
A/R Facility	an accounts receivable securitization facility due 2016
Biopharma	the combination of the pharmaceutical and biotechnology sectors
EMEA-APAC	a geographically-defined reportable segment covering Europe, Middle East, Africa and Asia-Pacific
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	the Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
IPO	the initial public offering of VWR Corporation, which occurred on October 1, 2014 and closed on October 7, 2014
ITRA	the income tax receivable agreement between VWR Corporation and VWR Holdings
SEC	The United States Securities and Exchange Commission
Senior Credit Facility	a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility
Senior Notes	7.25% unsecured senior notes due 2017
SG&A expenses	selling, general and administrative expenses as defined by GAAP and SEC regulations
Sponsors	Madison Dearborn Partners, LLP, Avista Capital Partners, L.P. and their affiliates
Subordinated Notes	10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014
VWR Acquisition	the 2007 merger through which we became controlled by our Sponsors
VWR Corporation	VWR Corporation, our parent company
VWR Holdings	Varietal Distribution Holdings, LLC, the parent company of VWR Corporation

ii

Cautionary Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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
You should understand that the following important factors, in addition to those discussed in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

iii

PART I

Item 1.	Business
All of our equity securities are owned by VWR Corporation, a reporting company which has filed all of the material required to be filed pursuant to Sections 13, 14 and 15(d) of the Exchange Act. Pursuant to General Instruction I(2)(d), a brief description of our business is furnished below.
We are a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Our portfolio includes chemicals, reagents, consumables, durable products and scientific equipment and instruments with a range of complexity and sophistication. We offer most of the leading branded products to the customer segments we serve. Our private label products enhance our branded product offerings by providing additional choice at varying price points to our customers. We complement our branded and private label product portfolio with value-added service offerings marketed under the “VWRCATALYST” brand, including sourcing and procurement, logistics, chemical and equipment tracking and sample management. We have recently expanded our service offerings to include more complex scientific research support services, such as DNA extraction, bioreactor servicing and compound management. In addition, we offer custom manufacturing solutions, including buffers, reagents and other chemicals used in biopharmaceutical and industrial applications and production processes. We believe these growing value-added service offerings integrate us within our customers’ critical operational processes and further differentiate our value proposition from that of our competitors. We believe our range of offerings and capabilities enhances our ability to expand our addressable market and gain market share leading to incremental net sales and profits.

Item 1A.	Risk Factors
There are many factors that affect our business and our results of operations, some of which are beyond our control. The following is a description of some important factors that may cause our results of operations or financial condition in future periods to differ materially from those currently expected or desired.

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
While we report our consolidated financial results in U.S. dollars, we derive a significant portion of our sales and incur costs in foreign currencies (principally the euro, the British pound sterling, the Canadian dollar and the Swiss franc) from our operations outside the United States. For example, in 2014 approximately one-half of our net sales came from our operations outside the United States. Fluctuations in the relative values of currencies occur from time to time and could adversely affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. This could also make it more difficult to pay amounts due on our debt, the majority of which is denominated in U.S. dollars.
Although the majority of our outstanding debt is denominated in U.S. dollars, as of December 31, 2014 we had €567.1 million ($686.7 million on a U.S. dollar equivalent basis) of euro-denominated debt recorded on our U.S. dollar-denominated balance sheet, which constitutes approximately 33% of our total outstanding debt. As a result, our operating results are exposed to foreign currency risk with respect to this indebtedness. Specifically, during times of a weakening U.S. dollar, the relative value of this debt would increase, which would require us to record foreign exchange losses. For example, during the years ended December 31, 2014, 2013 and 2012, we recognized a net foreign currency remeasurement gain (loss) of $90.9 million, $(38.8) million and $(14.4) million, respectively.
Our business, financial condition and results of operations depend upon maintaining our relationships with suppliers.
We offer products from a wide range of suppliers. While there is generally more than one source of supply for most of the categories of products that we sell, we currently do not manufacture the majority of our products and are dependent on these suppliers for access to those products. Our most significant supplier is Merck KGaA and its affiliates, which supplied products to us that accounted for approximately 9% of our net sales in 2014. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these agreements include less favorable pricing terms than our previous agreement. The new agreements began negatively impacting our gross margin in April 2014.
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
As part of our business strategy, we intend to continue to review and complete selective acquisition opportunities focusing initially in North America and Europe and, over the longer term, in other select geographies. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks:

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
We are continuing to expand our sourcing, commercial operations and administrative activities internationally. In 2014, we derived approximately one-half of our net sales from operations outside the United States. Our ability to manage our business and conduct our operations internationally require considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Expansion has required and will continue to require us to invest significant funds and other resources. Accordingly, we face certain risks, including:

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

•	restrictions imposed by foreign governments on international cash transfers;

•	fluctuations in foreign currency exchange rates; and

•	potentially adverse tax consequences of operating in multiple international jurisdictions.
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
We carry significant amounts of goodwill and other intangible assets, including indefinite-lived intangible assets, on our balance sheet as a result of the VWR Acquisition and acquisitions subsequent to the VWR Acquisition. Our intangible assets with finite useful lives primarily relate to customer and supplier relationships and are amortized over their respective estimated useful lives on a straight-line basis. Our indefinite-lived intangible assets relate to our trademarks and tradenames.
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
Future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge:

•	During 2014, we recognized an $11.3 million impairment of goodwill related to a recent acquisition, which was associated with acquisition-specific factors.

•
Our expected net sales, cash flow performance or market conditions could be adversely affected due to, among other things, negative macroeconomic or industry-specific factors. For example, in 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, resulting primarily from factors specific to the science education industry, while in 2008, we recognized impairment charges of $392.1 million related primarily to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly traded companies, a decline in the trading price of VWR Corporation’s common stock or control premiums derived from market transactions.

As of December 31, 2014, goodwill and other intangible assets represented approximately $3.4 billion or 69% of our total assets. We may recognize additional impairment charges in the future should our operating results, market conditions or fair value assumptions decline due to, among other things, ongoing or worsening economic instability and volatility or other macroeconomic or industry-specific pressures, including but not limited to rising interest rates.
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in sales to these customers.
We sell products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

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
We are also involved in various disputes, litigation and regulatory matters incidental to our business, including employment matters, commercial disputes, government contract compliance matters, disputes regarding environmental clean-up costs, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
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
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches could disrupt our business and/or our supply chain, result in the improper disclosure or misuse of confidential or proprietary information, damage our reputation and/or increase our costs. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
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
As a global corporation, our business is subject to a wide variety of U.S. federal, state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will impact our income tax provision or our income tax assets and liabilities. We are also subject to income tax audits in the United States and numerous foreign jurisdictions. Judgment is required in determining our global provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Tax authorities in the various jurisdictions in which we have a presence and conduct business may disagree with our tax positions and assess additional taxes.
In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Increases in our income tax liabilities or risks related to the realization of our deferred tax assets as a result of any of the foregoing could adversely affect our financial position or results of operations.
As a U.S. company doing business in international markets through subsidiaries, we are subject to intercompany pricing rules in the jurisdictions where we operate. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully offset the adjustment in the other jurisdictions; which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit shifting. If these guidelines are formally adopted by the OECD, individual taxing jurisdictions may also adopt some form of these guidelines as well. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change.
Risks Related to Our Indebtedness
Our substantial indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt or contractual obligations.
We have a substantial amount of debt, which requires us to make significant interest and principal payments. At December 31, 2014, we had outstanding indebtedness of $2,111.9 million, including our Senior Credit Facility, Senior Notes and our A/R Facility. Our high level of debt could have important consequences to us including the following:

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
Although the terms of the credit agreement governing the Senior Credit Facility and the indenture governing the Senior Notes restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to significant exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. The risks that we and our subsidiaries face as a result of our leverage could intensify to the extent that we incur a significant amount of additional indebtedness.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with, cure breaches of, or obtain waivers for covenants could result in an acceleration of the due date of our indebtedness.
The credit agreement governing our Senior Credit Facility and the indenture governing the Senior Notes contain, and agreements governing future debt issuances may contain, covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The credit agreement and the indenture restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur or create additional indebtedness;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	purchase or redeem stock;

•	make investments;

•	create liens;

•	sell assets and subsidiary stock;

•	enter into transactions with affiliates;

•	enter into agreements that restrict dividends and liens;

•	change our lines of business or our fiscal year; and

•	enter into mergers, consolidations and sales of substantially all assets.
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
Any breach of the covenants in the credit agreement or the indenture could result in a default of the obligations under such debt and cause a default under other debt. If there were an event of default under the credit agreement related to our Senior Credit Facility that was not cured or waived, the lenders under our Senior Credit Facility could cause all amounts outstanding with respect to the borrowings under the Senior Credit Facility to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our Senior Credit Facility and our obligations under the Senior Notes if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Senior Credit Facility, the lenders under our Senior Credit Facility could institute foreclosure proceedings against the assets securing borrowings under the Senior Credit Facility. Any such acceleration may also constitute a termination event under our A/R Facility, which could result in the amount outstanding under that facility becoming due and payable.
We may not be able to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.
Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Credit Facility, our A/R Facility or from other sources may not be available to us in an amount sufficient to enable us to make required interest payments on our indebtedness or to fund our other liquidity needs, including capital expenditure requirements, investments, acquisitions and other transactions that are important to the execution of our business strategy. Additionally, the revolving loan portion of our Senior Credit Facility and our A/R Facility are scheduled to mature in 2016, and significant portions of our other long-term debt are scheduled to mature in 2017, and we will need to refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as selling assets, seeking additional equity or debt capital on commercially unreasonable terms or reducing or delaying important business transactions. Our Senior Credit Facility and the indenture governing our Senior Notes restrict our ability to sell assets and use the proceeds from such sales for purposes other than debt payment obligations.

The interests of our controlling stockholders may conflict with your interests.
Private equity funds managed by Madison Dearborn Partners indirectly own a majority of our common stock through their control of VWR Holdings. The interests of these funds as equity holders may conflict with your interests. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and liquidity position, subject to the restrictions in our debt agreements. In addition, these funds have the indirect power to elect a majority of our Board of Directors and appoint new officers and management and, therefore, effectively could control many other major decisions regarding our operations. Furthermore, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We are required to pay our ultimate pre-IPO owners for certain tax benefits to the extent realized by us (or deemed realized by us in the case of a change of control, certain divestitures or certain other events), which amounts are expected to be material and, in some instances, may exceed the tax benefits actually realized by us.
Our parent company, VWR Corporation, has entered into an ITRA with its pre-IPO stockholder, VWR Holdings. The ITRA provides for the payment by VWR Corporation to VWR Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it along with its domestic subsidiaries, including us, actually realizes as a result of the utilization of its pre-IPO net operating loss carryforwards.
The actual utilization of net operating losses as well as the timing of any payments under the ITRA will vary depending upon a number of factors, including the amount, character and timing of VWR Corporation’s and its domestic subsidiaries’ taxable income in the future. We expect that the payments that will be required to be made under the ITRA will be material and VWR Corporation may seek to have us support its payment obligations under the ITRA.
At December 31, 2014, we reported a liability of $172.9 million due to VWR Corporation related to the ITRA, which represents 85% of the full amount of applicable recognized deferred tax assets related to VWR Corporation’s and its domestic subsidiaries’ domestic net operating loss carryforwards. Any future changes in the realizability of net operating loss carryforwards that were generated prior to the IPO will impact the amount that will ultimately be paid to VWR Holdings, if any.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Additionally, deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We operate more than 160 facilities, which aggregate in excess of five million square feet, including offices, warehouse space and manufacturing facilities. We maintain our corporate headquarters in Radnor, Pennsylvania for executive, financial, legal, information systems, marketing and other administrative activities. Our European executive, financial, legal, information systems, marketing and other administrative activities are in Darmstadt, Germany and Haasrode, Belgium.
The following table sets forth information with respect to our principal distribution and other office facilities:

Location	Owned/Leased	Size (sq. ft.)	Type of Facility
Americas:
Batavia, Illinois	Owned	360,000	Distribution
Bridgeport, New Jersey	Owned	369,475	Distribution
Denver, Colorado	Leased	130,091	Distribution
Franklin, Massachusetts	Leased	55,486	Distribution
Lachine, Quebec, Canada	Owned	52,000	Distribution, manufacturing and offices
Manati, Puerto Rico	Owned	130,450	Distribution
Mexico City, Mexico	Leased	63,948	Distribution
Mississauga, Ontario, Canada	Leased	110,194	Distribution
Radnor, Pennsylvania	Leased	149,858	Offices
Rochester, New York	Owned	339,600	Distribution, assembly and offices
Solon, Ohio	Leased	175,815	Distribution, manufacturing and offices
Sugar Land, Texas	Leased	62,280	Distribution
Suwanee, Georgia	Leased	168,925	Distribution
Tualatin, Oregon	Leased	56,400	Distribution
Visalia, California	Owned	500,000	Distribution
Wangara, Australia	Leased	63,261	Distribution, manufacturing and offices
EMEA-APAC:
Briare, France	Owned/Leased	358,675	Distribution, repackaging and mixing
Bruchsal, Germany	Owned	218,906	Distribution
Darmstadt, Germany	Leased	58,007	Offices
Debrecen, Hungary	Leased	67,188	Distribution, repackaging and mixing
Dublin, Ireland	Leased	77,067	Distribution
Haasrode, Belgium	Owned	201,447	Offices, distribution, repackaging and mixing
Karlskoga, Sweden	Leased	129,167	Distribution
Kelsterbach, Germany	Leased	59,642	Distribution
Llinars del Vallés, Spain	Leased	72,955	Distribution
Lutterworth, United Kingdom	Leased	183,205	Distribution
Shanghai, China	Leased	31,000	Distribution and offices
Singapore	Leased	74,034	Distribution
We also lease various regional distribution centers and service facilities globally that support our sales and warehouse functions. Our facility located in Batavia, Illinois is subject to a mortgage lien under the Senior Credit Facility.

Item 3.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 10 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Stock
There is no established public trading market for our common stock. The number of shares of our common stock, $0.01 par value, outstanding at March 9, 2015, was 1,000, all of which was held by VWR Corporation.
Dividends
In 2014 and 2013, we paid dividends of $33.9 million and $6.3 million, respectively, to our sole shareholder, VWR Corporation, which equated to $33,900 and $6,300 per share, respectively.
Our Senior Credit Facility and Senior Notes include significant restrictions on our ability to pay dividends. For more information, see Note 8 to our consolidated financial statements beginning on page F-1 of this report.

Item 6.	Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
All of our equity securities are owned by VWR Corporation, which has filed all of the material required to be filed pursuant to Sections 13, 14 and 15(d) of the Exchange Act. Pursuant to General Instruction I(2)(a) of Form 10-K, we have omitted the information called for by this item and have included in its place management’s narrative analysis of material changes in our results of operations for the years ended December 31, 2014 and 2013. This narrative analysis should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1 of this report.
Management’s Narrative Analysis of Material Changes in Results of Operations
This narrative analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the years ended December 31, 2014 and 2013. We have derived this data from our consolidated financial statements beginning on page F-1 of this report.
The following table presents a summary of our results of operations (dollars in millions):

	Year Ended December 31,		Change
	2014	2013	Amount	%
Net sales	$4,375.3	$4,187.8	$187.5	4.5%
Gross margin	28.4%	28.6%	(20)	basis points
Operating income	$317.9	$254.0	$63.9	25.2%
Net income	152.6	14.1	138.5	*

*	Not meaningful
The following summarizes our consolidated results of operations:

•	We achieved record operating results during 2014, including net sales of $4.4 billion and operating income of $317.9 million.

•
Net sales improved in 2014, reflecting a turnaround in our Americas segment and continued strong performance in our EMEA-APAC segment. Comparable net sales growth accelerated in the Americas; volume grew from recent investments in infrastructure and management and a strategic shift to a more targeted, customer-centric sales approach, and pricing was higher on our suite of products and services. Comparable net sales growth in our EMEA-APAC continued to exceed our estimates of market growth in those regions.

•
We were more profitable in 2014 with operating income of $317.9 million. Excluding restructuring charges, we improved comparable SG&A expenses as a percentage of net sales, reflecting cost reductions in 2014 from a restructuring program, partially offset by the changes to our agreements with Merck KGaA in Europe, which negatively impacted our margins.

•	Net income benefited from reductions in our interest expense following the redemption of our Subordinated Notes and amendments to our credit facilities.

•	Business acquisitions continued to improve our operating results from 2013 to 2014.

•	Generally, changes in foreign currency exchange rates slightly lowered our operating results in 2014.

•
Net income continued to experience significant changes due to the remeasurement of euro-denominated debt on our U.S. dollar-denominated balance sheet, which was significant and varied from year to year. We lowered interest expense in 2014 as discussed above, but we also incurred losses on the extinguishment of debt.

Comparison of Years Ended December 31, 2014 and 2013
Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$2,430.1	$2,352.7	$77.4	3.3%	$(18.7)	$47.0	$49.1	2.1%
EMEA-APAC	1,945.2	1,835.1	110.1	6.0%	0.1	27.5	82.5	4.5%
Total	$4,375.3	$4,187.8	$187.5	4.5%	$(18.6)	$74.5	$131.6	3.1%
Net sales from comparable operations for the year ended December 31, 2014 increased $131.6 million or 3.1% compared to the prior year. The increase was primarily attributable to higher sales volume and pricing.
Net sales from comparable operations in our Americas segment for the year ended December 31, 2014 increased $49.1 million or 2.1% compared to the prior year. Volume increased as a result of recent initiatives that were put in place to improve Americas segment performance. These initiatives include investments in infrastructure and management and a strategic shift to a more targeted, customer-centric sales approach. Pricing also improved the year-over-year result. Comparable net sales declined on a year-over-year basis in the first quarter of fiscal 2014, were slightly positive in the second quarter and accelerated to our strongest growth in the fourth quarter of 2014. Net sales to Biopharma and industrial customers as a group increased by low to mid single-digit rates compared to the prior year, with the fourth quarter showing mid to high single-digit growth. Net sales to educational and governmental customers decreased by low to mid single-digit rates compared to the prior year but improved during the year, with the fourth quarter showing low to mid single-digit growth. Net sales of consumables increased by low to mid single-digit rates, while net sales of durable goods and equipment were flat.
Net sales from comparable operations in our EMEA-APAC segment for the year ended December 31, 2014 increased $82.5 million or 4.5% compared to the prior year. The increase in net sales was driven by consistently higher sales volume throughout the year, which exceeded our estimates of 2% to 2.5% market growth in those regions. Net sales improved across all primary product groups and customer segments by mid to high single-digit rates. Net sales were particularly strong for private label consumables and durable goods and equipment, which grew by low double-digit rates, and private label chemicals, which grew by high single-digit rates.
Gross Profit
The following table presents gross profit, gross margin and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$1,243.4	$1,196.3	$47.1	3.9%	$(4.5)	$25.7	$25.9	2.2%
Gross margin	28.4%	28.6%	(20)	basis points
Gross profit from comparable operations for the year ended December 31, 2014 increased $25.9 million or 2.2% compared to the prior year. The increase was caused by comparable net sales growth, partially offset by lower gross margin.
Gross margin for the year ended December 31, 2014 decreased 20 basis points to 28.4% compared to the prior year. Changes to our agreements with Merck KGaA negatively impacted our gross margins, particularly in the EMEA-APAC segment. These changes were substantially offset by higher pricing and, to a lesser extent, a more favorable product and customer sales mix in the Americas.

SG&A Expenses
The following table presents SG&A expenses, SG&A expenses as a percentage of net sales and changes therein (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$925.5	$942.3	$(16.8)	(1.8)%	$(5.8)	$19.8	$(30.8)	(3.3)%
SG&A expenses as a percentage of net sales	21.2%	22.5%	(130)	basis points
SG&A expenses from comparable operations for the year ended December 31, 2014 decreased $30.8 million or 3.3% compared to the prior year. During 2013, we incurred $31.7 million of charges related to our global restructuring program and $2.2 million of charges related to executive departures. Absent these items, SG&A expenses from comparable operations were flat, but decreased as a percentage of net sales. Increased employee compensation provisions in 2014, including the expense related to new stock option awards, were substantially offset by lower overall personnel costs in 2014, including savings from our 2013 global restructuring program. We also recognized a gain on the partial settlement of our U.S. Retirement Plan obligations, and we terminated the management services agreement with our Sponsors in the fourth quarter of 2014. For more information about our restructuring programs, stock options, the partial settlement of our U.S. Retirement Plan and the termination of the management services agreement, see Notes 14, 13, 15 and 20, respectively, to our consolidated financial statements beginning on page F-1 of this report.
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

					Components of Reported Change
	Year Ended December 31,		Reported Change				Comparable Operations
	2014	2013	Amount	%	Currency	Acquisitions	Amount	%
Americas	$141.0	$115.8	$25.2	21.8%	$1.1	$3.4	$20.7	17.9%
EMEA-APAC	176.9	138.2	38.7	28.0%	0.2	2.5	36.0	26.0%
Total	$317.9	$254.0	$63.9	25.2%	$1.3	$5.9	$56.7	22.3%
Operating income from comparable operations for the year ended December 31, 2014 increased $56.7 million or 22.3% compared to the prior year. Absent the 2013 charges for restructuring and executive departures discussed previously, operating income from comparable operations increased primarily due to comparable improvements in gross profit.
Operating income from comparable operations in our Americas segment for the year ended December 31, 2014 increased $20.7 million or 17.9% compared to the prior year. During 2013, we recognized $7.6 million of restructuring charges and $2.2 million of charges related to executive departures that were not present in 2014. The remaining increase in comparable operating income was caused by higher net sales volume and pricing and the changes in SG&A expenses described previously.
Operating income from comparable operations in our EMEA-APAC segment for the year ended December 31, 2014 increased $36.0 million or 26.0% compared to the prior year. During 2013, we recognized $24.1 million of restructuring charges that were not present in 2014. The remaining increase in operating income was primarily due to higher net sales volume and lower overall personnel costs resulting from our 2013 global restructuring program, partially offset by increased employee compensation provisions, including the expense related to new stock option awards.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the years ended December 31, 2014 and 2013 was $166.3 million and $190.7 million, respectively, a decrease of $24.4 million or 12.8%. Net interest expense decreased as a result of lower rates of interest on our term loans, which we refinanced in January 2014, the redemption of our Subordinated Notes in the fourth quarter of 2014 using the net proceeds from the IPO and the Additional Sale and lower average borrowings under our multi-currency revolving loan facility.
Other Income (Expense), Net
Other income (expense), net, for the years ended December 31, 2014 and 2013 was $90.9 million and $(38.8) million, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $5.1 million for the year ended December 31, 2014, representing the write-off of unamortized deferred financing costs following the redemption of our Subordinated Notes in the fourth quarter of 2014. We recognized a loss on extinguishment of debt of $2.0 million for the year ended December 31, 2013, representing the write-off of unamortized deferred financing costs following an amendment of our Senior Credit Facility on January 31, 2013.
Income Taxes
We recognized income tax provisions of $84.8 million and $8.4 million for the years ended December 31, 2014 and 2013, respectively. For more information about the components of our income tax provisions, and a reconciliation of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 18 to our consolidated financial statements beginning on page F-1 of this report.
Material Effects of Changes in Accounting Principles and Practices
None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our Senior Credit Facility and our A/R Facility contain variable interest rates which expose us to fluctuating rates of interest. As of December 31, 2014, a 100 basis point change in the variable rates for the Senior Credit Facility and the A/R Facility would, on an annualized basis, impact interest expense by $13.4 million on a pre-tax basis. For additional information about the terms of our credit facilities, see Note 8 to our consolidated financial statements beginning on page F-1 of this report.
Foreign Currency Exchange Rate Risk
While we report our consolidated financial results in U.S. dollars, we have significant operations outside the United States. As a result, we derive a significant portion of our sales and incur a significant portion of our costs in foreign currencies, principally the euro, the British pound sterling, the Canadian dollar and the Swiss franc. Fluctuations in the relative values of currencies occur from time to time and could favorably or unfavorably affect our operating results. Specifically, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. A 10% change in average foreign currency exchange rates relative to the U.S. dollar would have impacted our reported operating income for the year ended December 31, 2014 by $11.9 million on a pre-tax basis. Net sales and costs tend to be incurred in the same currency, and therefore, reduce local currency risks.

Where we deem it prudent, we have engaged in hedging programs, using primarily foreign currency forward contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on cash flows and earnings. These activities have not been material to our consolidated financial statements. For additional information, see Note 9 to our consolidated financial statements beginning on page F-1 of this report.
We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. A 10% change in foreign currency exchange rates associated with foreign denominated debt outstanding at December 31, 2014 would have impacted our reported exchange gains or losses for the year ended December 31, 2014 by $55.1 million on a pre-tax basis.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is presented at the end of this report beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report below.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VWR Funding, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VWR Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income or loss, redeemable equity and stockholder equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 13, 2015

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accounting Fees and Services
Our parent company, VWR Corporation, and us receive the same audit. KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the years ended December 31, 2014 and 2013. Fees and expenses for services rendered by KPMG in 2014 and 2013 were approved by our Audit Committee. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.
The following table presents KPMG’s fees and expenses for services rendered to us for the past two fiscal years (in thousands):

	Year Ended December 31,
	2014	2013
Audit Fees(1)	$3,781	$2,495
Audit-Related Fees(2)	10	89
Tax Fees(3)	96	115
All Other Fees	—	—
Total	$3,887	$2,699

(1)
Audit fees in 2014 and 2013 relate to the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements on Form 10-Q that are customary under the standards of the Public Company Accounting Oversight Board (United States) and statutory audits. The 2014 audit fees also include procedures and comfort letters related to registration statements.

(2)	Audit-related fees in 2014 and in 2013 relate to due diligence assistance and agreed upon procedures in support of statutory requirements.

(3)	Tax fees in 2014 and 2013 relate to tax compliance services.

Pre-Approval Policy for Auditor Services
The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by our auditor in order to assure that providing such services will not impair the auditor’s independence.
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
All of the services described above for 2014 and 2013 were pre-approved by the Audit Committee before KPMG was engaged to render the services.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements:

2.	Financial statement schedules:

•	Schedule II, “Valuation and qualifying accounts,” is included in Note 26 to the consolidated financial statements beginning on page F-1 of this report.

3.	Exhibits: see the Exhibit Index beginning on page E-1 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR Funding, Inc.

Date: March 13, 2015	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manuel Brocke-Benz	Director, President and Chief Executive Officer	March 13, 2015
Manuel Brocke-Benz

/s/ Gregory L. Cowan	Senior Vice President and Chief Financial Officer	March 13, 2015
Gregory L. Cowan

/s/ Douglas J. Pitts	Vice President and Corporate Controller	March 13, 2015
Douglas J. Pitts
Directors:

Nicholas W. Alexos	Thompson Dean
Robert L. Barchi	Pamela Forbes Lieberman
Edward A. Blechschmidt	Harry M. Jansen Kraemer, Jr.
Robert P. DeCresce	Timothy P. Sullivan
Carlos del Salto	Robert J. Zollars
By George Van Kula pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto.

/s/ Gerorge Van Kula
George Van Kula, Attorney in fact
March 13, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

2.1	Agreement and Plan of Merger, dated May 2, 2007, among Varietal Distribution Holdings, LLC, Varietal Distribution Merger Sub, Inc., and VWR Funding, Inc. (formerly CDRV Investors, Inc.)	10-Q	10.1(a)	8/14/2007	VWRF
2.2	First Amendment to said Merger Agreement, dated May 7, 2007	10-Q	10.1(b)	8/14/2007	VWRF
2.3	Second Amendment to said Merger Agreement, dated May 7, 2007	10-Q	10.1(c)	8/14/2007	VWRF
3.1	Certificate of Incorporation of VWR Funding, Inc.	S-4	3.1	12/21/2007	VWRF
3.2
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
		S-4	3.2(a)	12/21/2007	VWRF
3.3	Amendment to said Bylaws	S-4	3.2(b)	12/21/2007	VWRF
4.1	Indenture, dated as of September 4, 2012, among VWR Funding, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as Trustee, relating to 7.25% Senior Notes due 2017	8-K	4.1	9/5/2012	VWRF
4.2	Form of 7.25% Senior Notes due 2017	8-K	4.2	9/5/2012	VWRF
4.3	Exchange and Registration Rights Agreement, dated as of September 4, 2012, among VWR Funding, Inc., the Guarantors from time to time parties thereto, and the Purchasers named therein	8-K	4.3	9/5/2012	VWRF
4.4	Form of stock certificate	S-1/A	4.6	9/17/2014	VWRC
10.1+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan	10-Q	10.3(a)	4/5/2012	VWRF
10.2+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	4/4/2012	VWRF
10.3+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	1/2/2013	VWRF
10.4+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	8-K	10.1	12/17/2013	VWRF
10.5+	Varietal Distribution Holdings, LLC 2007 Securities Purchase Plan, as amended	10-K	10.2(e)	3/3/2014	VWRF
10.6+	Limited Liability Company Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the unitholders named therein from time to time	10-Q	10.3(b)	8/14/2007	VWRF
10.7+	Securityholders Agreement, dated June 29, 2007, among Varietal Distribution Holdings, LLC and the other parties named therein from time to time	10-Q	10.3(c)	8/14/2007	VWRF
10.8+	Form of Management Unit Purchase Agreement	10-Q	10.3(d)	8/14/2007	VWRF
10.9+	Form of Incentive Unit Grant Agreement	8-K	10.2	4/5/2012	VWRF
10.10+	Form of Time-Based Incentive Unit Grant Agreement	8-K	10.2	1/2/2013	VWRF
10.11+	Form of Incentive Program Unit Grant Agreement	8-K	10.1	4/4/2013	VWRF
10.12+	Form of Class A Common Management Unit Purchase Agreement	8-K	10.3	12/17/2013	VWRF
10.13+	Employment Letter, dated April 3, 2013, between Varietal Management Services GmbH and Manuel Brocke-Benz	8-K	10.2	4/4/2013	VWRF
10.14+	Management Unit Purchase Agreement, dated March 29, 2013, between Varietal Distribution Holdings, LLC and Manuel Brocke-Benz	8-K	10.3	4/4/2013	VWRF
10.15+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and Gregory L. Cowan	10-K	10.5	2/25/2011	VWRF

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.16+	Amended and Restated Employment Letter, dated December 20, 2010, between VWR Management Services, LLC and George Van Kula	10-K	10.8	2/25/2011	VWRF
10.17+	Employment Agreement, dated February 18, 2013, between VWR International Management GmbH & Co. KG and Peter Schuele	10-K	10.7	3/3/2014	VWRF
10.18+	Employment Letter, dated July 24, 2012 between VWR Management Services, LLC and Mark T. McLoughlin	10-K	10.8	3/3/2014	VWRF
10.19
Credit Agreement, dated as of June 29, 2007, among VWR Funding, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the Arrangers and other Agents named therein
		10-Q	4.5(a)	8/14/2007	VWRF
10.20	Amendment No.1, dated as of June 4, 2012, to the Credit Agreement dated as of June 29, 2007 among VWR Funding, Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	6/5/2012	VWRF
10.21	Incremental Amendment, dated as of January 31, 2013, to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 (as further amended, supplemented or otherwise modified from time to time) among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	2/1/2013	VWRF
10.22	Amendment No. 2 dated as of January 29, 2014 to the Credit Agreement dated as of June 29, 2007, as amended as of June 4, 2012 and as of January 31, 2013 (as further amended, supplemented or otherwise modified from time to time), among VWR Funding Inc., VWR Investors, Inc., each of the Foreign Subsidiary Borrowers from time to time party thereto, each of the Subsidiary Guarantors, each of the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent	8-K	10.1	2/4/2014	VWRF
10.23
Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Investors, Inc., VWR Funding, Inc., the Subsidiaries from time to time parties thereto, and Bank of America, N.A., as Collateral Agent
		10-K	4.2(b)	3/2/2012	VWRF
10.24	Amendment No. 1 dated as of June 4, 2012, to the Guarantee and Collateral Agreement, dated as of June 29, 2007, among VWR Funding, Inc., VWR Investors, Inc., each of the Subsidiary Guarantors from time to time a party to the Guarantee and Collateral Agreement, and Bank of America, N.A., as Collateral Agent	8-K	10.2	6/5/2012	VWRF
10.25+	VWR International Nonqualified Deferred Compensation Plan, effective May 1, 2007 (“DC Plan”)	10-Q	10.1	5/14/2007	VWRF
10.26+	Amendment to DC Plan	10-K	10.9(b)	3/12/2008	VWRF
10.27+	VWR International Nonqualified Deferred Compensation Plan Trust Agreement, dated as of, May 1, 2007 (“Trust Agreement”), between VWR International, Inc. and Wells Fargo, N.A.	10-Q	10.2	5/14/2007	VWRF
10.28+	Amendment to Trust Agreement	10-K	10.1(b)	3/12/2008	VWRF
10.29+	VWR International Amended and Restated Retirement Plan (“Retirement Plan”)	10-K	10.11	3/2/2012	VWRF
10.30+	Amendment No. 1 to Retirement Plan	10-K	10.12(b)	3/3/2014	VWRF
10.31+	Amendment No. 2 to Retirement Plan	10-Q	10.2	5/14/2014	VWRF
10.32+	Amendment No. 3 to Retirement Plan	10-Q	10.3	5/14/2014	VWRF
10.33+	Amendment No. 4 to Retirement Plan	10-Q	10.4	5/14/2014	VWRF
10.34+	Amendment No. 5 to Retirement Plan	10-Q	10.5	5/14/2014	VWRF

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.35+	VWR International, LLC Amended and Restated Supplemental Benefits Plan	10-K	10.12	3/30/2009	VWRF
10.36+	Board Compensation Policy	10-K	10.36	3/4/2015	VWRC
10.37	Receivables Purchase Agreement, dated November 4, 2011, among VWR Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank	10-Q	10.2	11/9/2011	VWRF
10.38
Amendment No. 1 to Receivables Purchase Agreement, dated December 10, 2012, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchaser Agent for the Market Street Purchaser Group and Related Committed Purchaser and Market Street Funding LLC, as Conduit Purchaser
		10-K	10.16(b)	3/5/2013	VWRF
10.39	Amendment No. 2 to Receivables Purchase Agreement, dated April 17, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q	10.4	5/15/2013	VWRF
10.40	Amendment No. 3 to Receivables Purchase Agreement, dated June 4, 2013, among VWR Receivables Funding, LLC, VWR International, LLC, PNC Bank, National Association, as Administrator, Purchase Agent for Market Street Purchaser Group, and Related Committed Purchaser and Market Street Funding, LLC, as Conduit Purchaser	10-Q	10.1	8/9/2013	VWRF
10.41	Amendment No. 4 to Receivables Purchase Agreement, dated as of November 7, 2013, among VWR Receivables Funding, LLC, VWR International, LLC and PNC Bank, National Association, as Administrator, Related Committed Purchaser and Purchaser Agent for the Market Street Purchaser Group	10-Q	10.1	11/8/2013	VWRF
10.42	Purchase and Sale Agreement, dated November 4, 2011, between the various entities listed on Schedule I thereto as Originators and VWR Receivables Funding, LLC	10-Q	10.3	11/9/2011	VWRF
10.43+	VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.46	9/17/2014	VWRC
10.44+	Form of Restricted Stock Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.47	9/17/2014	VWRC
10.45+	Form of Restricted Stock Unit Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.48	9/17/2014	VWRC
10.46+	Form of Stock Appreciation Rights Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.49	9/17/2014	VWRC
10.47+	Form of Incentive Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.50	9/17/2014	VWRC
10.48+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Equity Incentive Plan	S-1/A	10.51	9/17/2014	VWRC
10.49	Form of Indemnification Agreement (between VWR Corporation and its directors and officers)	S-1/A	10.52	9/17/2014	VWRC
10.50	Director Nomination Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.2	10/7/2014	VWRC
10.51	Registration Rights Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.1	10/7/2014	VWRC
10.52	Income Tax Receivable Agreement by and between VWR Corporation and Varietal Distribution Holdings, LLC	8-K	10.3	10/7/2014	VWRC
10.53+	VWR Corporation Employee Stock Purchase Plan (“VWR ESPP”)	10-K	10.53	3/4/2015	VWRC
10.54+	Amendment No. 1 to VWR ESPP	10-K	10.54	3/4/2015	VWRC

Exhibit No.	Exhibit Description(1)	Location of Exhibits(2)
		Form	Exhibit No.	Filing Date	Filer

10.55+	Form of Nonqualified Stock Option Agreement pursuant to the VWR Corporation 2014 Incentive Compensation Plan for grants made at pricing of the IPO	S-1/A	10.57	9/17/2014	VWRC
10.56	Termination Agreement to the Amended and Restated Management Services Agreement among VWR Funding, Inc., Madison Dearborn Partners V-B, L.P. and Avista Capital Holdings, L.P.	10-K	10.56	3/4/2015	VWRC
12.1	Computation of Ratio of Earnings to Fixed Charges	*
14	Code of Ethics and Conduct	#
24	Power of Attorney	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*

(1)	VWR Investors, Inc. changed its name to VWR Corporation on June 19, 2014. As a result, all references to VWR Investors, Inc. in the agreements or documents listed above are to VWR Corporation.

(2)
Exhibits denoted by the filer “VWRC” are incorporated by reference herein from the prior filing of such document with the SEC by our parent, VWR Corporation (Commission File No. 001-36673). Exhibits denoted by the filer “VWRF” are incorporated by reference herein from the prior filing of such document with the SEC by VWR Funding, Inc. (Commission File No. 333-124100). Exhibits denoted by the following marks are:

*	Filed herewith

**	Furnished herewith

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

#	Our Code of Ethics and Conduct can be found on our website (www.vwr.com) by clicking on “Investor Relations Area,” “Corporate Governance” and then “VWR Corporation — Code of Ethics and Conduct.”

VWR FUNDING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VWR Funding, Inc.:
We have audited the accompanying consolidated balance sheets of VWR Funding, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income or loss, redeemable equity and stockholder equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VWR Funding, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VWR Funding, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 13, 2015

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$118.0	$135.6
Compensating cash balance	2.5	25.9
Trade accounts receivable, net of reserves of $12.2 and $14.8	583.5	585.6
Other receivables	62.1	68.5
Inventories	394.5	365.1
Other current assets	42.0	35.1
Total current assets	1,202.6	1,215.8
Property and equipment, net	231.5	247.6
Goodwill	1,853.6	1,926.5
Other intangible assets, net	1,594.9	1,724.5
Other assets	106.2	94.6
Total assets	$4,988.8	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$95.3	$71.0
Accounts payable	466.2	462.7
Employee-related liabilities	82.3	71.2
Other current liabilities	142.3	140.9
Total current liabilities	786.1	745.8
Debt and capital lease obligations, net of current portion	2,016.6	2,783.4
Due to VWR Corporation — ITRA, net of current portion	163.1	—
Deferred income tax liabilities	462.2	446.1
Other liabilities	169.7	137.3
Total liabilities	3,597.7	4,112.6
Commitments and contingencies (Note 10)
Redeemable equity, at redemption value	51.4	41.1
Stockholder equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,717.6	1,353.4
Accumulated deficit	(148.0)	(300.6)
Accumulated other comprehensive (loss) income	(229.9)	2.5
Total stockholder equity	1,339.7	1,055.3
Total liabilities, redeemable equity and stockholder equity	$4,988.8	$5,209.0
See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net sales	$4,375.3	$4,187.8	$4,129.4
Cost of goods sold	3,131.9	2,991.5	2,962.0
Gross profit	1,243.4	1,196.3	1,167.4
Selling, general and administrative expenses	925.5	942.3	915.4
Operating income	317.9	254.0	252.0
Interest expense	(167.2)	(191.8)	(201.8)
Interest income	0.9	1.1	2.3
Other income (expense), net	90.9	(38.8)	(15.1)
Loss on extinguishment of debt	(5.1)	(2.0)	(25.5)
Income before income taxes	237.4	22.5	11.9
Income tax provision	(84.8)	(8.4)	(8.1)
Net income	$152.6	$14.1	$3.8
See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income or Loss
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$152.6	$14.1	$3.8
Other comprehensive (loss) income, net of taxes:
Foreign currency translation:
Net unrealized (loss) gain arising during the period	(204.2)	40.6	35.3
Derivative instruments:
Net unrealized gain arising during the period	0.7	2.6	0.5
Reclassification of net loss (gain) into earnings	1.1	(3.4)	3.4
Defined benefit plans:
Net unrealized (loss) gain arising during the period	(27.0)	10.6	(9.2)
Reclassification of net (gain) loss into earnings	(3.0)	1.5	0.8
Other comprehensive (loss) income	(232.4)	51.9	30.8
Comprehensive (loss) income	$(79.8)	$66.0	$34.6
See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Redeemable Equity and Stockholder Equity
(in millions, except share data)

		Stockholder Equity
	Redeemable Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2011	$53.9	1,000	$—	$1,359.5	$(318.5)	$(80.2)	$960.8
Capital contributions from parent	—	—	—	0.4	—	—	0.4
Reclassifications to other current liabilities upon our notice of redemption	(16.6)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	0.9	—	—	0.9
Reclassifications to state redeemable equity at redemption value	4.1	—	—	(4.1)	—	—	(4.1)
Net income	—	—	—	—	3.8	—	3.8
Other comprehensive income	—	—	—	—	—	30.8	30.8
Balance at December 31, 2012	41.4	1,000	—	1,356.7	(314.7)	(49.4)	992.6
Capital contributions from parent	—	—	—	1.4	—	—	1.4
Reclassifications to other current liabilities upon our notice of redemption	(5.6)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	0.6	—	—	0.6
Reclassifications to state redeemable equity at redemption value	5.3	—	—	(5.3)	—	—	(5.3)
Net income	—	—	—	—	14.1	—	14.1
Other comprehensive income	—	—	—	—	—	51.9	51.9
Balance at December 31, 2013	41.1	1,000	—	1,353.4	(300.6)	2.5	1,055.3
Capital contributions from parent	—	—	—	577.8	—	—	577.8
Capital distributions to parent	(4.1)	—	—	(29.8)	—	—	(29.8)
Reclassifications to other current liabilities upon our notice of redemption	1.5	—	—	—	—	—	—
Recognition of amount due to VWR Corporation — ITRA	—	—	—	(172.9)	—	—	(172.9)
Share-based compensation expense	—	—	—	2.0	—	—	2.0
Reclassifications to state redeemable equity at redemption value	12.9	—	—	(12.9)	—	—	(12.9)
Net income	—	—	—	—	152.6	—	152.6
Other comprehensive loss	—	—	—	—	—	(232.4)	(232.4)
Balance at December 31, 2014	$51.4	1,000	$—	$1,717.6	$(148.0)	$(229.9)	$1,339.7
See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$152.6	$14.1	$3.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.3	130.0	125.9
Net foreign currency remeasurement (gain) loss	(95.7)	41.6	16.0
Net unrealized gain on interest rate swaps	—	—	(12.3)
Impairment charges	11.3	—	—
Gain on disposition of business	(11.1)	—	—
Share-based compensation expense	2.0	0.6	0.9
Amortization of debt issuance costs	5.9	7.6	11.5
Deferred income tax provision (benefit)	33.9	(28.9)	(26.3)
Loss on extinguishment of debt	5.1	2.0	25.5
Other, net	4.9	3.2	3.8
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(30.1)	25.9	(14.3)
Inventories	(41.5)	(28.4)	(4.1)
Accounts payable	27.5	36.2	(32.0)
Other assets and liabilities	(3.0)	(3.0)	(63.7)
Net cash provided by operating activities	191.1	200.9	34.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(102.9)	(44.4)	(113.3)
Proceeds from disposition of business, net of cash disposed	13.0	—	—
Capital expenditures	(33.6)	(45.3)	(51.8)
Other investing activities	0.5	0.2	4.2
Net cash used in investing activities	(123.0)	(89.5)	(160.9)
Cash flows from financing activities:
Capital contributions from parent	577.8	1.4	0.4
Capital distributions to parent	(33.9)	(6.3)	(16.1)
Proceeds from debt	742.2	436.5	1,424.1
Repayment of debt	(1,353.8)	(546.7)	(1,287.0)
Net change in bank overdrafts	(26.2)	(221.2)	55.5
Net change in compensating cash balance	23.4	221.0	(61.5)
Payment of debt financing costs	(1.1)	(2.6)	(17.1)
Other financing activities	(0.2)	—	—
Net cash (used in) provided by financing activities	(71.8)	(117.9)	98.3
Effect of exchange rate changes on cash	(13.9)	2.3	3.1
Net decrease in cash and cash equivalents	(17.6)	(4.2)	(24.8)
Cash and cash equivalents at beginning of period	135.6	139.8	164.6
Cash and cash equivalents at end of period	$118.0	$135.6	$139.8
Supplemental disclosures of cash flow information:
Cash paid for interest	$158.9	$186.5	$207.9
Cash paid for income taxes, net	39.3	37.3	45.7
See accompanying notes to consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Nature of Operations and Basis of Presentation
VWR Funding, Inc., together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have significant market share positions in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
We report financial results on the basis of two reportable segments organized by geographic region: (1) North, Central and South America (collectively, the “Americas”); and (2) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc., its subsidiaries and certain accounts of our parent companies after the elimination of intercompany balances and transactions. The following describes our corporate organization at December 31, 2014 and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Prior to its initial public offering (“IPO,” see Note 12), VWR Corporation was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. Private equity funds managed by Madison Dearborn Partners, Avista Capital Partners and their affiliates (collectively, the “Sponsors”) hold a controlling interest in VWR Holdings.

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
VWR Holdings and VWR Corporation sponsor share-based compensation programs for the benefit of certain of our employees and others. We present the expense and changes to equity related to these programs in our consolidated financial statements. We also present as redeemable equity the redemption value of certain of VWR Holdings’ equity held by our management. See Notes 11 and 13.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 as VWR Investors, Inc. in connection with a merger. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation. VWR Corporation has no operations other than its ownership of us. Following the completion of the IPO in the fourth quarter of 2014, VWR Corporation became 22.4% owned by public investors.

•
VWR Funding, Inc. and its wholly-owned subsidiaries (“VWR Funding”) — We are a wholly-owned subsidiary of VWR Corporation. Our debt agreements limit our ability to, among other things, pay dividends to VWR Corporation.

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
Additional disclosures are provided about significant estimates and assumptions in the following areas: (i) impairment testing, particularly determining whether indicators of impairment were present and whether assets were impaired (see Notes 5, 7, 9 and 21); (ii) estimating the valuation allowance on deferred tax assets, including such allowances on our net operating loss carryforwards, which also affects the estimated value of the amount due to VWR Corporation under the ITRA (see Notes 18 and 20); (iii) accounting for defined benefit plans, in particular determining key assumptions such as discount rates and the expected return on plan assets (see Note 15); (iv) estimating outcomes of loss contingencies (see Note 10); and (v) estimating fair value, particularly related to measurements based on unobservable inputs (see Note 9).

(2)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less, primarily consisting of euro-denominated overnight deposits.
Compensating Cash Balance
We use a notional cash pooling arrangement to provide cash to certain of our international subsidiaries. This arrangement is with a single financial institution with specific provisions for the right to offset positive and negative cash balances. However, we believe it is unlikely that we would offset an underlying cash deficit with a cash surplus from another country. Accordingly, we present a positive amount of cash, equal to the aggregate bank overdraft position of subsidiaries participating in our notional cash pooling arrangement, as compensating cash balance, a component of current assets, and an equal amount within current portion of debt and capital lease obligations at each period-end.
Trade Accounts Receivable, net of Reserves
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of trade accounts receivable is presented net of a reserve representing our estimate of the amounts that will not be collected and for estimated sales returns and allowances. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability. Account balances are written off against the allowance when we determine it is probable that the receivable will not be recovered.

Inventories
Our inventories consist primarily of products held for sale. Inventories are valued at the lower of cost or market, cost being primarily determined by the last-in, first-out (“LIFO”) method for our U.S. subsidiaries and the first-in, first-out method for all other subsidiaries. We regularly review quantities of inventories on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.
The following table presents information about inventories valued using the LIFO method (amounts in millions).

	December 31,
	2014	2013
Portion of inventories valued using LIFO method	45%	39%
Excess of current cost over LIFO value	$22.1	$19.4
Property and Equipment
Property and equipment are recorded at cost. Property and equipment held under capital leases are recorded at the present value of minimum lease payments. Depreciation is recognized using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 15 years for equipment and computer software. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Costs for repairs and maintenance that do not significantly increase the value or estimated lives of property and equipment are treated as expense as such costs are incurred.
Impairment of Long-Lived Assets
We evaluate the recoverability of long-lived assets used in operations when events or changes in circumstances indicate a possible inability to recover carrying amounts. We assess recoverability by comparing the carrying value of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset’s carrying value exceeds its fair value.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. Other intangible assets consist of both amortizable and indefinite-lived intangible assets. Amortizable intangible assets are amortized over their estimated useful lives on a straight-line basis. Indefinite-lived intangible assets are not amortized.
We reevaluate the estimated useful lives of our amortizable intangible assets annually. For indefinite-lived intangible assets, we reevaluate annually whether they continue to have indefinite lives, considering whether they have any legal, regulatory, contractual, competitive or economic limitations and whether they are expected to contribute to the generation of cash flows indefinitely.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level. We have determined that our reporting units are the same as our operating segments, which are: (i) U.S. Lab and Distribution Services (“US Lab”), (ii) a collection of laboratory supply and other businesses primarily operating in North, Central and South America (“Emerging Businesses”); and (iii) EMEA-APAC. All of our intangible assets, including goodwill, are tested for impairment whenever an indication of potential impairment arises. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts or anticipated acts by governments and courts. Indefinite-lived intangible assets are tested for impairment prior to testing of goodwill or amortizable intangible assets.
The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative assessment potentially followed by a two-step quantitative analysis. If we determine that the carrying value of goodwill or indefinite-lived intangible assets exceeds its fair value, an impairment charge is recorded for the excess. Impairment charges cannot be reversed in subsequent periods.
The impairment analysis for amortizable intangible assets is performed in the same way in which we evaluate our other long-lived assets for impairment, as previously discussed.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. Classification within the fair value hierarchy is determined based on the lowest of the following levels that is significant to the fair value measurement:

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
We exercise considerable judgment when estimating fair value, particularly when evaluating what assumptions market participants would likely make. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.
Commitments and Contingencies
Loss contingencies are reflected in the consolidated financial statements based on our assessments of the expected outcome of legal proceedings or the expected resolution of other contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess potential liabilities related to pending claims and litigation and may revise our previous estimates.
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
Services represent a growing but currently small portion of our net sales and were not material to our consolidated financial statements.
Share-Based Compensation
Share-based compensation consists primarily of VWR Corporation stock options awarded to employees and directors. Because VWR Corporation stock options are made available to our management as an incentive to provide services to us, we account for them as share-based compensation.
Share-based compensation expense is measured using the grant-date fair value of awards ultimately expected to vest and, for awards with service conditions only, is recognized on a straight-line basis from the date of grant through the end of the requisite service period. Our expectation is that VWR Corporation will issue new shares of common stock upon the exercise of stock options.
The grant-date fair value of stock options is measured using a closed-form option pricing model, using assumptions based on the terms of each stock option agreement, the expected behavior of grant recipients and peer company data. We have limited historical data about our own awards upon which to base our assumptions. Expected volatility is calculated based on the observed equity volatility for a peer group over a period of time equal to the expected life of the stock options. The risk-free interest rate is based on U.S. Treasury observed market rates continuously compounded over the duration of the expected life. The expected life of stock options is determined using the simplified method, which is calculated as the midpoint of the weighted average vesting period and the contractual term.
The number of awards ultimately expected to vest is determined by use of an estimated forfeiture rate. The estimated forfeiture rate is based on historical data for the employee group awarded options and expected employee turnover rates, which management reevaluates each period.

Defined Benefit Plans
We have defined benefit plans covering certain of our employees. The benefits include pension, salary continuance, life insurance and healthcare. Benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods.
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues, expenses, income and losses are translated using average exchange rates. Resulting translation adjustments are reported in accumulated other comprehensive income or loss. Foreign currency remeasurement gains and losses related to financing activities are reported in other income (expense), net within our consolidated statements of operations, while gains and losses associated with operating activities are reported within the applicable component of operating income.
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
We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated financial statements.
Due to VWR Corporation — ITRA
VWR Corporation is dependent upon us to provide funding for any payments due to VWR Holdings under an income tax receivable agreement (“ITRA”). Because of this, we account for and present the ITRA in a manner similar to VWR Corporation.
We record the estimated amount payable to VWR Corporation related to the ITRA as a noncurrent liability, except for the portion payable within twelve months, which is presented within other current liabilities. The ITRA liability was initially recognized through an adjustment to additional paid-in capital and measured at its expected future value, similar to the underlying deferred tax assets to which it relates. Subsequent changes in the value of the ITRA liability will be classified as other income (expense), net in the consolidated statements of operations. Cash payments under the ITRA will be classified as a financing activity on the consolidated statements of cash flows.

(3)	New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive revenue recognition guidance. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded disclosures regarding the qualitative and quantitative information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for us beginning in the first quarter of 2017 and may be adopted using either a full retrospective or a modified retrospective approach. We are continuing to evaluate the impact of this pronouncement and the method by which we will adopt it.
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
We have acquired a number of businesses in order to broaden our product offerings, strengthen our existing market positions and expand our geographic presence. The following list provides information about businesses we acquired during the three-year period ended December 31, 2014 (collectively, the “Acquisitions”):

•
on November 7, 2014, we acquired Integra Companies, Inc. (“Integra”) and STI Components, Inc. (“STI”). Integra and STI are two separate domestic manufacturers and distributors of single-use disposable products and clean room kitting for bioprocessing applications;

•
on September 8, 2014, we acquired Klinipath BV and its affiliates (collectively, “Klinipath”), a manufacturer and distributor of equipment, consumables and reagents based in The Netherlands and Belgium;

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

•	on December 31, 2013, we acquired TEK Products, Inc. (“TEK”), a domestic supplier of laboratory and cleanroom consumables and provider of cleanroom and industrial laundry services;

•	on July 1, 2013, we acquired United Biochemicals Inc. (“UBI”), a domestic manufacturer and supplier of high purity buffers and biochemicals for research, development and manufacturing processes;

•	on April 2, 2013, we acquired Basan UK Limited (“Basan UK”), a distributor of cleanroom products and services in the United Kingdom;

•	on April 2, 2013, we acquired Prolab Laboratuar Teknolojileri Limited (“Prolab”), a distributor of scientific laboratory supplies in Turkey and Germany;

•	on March 1, 2013, we acquired certain assets from Metro Servicios to support our new laboratory distribution business in the Republic of Costa Rica (“CR Lab”);

•
on December 4, 2012, we acquired Labonord SAS and Switch BVBA (“Labonord” and “Switch,” respectively). Labonord is a distributor of consumables and chemicals based in France. Belgium-based Switch manufactures cytology and histology reagents and dyes that are distributed through Labonord and an independent distribution partner to customers in France, Belgium and the Netherlands;

•	on November 1, 2012, we acquired Lab 3 Limited (“Lab 3”), a distributor of scientific laboratory supplies and services headquartered in the United Kingdom;

•	on September 6, 2012, we acquired Sovereign Group (“Sovereign”), a distributor of laboratory products with distribution centers and sales organizations in Brazil, Argentina and the United States;

•	on September 3, 2012, we acquired the mining laboratory supply business of KLEN International (“KLEN”) with operations in Australia;

•
on June 1, 2012, we acquired basan GmbH, including its subsidiaries with operations in Germany, the Netherlands, France, Italy, Singapore and Malaysia (collectively, “basan GmbH”). basan is a distributor of products and related services for cleanrooms in Europe and southeast Asia; and

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

The results of Integra, STI, TEK, UBI, CR Lab, Sovereign and KLEN have been included in our Americas segment, and the results of Klinipath, Basan UK, Prolab, Switch, Labonord, Lab 3, basan GmbH and VITRUM have been included in our EMEA-APAC segment, each from their respective dates of acquisition. The results of Peqlab from its date of acquisition have been included in our EMEA-APAC segment, except for Peqlab’s operations in the United States which have been included in the Americas segment. The results of the disposed business were included in our Americas segment from June 1, 2014 through its disposition in August 2014.
The following table presents the components and allocation of the purchase price and the weighted average life of acquired amortizable intangible assets for all of our acquisitions in the aggregate (in millions, except as indicated):

	Year Ended December 31,
	2014	2013	2012
Components of purchase price:
Cash paid, net of cash acquired	$102.9	$44.4	$113.3
Estimated fair value of contingent consideration	8.4	1.4	2.3
Deferred purchase price	3.4	—	—
Purchase price	$114.7	$45.8	$115.6
Allocation of purchase price:
Net tangible assets	$15.5	$4.6	$11.8
Identifiable intangible assets	44.1	18.2	44.0
Goodwill	55.1	23.0	59.8
Purchase price	$114.7	$45.8	$115.6

Weighted average life of acquired amortizable intangible assets	12.2 years	7.6 years	11.4 years
The purchase price for the Acquisitions was higher than the fair value of the acquired identifiable assets, resulting in goodwill, due to our expectations of the synergies that will be realized by combining the businesses with ours. During the years ended December 31, 2014, 2013 and 2012, we recorded goodwill of $29.0 million, $4.5 million and $18.2 million, respectively, that we expect to be deductible for tax purposes. The purchase price allocations for the acquisitions of Integra, STI and Klinipath are preliminary pending finalization of opening balance sheets and may be adjusted subsequently.
In their respective years of acquisition, the Acquisitions contributed aggregate net sales of $35.5 million, $17.5 million and $53.9 million and operating income of $2.9 million, $0.4 million and $1.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents unaudited supplemental pro forma financial information as if the Acquisitions, excluding the disposed business, had occurred as of January 1, 2013 (in millions):

	Year Ended December 31,
	2014	2013
Net sales	$4,421.9	$4,293.1
Net income	154.7	17.9
These results do not purport to be indicative of our results of operations which actually would have resulted had the Acquisitions, excluding the disposed business, occurred on January 1, 2013, or of our future results of operations.
On February 2, 2015, we acquired National Biochemicals Corporation (“NBC”), a domestic full service raw material manufacturer and supplier to the biochemical industry. NBC has annual net sales of approximately $8 million.

(5)	Disposition of Business
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business. We determined that the circumstances surrounding these allegations represented indicators of impairment at June 30, 2014. We first evaluated the recoverability of associated long-lived assets and concluded no impairment was required. We then performed an interim goodwill impairment assessment at the component business level because standalone financial information continued to be available and the acquisition had not yet been integrated into one of our existing reporting units. We concluded that the entire carrying value of acquired goodwill was not recoverable and recognized a pre-tax impairment charge of $11.3 million during the three months ended June 30, 2014, such charge being included within our Americas reportable segment and classified in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated financial statements. See Note 9 for a discussion of non-recurring fair value measurements made in connection with our interim impairment testing.
In August 2014, following our recognition of the above noted impairment, we entered into an agreement with the former shareholders of the business to rescind the purchase agreement. Subsequently, we received a full refund of the purchase price. As a result, we recognized a gain on disposition of $11.1 million during the three months ended September 30, 2014, such gain being included in our Americas reportable segment and classified in SG&A expenses in the accompanying consolidated financial statements.
Neither the contribution of the acquired business to our results of operations nor the gain on its disposition were material to the consolidated financial statements.

(6)	Property and Equipment
The following table presents the components of property and equipment, net (in millions):

	December 31,
	2014	2013
Buildings and improvements	$154.1	$159.2
Equipment and computer software	220.9	252.4
Land	18.9	20.2
Capital additions in process	8.4	5.0
Property and equipment, gross	402.3	436.8
Accumulated depreciation	(170.8)	(189.2)
Property and equipment, net	$231.5	$247.6
At December 31, 2014 and 2013, property and equipment held under capital leases were not material to our consolidated balance sheet.
Depreciation expense was $40.4 million, $38.3 million and $36.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(7)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by reportable segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2012	$1,014.6	$862.8	$1,877.4
Acquisitions (Note 4)	13.9	9.1	23.0
Currency translation	(7.5)	33.6	26.1
Balance at December 31, 2013	1,021.0	905.5	1,926.5
Acquisitions (Note 4)	41.3	13.8	55.1
Currency translation	(8.7)	(108.0)	(116.7)
Impairment (Note 5)	(11.3)	—	(11.3)
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segment (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,248.9	$206.6	$1,042.3	$1,216.3	$195.3	$1,021.0
EMEA-APAC	811.3	—	811.3	905.5	—	905.5
Total	$2,060.2	$206.6	$1,853.6	$2,121.8	$195.3	$1,926.5
The following table presents the components of other intangible assets (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,456.9	$531.3	$925.6	$1,494.2	$479.9	$1,014.3
Other	28.2	12.1	16.1	90.4	70.0	20.4
Total	1,485.1	543.4	941.7	1,584.6	549.9	1,034.7
Indefinite-lived intangible assets:
Trademarks and tradenames	653.2	—	653.2	689.8	—	689.8
Other intangible assets	$2,138.3	$543.4	$1,594.9	$2,274.4	$549.9	$1,724.5
Amortization expense was $88.9 million, $91.7 million and $89.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents estimated amortization expense for amortizable intangible assets over the next five years and thereafter as of December 31, 2014 (in millions):

2015	$84.3
2016	83.2
2017	82.5
2018	81.4
2019	80.4
Thereafter	529.9
Total	$941.7

(8)	Debt and Capital Lease Obligations
Debt and capital lease obligations consist of: (i) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (ii) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Credit Facility”); (iii) 7.25% unsecured senior notes due 2017 (the “Senior Notes”); (iv) 10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014 (the “Subordinated Notes”); (v) compensating cash balance, representing bank overdraft positions of subsidiaries participating in our notional global cash pooling arrangement with a bank; (vi) capital lease obligations; and (vii) other debt.
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	December 31, 2014			December 31, 2013
	Interest Terms	Rate	Amount
A/R Facility	LIBOR plus 1.50%	1.67%	$73.0	$124.2
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.52%	686.7	789.1
U.S. dollar-denominated term loans	LIBOR plus 3.25%	3.42%	581.4	587.5
Multi-currency revolving loan facility			—	12.6
Senior Notes	Fixed rate	7.25%	750.0	750.0
Subordinated Notes			—	533.4
Compensating cash balance			2.5	25.9
Capital lease obligations			15.9	18.6
Other debt			2.4	13.1
Debt and capital lease obligations			$2,111.9	$2,854.4

Current portion of debt and capital lease obligations			$95.3	$71.0
Debt and capital lease obligations, net of current portion			2,016.6	2,783.4
Debt and capital lease obligations			$2,111.9	$2,854.4
The following summarizes the priority of our debt instruments. Borrowings under the A/R Facility are collateralized by the trade accounts receivable of certain of our domestic wholly-owned subsidiaries. Those receivables are not available to satisfy the claims of other creditors. Borrowings under the Senior Credit Facility are secured by substantially all of our other assets and rank higher than the Senior Notes, which in turn ranked higher than the Subordinated Notes prior to their redemption, as discussed below. All of our other unsecured debt ranks equally to our Senior Notes.

The following table presents the principal maturities of our debt and capital lease obligations as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
A/R Facility	$—	$73.0	$—	$—	$—	$—	$73.0
Senior Credit Facility:
Euro-denominated term loans	7.2	7.2	672.3	—	—	—	686.7
U.S. dollar-denominated term loans	6.0	6.0	569.4	—	—	—	581.4
Senior Notes	—	—	750.0	—	—	—	750.0
Compensating cash balance	2.5	—	—	—	—	—	2.5
Capital lease obligations	4.2	4.8	3.5	2.8	0.6	—	15.9
Other debt	2.4	—	—	—	—	—	2.4
Debt and capital lease obligations	$22.3	$91.0	$1,995.2	$2.8	$0.6	$—	$2,111.9
A/R Facility
The A/R Facility provides for funding in an aggregate principal amount not to exceed $175.0 million and will terminate on November 4, 2016.
At December 31, 2014, we had $62.1 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (i) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $146.5 million, calculated as a percentage of eligible trade accounts receivable; less (ii) undrawn letters of credit outstanding of $11.4 million; and (iii) outstanding borrowings of $73.0 million.
Prior to a capital contribution from VWR Corporation in the fourth quarter of 2014, we borrowed against substantially all of our availability under the A/R Facility on a long-term basis and met the criteria to classify those borrowings as noncurrent. Following the contribution, we partially repaid those borrowings, began using the newly created availability for short-term cash needs and reclassified those borrowings to current portion of debt and capital lease obligations at December 31, 2014.
The A/R Facility includes representations and covenants that we consider usual and customary for arrangements of this type and includes a consolidated interest expense test if our available liquidity is less than $125.0 million. In addition, borrowings under the A/R Facility are subject to termination upon the occurrence of certain events that we also consider usual and customary. As of December 31, 2014, we were in compliance with the covenants under the A/R Facility.
Senior Credit Facility
The Senior Credit Facility is with a syndicate of lenders and provides for borrowings consisting of (i) term loans denominated in euros and U.S. dollars; and (ii) a multi-currency revolving loan facility, providing for an equivalent in U.S. dollars of up to $241.3 million in multi-currency revolving loans (inclusive of swingline loans of up to $25.0 million and letters of credit of up to $70.0 million).
The multi-currency revolving loan facility will mature on April 3, 2016, and the term loans will mature on April 3, 2017. Subject to any mandatory or optional prepayments, the term loans are required to be repaid on a quarterly basis in an amount equal to 0.25% of the principal amount drawn, with the final payment due at maturity.
At December 31, 2014, we had $223.0 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as the maximum borrowing capacity of $241.3 million, less undrawn letters of credit outstanding of $18.3 million.
During the three-year period ended December 31, 2014, we entered into amendments of the Senior Credit Facility primarily for the purpose of extending maturity dates and obtaining more favorable rates of interest. In connection with these amendments, we paid financing fees $1.1 million, $2.3 million and $5.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Those financing fees were deferred and are being recognized as interest expense over the remaining maturity of the debt, except for $0.7 million of third party fees and fees paid to lenders during the year ended December 31, 2012, which was recognized as other income (expense), net. Additionally, for the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $2.0 million representing the write-off of certain unamortized deferred financing costs.

Interest and Fees
At our election, the interest rate on the U.S. dollar-denominated term loans is based on either (i) the then applicable British Bankers Association London Interbank Offered Rate (“LIBOR”) plus 3.25% per annum, or (ii) an alternate base rate plus 2.25% per annum, where the alternate base rate is equal to the greater of (a) the U.S. Prime lending rate or (b) the Federal Funds effective rate plus 0.5% per annum.
The interest rate on the euro-denominated term loans is based on the then applicable interest rate determined by the Banking Federation of the European Union (“EURIBOR”) plus 3.50% per annum.
The interest rate on swingline loans, which may only be denominated in U.S. dollars, is based on the alternate base rate plus a margin of 1.25% to 2.75% per annum (currently 2.00% per annum), depending upon our leverage, as defined.
The interest rate on borrowings under our multi-currency revolving credit agreement is based on either (i) LIBOR plus a margin of 2.25% to 3.75% per annum (currently 3.00% per annum), depending on our leverage; or at our election, for loans denominated in U.S. dollars or Canadian dollars (ii) an alternate base rate plus a margin of 1.25% to 2.75% per annum (currently 2.00% per annum), depending on our leverage, where the alternate base rate for U.S. dollar borrowings is as previously described and for Canadian dollar borrowings is the Canadian prime rate of borrowing.
We also pay fees related to the Senior Credit Facility. The largest of these fees is a commitment fee on the unused portion of the multi-currency revolving loan facility of 0.25% to 0.38% per annum (currently 0.25% per annum), depending on our leverage. None of the fees were material to interest expense.
Security Provisions
The obligations under the Senior Credit Facility are guaranteed by VWR Corporation, VWR Funding and each of VWR Funding’s wholly owned U.S. subsidiaries other than its U.S. foreign subsidiary holding companies (collectively, the “Subsidiary Guarantors”). In addition, the Senior Credit Facility and the guarantees thereunder are secured by (i) security interests in and pledges of or liens on substantially all of the tangible and intangible assets of VWR Corporation, VWR Funding and the Subsidiary Guarantors and (ii) pledges of 100% of the capital stock of each of the Subsidiary Guarantors and 65% of the capital stock of each of its U.S. foreign subsidiary holding companies.
The Senior Credit Facility contains a number of customary affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the Senior Credit Facility.
The Senior Credit Facility imposes restrictions on our ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $25.0 million and (ii) an additional amount equal to $75.0 million plus our cumulative excess cash flow and any amounts it has received from sales of equity or capital contributions that are not used for other restricted payments, provided that there is no default under the Senior Credit Facility and that we meet certain leverage ratios after giving effect to any such restricted payment.
Additional Borrowings
Subject to our continued compliance with our covenants, we may request additional tranches of term loans or increases in the amount of commitments under the Senior Credit Facility. The actual extension of any such incremental term loans or increases in commitments would be subject to us and our lenders reaching agreement on applicable terms and conditions, which may depend on market conditions at the time of any request. We may add incremental term loan facilities and revolving loan commitments in an aggregate amount not to exceed the lesser of (i) $300.0 million or (ii) the maximum amount at such time that could be incurred without causing VWR Funding to exceed a certain leverage ratio, in each case subject to certain other restrictions.

Senior Notes
On September 4, 2012, we financed the purchase and redemption of previously issued senior notes with the issuance of $750.0 million aggregate principal amount of Senior Notes at a more favorable rate of interest. During the year ended December 31, 2012, we (i) paid financing fees $12.1 million in connection with the issuance of the Senior Notes, which were deferred and are being recognized as interest expense over the remaining maturity of the debt; and (ii) recognized a loss on extinguishment of debt of $25.5 million, comprised of $18.7 million in tender and redemption premiums paid, $6.6 million for the write-off of unamortized deferred financing costs and $0.2 million of third party fees and fees paid to lenders.
The Senior Notes will mature on September 15, 2017. Interest on the Senior Notes is payable on March 15 and September 15 of each year at a stated rate of 7.25% per annum.
Redemption
At any time, we may redeem all or a part of the Senior Notes at a price of 105.438%. Beginning on September 15, 2015, the redemption price is reduced to 102.719%, and beginning on September 15, 2016 the redemption price is reduced further to 100%. In all cases, we would also be required to pay accrued and unpaid interest to the date of redemption. If we experience specific kinds of changes in control, we would be required to offer to repurchase the Senior Notes at 101% of the principal amount, plus any accrued and unpaid interest to the repurchase date.
Security Provisions
The obligations under the Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior basis by each of the Subsidiary Guarantors. The Subsidiary Guarantors’ obligations under the guarantees of the Senior Notes are not secured by any of the assets of VWR Corporation, VWR Funding or the Subsidiary Guarantors.
The indenture governing the Senior Notes contains a number of customary affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the indenture.
The indenture governing the Senior Notes restricts VWR Funding’s ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $25.0 million and (ii) an additional amount equal to 50% of VWR Funding’s consolidated net income since October 1, 2012 and any amounts it has received from sales of equity or capital contributions since the issue date of such Senior Notes that are not used for other restricted payments, provided that there is no default under the indenture and that VWR Funding meets a fixed charge coverage ratio after giving effect to any such restricted payment.
Subordinated Notes
In the fourth quarter of 2014, we used the proceeds from a capital contribution by VWR Corporation (see Note 12) to redeem the entire aggregate principal amount of the Subordinated Notes at a redemption price of 100% plus accrued and unpaid interest through the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $5.1 million representing the write-off of unamortized deferred financing costs related to the Subordinated Notes.
Prior to their redemption, the portions of Subordinated Notes were denominated in both U.S. dollars and euros. Interest on the Subordinated Notes was payable at a rate of 10.75% per annum.

(9)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, compensating cash balance, trade accounts receivable, accounts payable, debt and capital lease obligations and amounts due to affiliates. Our financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance, except for amounts due to VWR Corporation under the ITRA (see Note 20).
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amounts of cash and cash equivalents and compensating cash balance are stated at their fair value (Level 1 measurements). The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of other financial instruments (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
A/R Facility	$73.0	$73.0	$124.2	$124.2
Senior Credit Facility	1,268.1	1,256.5	1,389.2	1,400.4
Senior Notes	750.0	780.2	750.0	806.3
Subordinated Notes	—	—	533.4	559.7
Due to VWR Corporation — ITRA	172.9	132.0	—	—
The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations approximate fair value due to their primarily short-term nature (Level 2 measurements). The amount due to VWR Corporation under the ITRA was estimated using a combination of observable and unobservable inputs using an income-based approach (Level 3 measurement).
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in recurring fair value measurements with significant unobservable inputs (Level 3):

Contingent Consideration
Balance at December 31, 2013	$3.6
Acquisitions	8.4
Settlements in cash	(0.2)
Currency translation	(0.2)
Balance at December 31, 2014	$11.6
Contingent Consideration
Certain of the Acquisitions entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. The fair value of contingent consideration was estimated using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging from approximately $3 million to $19 million at December 31, 2014. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario.

Non-Recurring Fair Value Measurements
During the years ended December 31, 2014 and 2013, we measured the following items on our balance sheets at fair value following their initial recognition:

•	on June 30, 2014, we measured goodwill related to a business to be disposed; and

•	on September 30, 2013, we measured an amortizable intangible asset related to our Asia-Pacific operations.
Business to be Disposed
In July 2014, we received allegations and identified inappropriate business practices at a recently-acquired business (see Note 5), which caused us to perform interim impairment testing of its long-lived assets, consisting only of goodwill. The interim impairment testing resulted in our recognition of an impairment charge of $11.3 million during the three months ended June 30, 2014.
We determined that the fair value of the goodwill was zero using a combination of observable and unobservable inputs (Level 3 measurement). We first estimated the fair value of the entire business using an income approach (Level 3 measurement) and concluded that its fair value was equal to the fair value of its net tangible assets, which we estimated using their carrying value (Level 2 measurement). The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with recently discovered inappropriate business practices and expected customer attrition. Our estimates were principally based upon our knowledge and experience, and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.
Amortizable Intangible Asset
In September 2013, we initiated a global restructuring program (see Note 14), which caused us to perform interim impairment testing of an amortizable intangible asset related to our Asia-Pacific operations, which were affected by the program. The interim impairment testing resulted in our recognition of a restructuring charge of $2.8 million during the three months ended September 30, 2013.
We determined that the fair value of the amortizable intangible asset was zero using an income approach (Level 3 measurement). The valuation required us to make various assumptions, including, but not limited to, assumptions related to changes in profitability and future cash flows associated with the intangible asset. Our estimates were principally based upon our knowledge and experience and overall economic factors, including the regulatory environment, and we believe the estimates and assumptions used were reasonable.
Derivative Instruments and Hedging Activities
At December 31, 2014 and 2013, our derivative instruments consisted entirely of foreign currency forward contracts. Prior to December 31, 2012, we were also party to interest rate swap arrangements.
Foreign Currency Forward Contracts
Certain of our subsidiaries have entered into foreign currency forward contracts to reduce the impact of changes in foreign currency exchange rates on certain short-term business transactions. These contracts were designated as cash flow hedges, so the gains and losses from those contracts are deferred as accumulated other comprehensive income or loss until the settlement of the related business transaction, at which time the accumulated gain or loss from the contracts is reclassified into earnings to offset the foreign currency impact of the business transaction. Although certain of our subsidiaries use these contracts to manage local foreign currency risk, foreign currency forward contracts have not been material to our consolidated financial statements. At December 31, 2014, the notional value of foreign currency forward contracts was $135.2 million. The fair value of foreign currency forward contracts, which was estimated based on period-end spot rates (a Level 2 measurement), was immaterial.
In 2007, in anticipation of issuing euro-denominated terms loans, we entered into a series of foreign currency forward contracts. The contracts were designated as cash flow hedges, so gains and losses from those contracts were deferred as accumulated other comprehensive income or loss. The foreign currency forward contracts were settled upon issuance of the euro-denominated terms loans later in 2007. The accumulated loss on the foreign currency forward contracts is being reclassified to interest expense ratably through maturity of the euro-denominated term loans in April 2017. Neither the accumulated loss nor the reclassification of the loss into earnings were material to our consolidated financial statements.

Interest Rate Swap Arrangements
Prior to their maturity in December 31, 2012, we entered into interest rate swap arrangements to reduce the impact of changes in variable interest rates on our term loans to interest expense. Originally, the swaps were designated as cash flow hedges, so gains and losses from those contracts were deferred as accumulated other comprehensive income or loss. In 2008, the swaps were amended and hedge accounting was discontinued because the swaps no longer met the hedge accounting criteria following the amendment. The accumulated loss on the swaps of $14.0 million was reclassified to interest expense ratably through maturity of the amended swaps on December 31, 2012. Additional changes to the fair value of the swaps following the discontinuation of hedge accounting through December 31, 2012 were recognized in earnings as a component of interest expense.
The following table presents the reclassification of accumulated other comprehensive income (loss) into earnings for derivative instruments designated as hedging instruments (in millions):

	Classification in Statements of Operations	Year Ended December 31, 2012
Interest rate swap arrangements	Interest expense	$(1.8)
The following table presents the classifications and the amount of net gain (loss) recognized in earnings for derivative instruments not designated as hedging instruments (in millions):

	Classification in Statements of Operations	Year Ended December 31, 2012
Interest rate swap arrangements — realized	Interest expense	$(14.4)
Interest rate swap arrangements — unrealized	Interest expense	12.3
Total		$(2.1)

(10)	Commitments and Contingencies
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
We are also involved in various disputes, litigation and regulatory matters incidental to our business, including employment matters, commercial disputes, government contract compliance matters, disputes regarding environmental clean-up costs, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of this litigation has historically been immaterial, and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.

Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicit and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $10.5 million as of December 31, 2014.
Registration Rights Agreement
On October 7, 2014, VWR Corporation entered into a registration rights agreement with VWR Holdings that could require us to pay registration costs in future periods. See Note 12.

(11)	Redeemable Equity
Redeemable equity consists of redeemable equity units of our parent.
In 2007, our parent company, VWR Holdings, established the 2007 Securities Purchase Plan (the “VWR Holdings Plan”), pursuant to which members of management and other employees (“Management Investors”) were able to purchase a “strip” of equity instruments, which was intended to provide Management Investors a mix of ownership interests similar to that held by the Sponsors and the other co-investors. The strip consisted of Class A Preferred Units (“Preferred Units”), Class A Common Units (“Common Units”) and Founders Units (collectively, the “Units”) of VWR Holdings, each issued in predefined ratios based on the amount invested by a Management Investor. The following summarizes important information about the Units:

•
Units held by Management Investors are subject to certain repurchase and put options that are triggered if a Management Investor is terminated from employment. Because the put option is outside of our control, we remeasure the redemption value of Units held by Management Investors each period-end and reclassify the necessary amount from stockholder equity to redeemable equity to state the units at their redemption value.

•
Issuances of Units are accounted for as ordinary capital contributions by VWR Holdings. Subsequently, VWR Holdings contributes an equal amount of capital to VWR Corporation, and VWR Corporation contributes an equal amount of capital to us.

•	Repurchases of Units are accounted for as described below.

•
Founders Units are Common Units held by Management Investors that vest over a period of four years based upon continuing service, subject to accelerated vesting upon the occurrence of certain events. Because the Founders Units were made available to our management as an incentive to provide services to us, we account for them as stock-based compensation. See Note 13.

Repurchases of Units from Management Investors
Upon termination of a Management Investor, up to two redemption options may be triggered. First, VWR Holdings receives an option to repurchase the Management Investor’s equity units. If VWR Holdings does not exercise the option, the Management Investor receives an option to put the equity units to VWR Holdings, which has never occurred. Under either scenario, the redemption value is equal to a contractually-defined value, except that the following units are valued at the lower of the contractually-defined value or original cost: (i) Common Units and vested Founders Units following a termination for “cause;” and (ii) all unvested Founders Units.

The contractually-defined value of Preferred Units is equal to the unreturned capital plus a cumulative dividend that accrues and compounds quarterly at an annual rate of 8%. The contractually-defined value of Common Units and Founders Units is based on the enterprise value of VWR Holdings less the contractually-defined value of the Preferred Units.
Repurchases or puts are settled as follows:

•
Prior to VWR Corporation’s recapitalization on July 31, 2014, VWR Holdings settled repurchases by providing an equally-valued number of shares of VWR Corporation redeemable convertible preferred stock that it held. Concurrently, VWR Corporation repurchased its redeemable convertible preferred stock from the Management Investor for cash by requiring us to distribute an equal amount of capital to VWR Corporation.

•	Following the recapitalization, we expect that VWR Holdings will settle repurchases or puts directly with cash on hand resulting from our payment of the Holdings Dividend (see Note 12).
Because they have no operations of their own, VWR Holdings and VWR Corporation have depended on us to provide funding for repurchases or puts. Additional distributions may be required from us to fund future repurchases or puts.

(12)	Stockholder Equity
Stockholder equity consists of our common stock. Our debt agreements impose restrictions on our ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. See Note 8.
Initial Public Offering
On October 7, 2014, VWR Corporation completed its IPO. On November 5, 2014, the underwriters of the IPO completed an additional purchase (the “Additional Sale”) under an option granted to them in connection with the IPO. The IPO and the Additional Sale resulted in proceeds of $577.8 million, net of underwriting discounts and stock issuance costs.
In connection with the IPO and the Additional Sale, we and VWR Corporation entered into a number of transactions (collectively, the “Transactions”) that had a significant impact to our financial position and results of operations:

•	On October 1, 2014, we paid a $25.0 million dividend to VWR Corporation, which in turn paid a dividend of the same amount to VWR Holdings (the “Holdings Dividend”).

•
On October 7, 2014: (i) we terminated a management services agreement with affiliates of the Sponsors (see Note 20); (ii) VWR Corporation executed an income tax receivable agreement with VWR Holdings, which is funded by us (see Note 20); (iii) VWR Corporation awarded options to purchase shares of its common stock to certain of our employees and directors under a new stock-based compensation plan (see Note 13); and (iv) VWR Corporation adopted the VWR Corporation Employee Stock Purchase Plan (see Note 13).

•
On October 7, 2014 and November 5, 2014, VWR Corporation received the net proceeds from the sale of its common shares in the IPO and the Additional Sale. Subsequently, VWR Corporation contributed those proceeds to us, net of stock issuance costs. We used those proceeds to redeem all of the Subordinated Notes and a portion of the borrowings under our credit facilities.

Our consolidated balance sheet at December 31, 2014 reflects all of the Transactions. We have provided an unaudited consolidated pro forma statement of operations to present the full-year effect of the Transactions on our results of operations. See Note 24.
Registration Rights Agreement
On October 7, 2014, VWR Corporation entered into a registration rights agreement with VWR Holdings. Under the registration rights agreement, VWR Holdings is entitled to request that VWR Corporation register (i) any shares of its common stock that VWR Holdings held at October 7, 2014 and (ii) any shares held by Madison Dearborn Partners. Should VWR Corporation register such common stock, we would be required to fund the costs related to the registration as well as VWR Holdings’ expenses in connection with its exercise of these rights.

(13)	Share-Based Compensation
The following table presents share-based compensation expense, a component of SG&A expenses, by award type and plan (in millions):

		Year Ended December 31,
	Plan	2014	2013	2012
VWR Corporation stock options	2014 Plan	$1.1	$—	$—
Share-based compensation related to VWR Holdings	VWR Holdings Plan	0.9	0.6	0.9
Share-based compensation expense		$2.0	$0.6	$0.9
At December 31, 2014, remaining share-based compensation expense of $19.9 million related to unvested awards will be recognized over a weighted average period of 4.7 years.
VWR Corporation 2014 Equity Incentive Plan
In connection with the IPO, the Board of Directors of VWR Corporation adopted the VWR Corporation 2014 Equity Incentive Plan (the “2014 Plan”) on September 9, 2014. The 2014 Plan authorized up to 11.5 million shares of VWR Corporation common stock to be issued in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. At December 31, 2014, 8.0 million shares of VWR Corporation common stock were available for future issuance. No award shall be granted pursuant to the 2014 Plan on or after September 9, 2024.
VWR Corporation Stock Options
The following table presents activity and other information about stock options under the 2014 Plan (in millions, except per share amounts):

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	—	$—
Granted	3.5	21.01
Forfeited	—	21.00
Outstanding at December 31, 2014	3.5	$21.01

Expected to vest at December 31, 2014	3.1	$21.01
Stock options outstanding and expected to vest at December 31, 2014 had aggregate intrinsic values of $16.9 million and $14.9 million, respectively, and a weighted average remaining contractual term of 6.8 years. No stock options were vested or exercisable at December 31, 2014.
During the year ended December 31, 2014, 3.5 million stock options were granted under the 2014 Plan to employees and directors. The stock options were estimated to have a weighted average grant date fair value of $6.67 per option. The substantial majority of the stock options were granted to employees on October 1, 2014 and have forty percent vesting on the second anniversary of the date of grant and five percent vesting quarterly thereafter through the fifth anniversary of the date of grant. All of the stock options have a seven-year term. Unvested stock options are forfeited in the event of termination of the recipient and fully vest upon a change in control, provided that the recipient has not been terminated prior to such change in control.
The following table presents the assumptions used to estimate the fair value of awards granted on a weighted average basis:

Year Ended December 31, 2014
Expected stock price volatility	33%
Risk free interest rate	1.76%
Expected life of options, in years	4.9

VWR Corporation Employee Stock Purchase Plan
In connection with the IPO, VWR Corporation adopted the VWR Corporation Employee Stock Purchase Plan (the “VWR ESPP”). The VWR ESPP became effective October 7, 2014, but the first offering period will not commence until specifically authorized by an administering committee. The VWR ESPP is generally designed to encourage employees to become stockholders and to increase their ownership of VWR Corporation’s common stock. The number of shares of VWR Corporation common stock reserved for issuance under the VWR ESPP is 2.0 million shares. Benefits provided to employees under the VWR ESPP will be accounted for by us as stock-based compensation. We have not yet recognized any expense related to the VWR ESPP.
Share-based Compensation Related to VWR Holdings
As previously discussed, the VWR Holdings Plan was created pursuant to which Founders Units were made available to Management Investors (see Note 11). Founders Units are accounted for by us as stock-based compensation. During all periods presented, share-based compensation related to VWR Holdings was not material to our consolidated financial statements.

(14)	Restructuring Activities
In September 2013, we initiated a global restructuring program designed to enhance our interaction with customers and suppliers, improve the efficiency of our operations and reduce operating expenses (collectively, the “Program”). The Program involved transitioning the management of our European organization from a national to regional basis, refining customer segmentation and focus within Europe and the United States and consolidating our leadership structure and operations in the Asia Pacific region. As part of the Program, we also exited a variety of relatively small distribution and other facilities in North America, Europe and Asia. We expect the Program will enable us to better serve customers and to improve operational efficiency, competitiveness and business profitability. The Program was substantially initiated by December 31, 2013. Substantially all actions under the Program were completed at December 31, 2014.
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
The following table presents changes to accrued restructuring charges under the Program (in millions):

	Severance and Termination Benefits	Facilities-Related and Other	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring charges	27.7	0.8	28.5
Cash payments	(9.3)	(0.2)	(9.5)
Balance at December 31, 2013	18.4	0.6	19.0
Cash payments	(16.6)	(0.2)	(16.8)
Balance at December 31, 2014	$1.8	$0.4	$2.2
During the year ended December 31, 2013, in addition to the $28.5 million in restructuring charges noted above, we also recognized $4.0 million of charges related to the Program in our Asia Pacific operations, including $2.8 million related to an impairment of an amortizable intangible asset and increased provisions for inventories of $0.8 million and trade accounts receivable of $0.4 million. All restructuring charges were classified as SG&A expenses except for the increased provisions for inventories, which was classified as cost of goods sold.
From time to time, we have undertaken cost reduction initiatives in our existing businesses as well as in our acquired businesses, typically consisting of severance and facility closure costs. Expenses associated with such actions were $16.9 million during the year ended December 31, 2012 and were classified as SG&A expenses.

(15)	Benefit Plans
We sponsor a number of defined benefit plans for our employees worldwide. We present our defined benefit plans in two groups due to their different geographies, characteristics and actuarial assumptions: (i) the defined benefit plan in the United States (the “U.S. Retirement Plan”); and (ii) the defined benefit plans in Germany, France and the United Kingdom in the aggregate (the “German, French and UK Plans”).
We also sponsor a defined contribution plan for our employees in the United States and provide an employer match. The expense related to the employer match was $10.7 million, $7.4 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also sponsor certain other defined benefit plans applicable to both our U.S. and non-U.S. employees, which were not material individually or in the aggregate.
U.S. Retirement Plan
The U.S. Retirement Plan is a funded and tax-qualified defined benefit retirement plan that covers substantially all of our full-time U.S. employees who completed one full year of service as of May 31, 2005. As of December 31, 2014, the U.S. Retirement Plan covered approximately 3,560 participants. Benefits under the U.S. Retirement Plan were frozen on May 31, 2005. We generally fund the minimum amount required by applicable laws and regulations. We use a December 31 measurement date for the U.S. Retirement Plan.
The following table presents the change in benefit obligation, the change in fair value of plan assets and the funded status for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2014	2013
Benefit obligation at beginning of year	$201.1	$226.3
Service cost	0.7	0.7
Interest cost	8.4	8.7
Partial plan settlements	(35.8)	—
Actuarial (gain) loss	23.0	(28.0)
Benefits paid	(8.3)	(6.6)
Benefit obligation at end of year	189.1	201.1

Fair value of plan assets at beginning of year	253.0	264.5
Actual gain (loss) on plan assets	32.3	(4.9)
Partial plan settlements	(35.8)	—
Benefits paid	(8.3)	(6.6)
Fair value of plan assets at end of year	241.2	253.0
Funded status at end of year	$52.1	51.9
The following table presents the amounts recognized in the consolidated balance sheets for the U.S. Retirement Plan (in millions):

	December 31,
	2014	2013
Other assets	$52.1	$51.9
Accumulated other comprehensive income	(23.1)	(35.5)
The amount in accumulated other comprehensive income that has not been recognized as net periodic pension income as of December 31, 2014 relates to an actuarial gain, none of which will be recognized during the year ended December 31, 2015.
The accumulated benefit obligation of the U.S. Retirement Plan was $189.1 million and $201.1 million as of December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$0.7	$0.7	$0.7
Interest cost	8.4	8.7	8.8
Expected return on plan assets	(14.4)	(15.7)	(14.3)
Recognized net actuarial gain	(0.4)	(0.1)	—
Gain from partial plan settlement	(6.9)	—	—
Net periodic pension income	$(12.6)	$(6.4)	$(4.8)
In April 2014, certain eligible participants under the U.S. Retirement Plan were offered an opportunity to receive their entire vested accrued benefit in a lump sum or annuity. On June 1, 2014, this offer expired, and during June 2014, $35.8 million of plan assets were distributed to participants in satisfaction of 16.8% of the U.S. Retirement Plan’s projected benefit obligation. In connection with these settlements during the second quarter of 2014, the Company: (i) remeasured the U.S. Retirement Plan’s funded status, resulting in a $6.1 million pre-tax increase to other assets and accumulated other comprehensive income; and (ii) reclassified a $6.9 million pre-tax gain to earnings from accumulated other comprehensive income. The discount rate used to remeasure the benefit obligation was based on a published bond yield curve and was 4.34% as of the settlement date.
The net actuarial (loss) gain for the U.S. Retirement Plan recorded in other comprehensive income or loss was $(5.0) million, $7.4 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents the assumptions used to determine net periodic pension income and the projected benefit obligation:

	Year Ended December 31,
	2014	2013	2012
Discount rate for benefit obligation at end of year	4.13%	4.90%	3.95%
Discount rate for net periodic pension income	4.34% / 4.90%	3.95%	4.10%
Expected rate of return on plan assets for net periodic pension income	6.00%	6.00%	6.00%
We select our discount rate by reference to a published bond yield curve.
The following table presents future benefits expected to be paid under the U.S. Retirement Plan over the next five years and the five years thereafter as of December 31, 2014 (in millions):

2015	$8.2
2016	8.6
2017	9.0
2018	9.2
2019	9.6
2020 – 2024	52.1
As of December 31, 2014, the investment strategy of the U.S. Retirement Plan is to match the investment asset duration with the pension liability duration. This strategy, utilizing a diversified fixed income fund, attempts to hedge the discounted rate used to present value future pension obligations. The fixed income fund invests in long duration investment grade corporate bonds primarily across industrial, financial and utilities sectors and is managed by a single institution. Surplus assets, the fair market value of assets in excess of benefit obligations, are invested in equity funds. We estimate the future return on plan assets after considering prior performance, but primarily based upon the mix of assets and expectations for the long-term returns on those asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return was adjusted for the historical experience and future expectations of returns as a result of active portfolio management as compared to the benchmark returns.

The following table presents information about the fair value of assets held by the U.S. Retirement Plan by asset class (in millions):

	December 31, 2014			December 31, 2013
	Total	Type of Fair Value Measurement		Total	Type of Fair Value Measurement
		Level 1	Level 2		Level 1	Level 2
Money market funds	$1.1	$—	$1.1	$1.3	$—	$1.3
Fixed income funds	187.7	—	187.7	200.6	—	200.6
Equity funds	52.4	19.1	33.3	51.1	18.4	32.7
Total	$241.2	$19.1	$222.1	$253.0	$18.4	$234.6
The Company does not expect to make contributions to the U.S. Retirement Plan in 2015.
German, French and UK Plans
Our German subsidiaries have unfunded defined benefit pension plans for certain employees and retirees, such plans being closed to new participants. Our French subsidiary has a defined benefit pension plan for a certain group of employees that is closed to new participants. Our UK subsidiary has two defined benefit plans which are closed to new participants and frozen with respect to future accrual of benefits. We use a December 31 measurement date for the German, French and UK Plans.
The following table presents the change in benefit obligation, change in plan assets, and reconciliation of funded status for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2014	2013
Benefit obligation at beginning of year	$163.1	$150.2
Service cost	1.5	1.4
Interest cost	6.6	5.9
Actuarial loss	28.9	5.6
Benefits paid	(3.5)	(4.7)
Currency translation	(16.3)	4.7
Benefit obligation at end of year	180.3	163.1

Fair value of plan assets at beginning of year	83.7	71.6
Actual gain on plan assets	6.0	11.2
Company contributions	1.1	2.1
Benefits paid	(2.6)	(3.3)
Currency translation	(5.2)	2.1
Fair value of plan assets at end of year	83.0	83.7
Funded status at end of year	$(97.3)	$(79.4)
The following table presents the amounts recognized in the consolidated balance sheets for the German, French and UK Plans (in millions):

	December 31,
	2014	2013
Other assets	$0.7	$0.5
Other liabilities	(98.0)	(79.9)
Accumulated other comprehensive loss	60.7	36.5
The amount in accumulated other comprehensive income or loss that has not been recognized as net periodic pension cost as of December 31, 2014, relates to a net actuarial loss, of which we expect $4.0 million will be recognized as an actuarial loss during the year ended December 31, 2015. The accumulated benefit obligation of the German, French and UK Plans was $171.1 million and $155.4 million as of December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$1.5	$1.4	$1.7
Interest cost	6.6	5.9	5.9
Expected return on plan assets	(5.7)	(3.8)	(3.9)
Recognized net actuarial loss	2.1	2.0	0.9
Net periodic pension cost	$4.5	$5.5	$4.6
The net actuarial (loss) gain for the German, French and UK Plans recorded in other comprehensive income or loss was $(26.3) million, $1.9 million and $(16.5) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents the weighted average assumptions used to determine net periodic pension cost and the projected benefit obligation for the German, French and UK Plans:

	Year Ended December 31,
	2014	2013	2012
Discount rate for benefit obligation at end of year	2.99%	4.19%	4.11%
Discount rate for net periodic pension cost	4.19%	4.11%	4.88%
Expected rate of return on plan assets for net periodic pension cost	6.92%	6.45%	6.33%
Assumed annual rate of compensation increase for benefit obligation at end of year	3.00%	3.00%	3.00%
Assumed annual rate of compensation increase for net periodic pension cost	3.00%	3.00%	3.24%
The following table presents future benefits expected to be paid under the German, French and UK Plans over the next five years and the five years thereafter as of December 31, 2014 (in millions):

2015	$4.1
2016	4.1
2017	4.3
2018	4.5
2019	4.8
2020 – 2024	28.6
The French and UK Plans primarily invest in insurance contracts. The combined weighted target allocations for the underlying investments of such insurance contracts are approximately 70% equity index funds and 30% debt securities, equally divided between corporate bonds and government securities. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. Retirement Plan.
The following table presents information about the fair value of assets held by the French and UK plans by asset class (in millions):

	December 31, 2014			December 31, 2013
	Total	Type of Fair Value Measurement		Total	Type of Fair Value Measurement
		Level 1	Level 2		Level 1	Level 2
Insurance contracts	$82.6	$—	$82.6	$79.4	$—	$79.4
Cash	0.4	0.4	—	4.3	4.3	—
Total	$83.0	$0.4	$82.6	$83.7	$4.3	$79.4
We expect to make contributions of $0.7 million to the French and UK plans during 2015.

(16)	Leases
The Company leases office and warehouse space, vehicles and computer and office equipment under operating leases. Operating lease expense was $35.5 million, $35.6 million and $37.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents future minimum lease payments under capital leases and non-cancelable operating leases having initial lease terms of more than one year (in millions):

	December 31, 2014
	Capital Leases	Operating Leases
2015	$5.1	$30.1
2016	5.5	25.2
2017	3.9	20.9
2018	3.0	18.0
2019	0.6	15.2
Thereafter	—	34.7
Total minimum payments	18.1	$144.1
Less amounts representing imputed interest	2.2
Present value of minimum lease payments	$15.9

(17)	Other Income (Expense), net
The following table presents the components of other income (expense), net (in millions):

	Year Ended December 31,
	2014	2013	2012
Net foreign currency remeasurement gain (loss)	$90.9	$(38.8)	$(14.4)
Other	—	—	(0.7)
Other income (expense), net	$90.9	$(38.8)	$(15.1)
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of foreign-denominated debt obligations on our U.S. dollar-denominated balance sheet is reported in other income (expense), net, as foreign currency exchange gains or losses each period. Such gains or losses are unrealized until repayment of the debt and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar. As a result, our operating results are exposed to fluctuations in foreign currency exchange rates, principally with respect to the euro.
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. For additional information, see Note 21.

(18)	Income Taxes
Income Tax Provision
The following table presents the components of income before income taxes (in millions):

	Year Ended December 31,
	2014	2013	2012
United States	$121.4	$(56.6)	$(78.2)
Foreign	116.0	79.1	90.1
Total income before income taxes	$237.4	$22.5	$11.9
The following table presents the components of income tax provision (in millions):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision:
Federal	$(3.8)	$(0.4)	$0.1
State	(0.6)	(0.3)	0.1
Foreign	(46.5)	(36.6)	(34.6)
Total	(50.9)	(37.3)	(34.4)
Deferred income tax provision:
Federal	(40.1)	6.5	14.6
State	(4.3)	1.0	1.1
Foreign	10.5	21.4	10.6
Total	(33.9)	28.9	26.3
Income tax provision	$(84.8)	$(8.4)	$(8.1)
During the years ended December 31, 2014 and 2013, we recorded net deferred tax liabilities through goodwill of $3.1 million and $0.7 million, respectively, and net deferred tax assets (liabilities) through stockholder equity of $10.7 million and $(3.9) million, respectively. The deferred tax liabilities recorded through goodwill primarily relate to acquired intangible assets. The net deferred taxes recorded through stockholder equity primarily relate to our defined benefit plans.
The following table presents the reconciliation of the income tax provision calculated at the statutory federal income tax rate of 35% to the income tax provision presented in the statements of operations (in millions):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at U.S. federal statutory rate	$(83.1)	$(7.9)	$(4.2)
State income taxes, net of federal benefit	(3.3)	0.4	0.7
Change in foreign tax rates	—	8.5	(1.4)
Foreign rate differential	10.4	4.9	5.2
Nondeductible expenses	(1.3)	(0.6)	(0.6)
Change in valuation allowance	(5.6)	(12.5)	(4.5)
Other, net	(1.9)	(1.2)	(3.3)
Income tax provision	$(84.8)	$(8.4)	$(8.1)
Other, net for the years ended 2014, 2013 and 2012 includes a (provision) benefit related to changes in uncertain tax positions of $(1.8) million, $0.8 million and $(3.1) million, respectively.

Our tax benefits or provisions can change significantly due to the volatility of our net exchange gains or losses in our operating results.
The change in valuation allowance above for the years ended December 31, 2014, 2013 and 2012 excludes other net valuation allowances recognized with respect to intercompany transactions, foreign taxes and state net operating losses aggregating $3.1 million, $7.4 million and $10.5 million, respectively. See Note 26.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are comprised of the following (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$237.3	$258.2
Currency translation	—	23.2
Other	36.9	28.3
Deferred tax assets, gross	274.2	309.7
Valuation allowances	(110.0)	(119.3)
Deferred tax assets, net	164.2	190.4
Deferred tax liabilities:
Intangible assets	514.4	564.4
Goodwill amortization	35.9	34.3
Currency translation	30.7	—
Other	18.9	21.2
Total deferred tax liabilities	599.9	619.9
Net deferred tax liability	$435.7	$429.5
Deferred income taxes have been classified in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2014	2013
Other current assets	$14.4	$15.1
Other assets	17.0	7.3
Other current liabilities	(4.9)	(5.8)
Deferred income tax liabilities	(462.2)	(446.1)
Net deferred tax liability	$(435.7)	$(429.5)
The Company evaluates the realization of deferred tax assets taking into consideration such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of the reversal of existing taxable temporary differences will influence the extent of tax benefits recognized in a particular year. As of December 31, 2014, the Company had valuation allowances of $110.0 million associated with certain intercompany transactions, foreign net operating loss carryforwards, foreign tax credit carryforwards, short-lived state net operating losses and other deferred tax assets that are not expected to be realized. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance will generally be recognized as a component of our income tax provision or benefit.

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
As of December 31, 2014 and 2013, the Company had $62.4 million and $58.5 million, respectively, of unrecognized tax benefits, including $0.7 million and $0.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the net effect would generally be a benefit to the Company’s income tax provision. We expect a reduction in the liability for unrecognized tax benefits of up to $0.7 million over the next twelve months as a result of settlements and the expiration of statues of limitations.
The following table reflects changes in the reserve associated with uncertain tax positions, exclusive of interest and penalties (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$57.9	$46.5	$31.1
Tax positions related to the current year — additions	5.1	14.0	13.7
Tax positions related to prior years — additions	0.3	0.1	1.7
Tax positions related to prior years — reductions	(0.1)	(1.1)	—
Reductions for settlements with taxing authorities	(0.3)	(1.2)	—
Reductions as a result of a lapse of statutes of limitations	(0.4)	(0.4)	—
Currency translation	(0.8)	—	—
Balance at December 31	$61.7	$57.9	$46.5
During the years ended December 31, 2014, 2013 and 2012, our reserve for unrecognized tax benefits increased primarily as a result of tax positions we took across various jurisdictions. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing of settlement discussions with tax authorities.
Other Matters
Neither income taxes nor foreign withholding taxes have been provided on $738.2 million of cumulative undistributed earnings of foreign subsidiaries as of December 31, 2014. These earnings are considered permanently invested in the business. We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings are permanently reinvested. Future changes in facts and circumstances could require us to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the United States in a manner that attracts a net tax cost. At this time, a determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with its hypothetical calculation.
As of December 31, 2014, the Company has federal net operating loss carryforwards of $486.2 million that begin to expire in 2025 and state net operating loss carryforwards of $457.8 million, with a corresponding state tax benefit of $17.0 million, that expire at various times through 2034. In addition, the Company has foreign net operating loss carryforwards of $317.4 million, which predominantly have indefinite expirations. Further, as of December 31, 2014, there are U.S. foreign tax credit carryforwards of $2.9 million that will expire at various times through 2016.
VWR Corporation has entered into an agreement that provides for the payment to VWR Holdings of the majority of cash savings, if any, in U.S. federal, state and local income tax as a result of the utilization of net operating losses generated in periods prior to the IPO. See Note 20.
The Company files a consolidated federal and certain state combined income tax returns with its domestic subsidiaries and VWR Corporation.

(19)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income or loss, net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2011	$(62.6)	$(5.2)	$(12.4)	$(80.2)
Net unrealized gain (loss) arising during the period	35.3	0.5	(9.2)	26.6
Reclassification of net loss into earnings	—	3.4	0.8	4.2
Balance at December 31, 2012	(27.3)	(1.3)	(20.8)	(49.4)
Net unrealized gain arising during the period	40.6	2.6	10.6	53.8
Reclassification of net (gain) loss into earnings	—	(3.4)	1.5	(1.9)
Balance at December 31, 2013	13.3	(2.1)	(8.7)	2.5
Net unrealized (loss) gain arising during the period	(204.2)	0.7	(27.0)	(230.5)
Reclassification of net loss (gain) into earnings	—	1.1	(3.0)	(1.9)
Balance at December 31, 2014	$(190.9)	$(0.3)	$(38.7)	$(229.9)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into components of earnings (in millions):

		Year Ended December 31,
	Component of Earnings	2014	2013
Derivative instruments	Cost of goods sold	$0.6	$(5.5)
	Interest expense	0.6	0.6
	Loss on extinguishment of debt	0.5	0.4
	Income tax provision	(0.6)	1.1
	Net income or loss	$1.1	$(3.4)

Defined benefit plans	Selling, general and administrative expenses	$(5.3)	$2.1
	Income tax provision	2.3	(0.6)
	Net income or loss	$(3.0)	$1.5
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Year Ended December 31,
	2014	2013	2012
Derivative instruments:
Net unrealized income tax provision arising during the period	$(0.2)	$(0.9)	$(0.2)
Reclassification of net income tax (benefit) provision into earnings	(0.6)	1.1	(1.9)
Defined benefit plans:
Net unrealized income tax benefit (provision) arising during the period	10.1	(4.4)	2.7
Reclassification of net income tax provision (benefit) into earnings	2.3	(0.6)	(0.2)

(20)	Related Party Transactions
Management Services Agreement
Prior to the completion of the IPO, we were party to a management services agreement with affiliates of the Sponsors (the “Management Services Agreement”). Pursuant to the Management Services Agreement, the Sponsors provided us with management, consulting, financial, board-level and other advisory services for an annual fee of $2.0 million. Our Sponsors agreed to terminate this agreement on October 7, 2014 in connection with the IPO. As a result of the termination, we expect to pay additional fees to our Board of Directors of $0.3 million annually.
Due to VWR Corporation — ITRA
On October 7, 2014, VWR Corporation entered into the ITRA with VWR Holdings. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of the utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, our Sponsors own a controlling interest in VWR Holdings. VWR Corporation is dependent upon us to provide funding for any payments due under the ITRA. At December 31, 2014, we reported a liability of $172.9 million due to VWR Corporation related to the ITRA.
The timing of payments under the ITRA correspond to the beginning of the year in which the net operating loss carryforwards will be claimed on VWR Corporation’s tax return. We expect to make our first payment to VWR Corporation of $9.8 million in March 2015, which is presented within other current liabilities on our consolidated balance sheet.
Registration Rights Agreement
On October 7, 2014, VWR Corporation entered into a registration rights agreement with VWR Holdings that could require us to pay registration costs in future periods. See Note 12.

(21)	Risks and Uncertainties
Testing Goodwill and Other Intangible Assets for Impairment
On October 1 of each year, we perform annual impairment testing of our goodwill, the VWR tradename and our other indefinite-lived intangible assets. The impairment testing requires us to estimate the fair value of these assets, which requires significant judgment from management.
We experienced growth across our business in 2014 and experienced a number of favorable trends in our business, which generally caused us to increase the projected cash flows of our reporting units and generally resulted in increases to the fair value of our goodwill and our indefinite-lived intangible assets compared to prior periods. However, future changes in our estimates or judgments could reduce our fair value measurements, which could in turn result in an impairment charge. For example, our expected net sales, cash flow performance or market conditions could be adversely affected due to, among other things, negative macroeconomic or industry-specific factors. In 2011 and 2010, we recognized impairment charges of $3.3 million and $48.1 million, respectively, related primarily to factors specific to the science education industry, while in 2008, we recognized impairment charges of $392.1 million related primarily to macroeconomic factors. We could also experience adverse changes in market factors such as discount rates, valuation multiples derived from comparable publicly-traded companies, a decline in the trading price of our common stock or control premiums derived from market transactions.
At October 1, 2014, the estimated fair value of the VWR tradename, which comprises substantially all of our indefinite-lived intangible assets, exceeded its carrying value by $189.3 million, and the estimated fair values of goodwill attributable to our US Lab, Emerging Businesses and EMEA-APAC reporting units exceeded their carrying values by $453.8 million, $62.3 million and $1,176.7 million, respectively.
Significant Relationships
In 2014, our largest supplier, Merck KGaA and its affiliates (“Merck KGaA”), supplied products to us that accounted for approximately 9% of our consolidated net sales, approximately 4% of our net sales in the Americas and approximately 17% of our net sales in EMEA-APAC. In April 2014, we began operating under new, non-exclusive chemical distribution agreements with Merck KGaA that extend through December 2018. These new agreements cover a portion of our overall sales of products from Merck KGaA in Europe. The economics of these new agreements are less favorable to us than our previous agreements. Merck KGaA has the right to terminate these agreements if certain events occur.

Foreign Currency Translation
Recently, spot rates for the euro, the British pound sterling and the Canadian dollar have weakened compared to the U.S. dollar. For example, the average euro exchange rate for the first quarter of 2014 was $1.37 = €1.00, whereas the euro exchange rate at March 9, 2015 was $1.08 = €1.00, a 21.2% decline. The weakening of these foreign currency exchange rates could impact us in 2015 as follows:

•
It would have a negative impact on the reported results of our foreign-denominated operations proportional to the decline in the applicable foreign currency exchange rates. Of our total net sales for the year ended December 31, 2014, approximately one-half were foreign-denominated.

•
It would have a negative impact on the reported value of our foreign-denominated net assets proportional to the decline in the applicable foreign currency exchange rates. Of our total assets for the year ended December 31, 2014, approximately one-half were foreign-denominated. In order to partially offset our exposure to these recent changes, in January 2015 we borrowed €88.5 million under our euro-denominated credit facilities to repay $101.2 million of borrowings under our U.S. denominated credit facilities.

We are not able to predict the impact that changes in currency exchange rates will have on our operating results, but their impact could be significant. Because any such changes would not require cash settlement in the near-term, we have determined not to hedge these risks through derivative contracts.

(22)	Segment Financial Information
We report financial results on the basis of two reportable segments organized by geographic region: the Americas and EMEA-APAC. Both the Americas and EMEA-APAC segments provide laboratory products, services and solutions to customers in the life science, general research and applied markets, including the pharmaceutical, biotechnology, agricultural, chemical, environmental, food and beverage, health care, microelectronic and petrochemical industries, as well as governmental agencies, universities and research institutes and environmental organizations.
We are comprised of three operating segments: (i) US Lab; (ii) Emerging Businesses; and (iii) EMEA-APAC. Our operating segments are differentiated by geographic dispersion, which corresponds to the manner in which our chief operating decision maker evaluates performance. We present two reportable segments because we have aggregated US Lab and Emerging Businesses into the Americas reportable segment due to their high degree of economic similarity.
Corporate costs are managed centrally and attributed to the Americas segment.
The following tables present reportable segment financial information (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
Americas	$2,430.1	$2,352.7	$2,400.9
EMEA-APAC	1,945.2	1,835.1	1,728.5
Total	$4,375.3	$4,187.8	$4,129.4
Operating income:
Americas	$141.0	$115.8	$123.2
EMEA-APAC	176.9	138.2	128.8
Total	$317.9	$254.0	$252.0
Capital expenditures:
Americas	$22.2	$22.9	$38.6
EMEA-APAC	11.4	22.4	13.2
Total	$33.6	$45.3	$51.8
Depreciation and amortization:
Americas	$77.8	$75.1	$75.2
EMEA-APAC	51.5	54.9	50.7
Total	$129.3	$130.0	$125.9

	December 31,
	2014	2013
Total assets:
Americas	$2,906.0	$2,874.9
EMEA-APAC	2,082.8	2,334.1
Total	$4,988.8	$5,209.0
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.
We determined that disclosing the amount of revenues from external customers for each group of similar products and services would be impracticable.
The following tables present net sales and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2014	2013	2012
Net sales:
United States	$2,188.2	$2,077.7	$2,117.5
International	2,187.1	2,110.1	2,011.9
Total	$4,375.3	$4,187.8	$4,129.4

	December 31,
	2014	2013
Long-lived assets:
United States	$133.1	$135.4
International	98.4	112.2
Total	$231.5	$247.6

(23)	Unaudited Quarterly Financial Information
The following tables present unaudited quarterly financial information (in millions):

	2014 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,056.6	$1,102.7	$1,114.4	$1,101.6
Gross profit	312.6	311.3	310.5	309.0
Net income	17.4	16.6	69.8	48.8

	2013 Quarterly Periods
	First	Second	Third	Fourth
Net sales	$1,024.3	$1,049.0	$1,055.2	$1,059.3
Gross profit	297.5	295.6	298.2	305.0
Net income (loss)	22.1	(3.6)	(13.5)	9.1

(24)	Unaudited Pro Forma Statement of Operations
The following unaudited pro forma consolidated statement of operations presents our estimates of the financial effects that the Transactions (see Note 12) would have had on our historical statement of operations for the year ended December 31, 2014, had the Transactions occurred on January 1, 2014.
The unaudited pro forma consolidated statement of operations should not be considered indicative of actual results that would have been achieved had the Transactions actually occurred on January 1, 2014, and does not purport to indicate the consolidated results of operations for any future period.
Unaudited Pro Forma Statement of Operations
(in millions)

	Year Ended December 31, 2014
	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$4,375.3	$—		$4,375.3
Cost of goods sold	3,131.9	—		3,131.9
Gross profit	1,243.4	—		1,243.4
Selling, general and administrative expenses	925.5	2.1	(A)	927.6
Operating income	317.9	(2.1)		315.8
Interest expense	(167.2)	47.2	(B)	(120.0)
Interest income	0.9	—		0.9
Other income (expense), net	90.9	(14.6)	(C)	76.3
Loss on extinguishment of debt	(5.1)	5.1	(D)	—
Income before income taxes	237.4	35.6		273.0
Income tax provision	(84.8)	(12.7)	(E)	(97.5)
Net income	$152.6	$22.9		$175.5

(A)
Reflects: (i) additional share-based compensation expense of $3.3 million for stock options granted in connection with the IPO on October 1, 2014; and (ii) an expected $0.3 million increase in fees payable to the Board of Directors, net of (iii) the elimination of $1.5 million of fees under the Management Services Agreement, which was terminated in connection with the IPO.

(B)	Reflects the elimination of historical interest expense related to the Subordinated Notes, which were redeemed using net proceeds from the IPO and the Additional Sale.

(C)	Reflects the elimination of the historical net unrealized exchange gain relating to euro-denominated Subordinated Notes that were redeemed in connection with the IPO.

(D)
Reflects the elimination of unamortized deferred financing costs that were written off in connection with the redemption of the Subordinated Notes, as this charge will not have an ongoing impact on our financial results.

(E)	Represents the income tax effect resulting from the pro forma adjustments using the effective income tax rate 35.7%.

(25)	Condensed Consolidating Financial Information
The following tables set forth the condensed consolidating financial statements of the Company. These financial statements are included as a result of the guarantee arrangements relating to our Senior Notes. The Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Subsidiary Guarantors. The guarantees are full and unconditional and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by the Company. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s consolidated financial statements.
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

Condensed Consolidating Balance Sheets
December 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$3.3	$114.5	$—	$118.0
Compensating cash balance	—	2.5	—	—	2.5
Trade accounts receivable, net	—	13.6	569.9	—	583.5
Other receivables	—	24.3	37.8	—	62.1
Inventories	—	191.9	202.6	—	394.5
Other current assets	1.3	16.5	24.2	—	42.0
Intercompany receivables	92.8	539.9	39.2	(671.9)	—
Total current assets	94.3	792.0	988.2	(671.9)	1,202.6
Property and equipment, net	—	116.7	114.8	—	231.5
Goodwill	—	947.1	906.5	—	1,853.6
Other intangible assets, net	—	929.5	665.4	—	1,594.9
Other assets	159.4	67.0	27.1	(147.3)	106.2
Investment in subsidiaries	2,902.5	1,841.4	—	(4,743.9)	—
Intercompany loans	999.4	25.8	551.0	(1,576.2)	—
Total assets	$4,155.6	$4,719.5	$3,253.0	$(7,139.3)	$4,988.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$13.3	$0.1	$81.9	$—	$95.3
Accounts payable	—	226.3	239.9	—	466.2
Employee-related liabilities	—	26.1	56.2	—	82.3
Other current liabilities	30.8	46.8	64.7	—	142.3
Intercompany payables	1.2	59.5	611.2	(671.9)	—
Total current liabilities	45.3	358.8	1,053.9	(671.9)	786.1
Debt and capital lease obligations, net of current portion	2,004.9	0.7	11.0	—	2,016.6
Due to VWR Corporation — ITRA, net of current portion	163.1	—	—	—	163.1
Deferred income tax liabilities	—	422.8	186.7	(147.3)	462.2
Other liabilities	0.2	36.3	133.2	—	169.7
Intercompany loans	551.0	998.8	26.4	(1,576.2)	—
Total liabilities	2,764.5	1,817.4	1,411.2	(2,395.4)	3,597.7
Redeemable equity	51.4	—	—	—	51.4
Stockholder equity	1,339.7	2,902.1	1,841.8	(4,743.9)	1,339.7
Total liabilities, redeemable equity and stockholder equity	$4,155.6	$4,719.5	$3,253.0	$(7,139.3)	$4,988.8

Condensed Consolidating Balance Sheets
December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$133.1	$—	$135.6
Compensating cash balance	—	—	25.9	—	25.9
Trade accounts receivable, net	—	6.8	578.8	—	585.6
Other receivables	0.1	23.1	45.3	—	68.5
Inventories	—	158.9	206.2	—	365.1
Other current assets	0.7	7.7	26.7	—	35.1
Intercompany receivables	67.0	434.6	5.9	(507.5)	—
Total current assets	67.8	633.6	1,021.9	(507.5)	1,215.8
Property and equipment, net	—	118.6	129.0	—	247.6
Goodwill	—	916.5	1,010.0	—	1,926.5
Other intangible assets, net	—	944.6	779.9	—	1,724.5
Other assets	234.0	58.4	14.2	(212.0)	94.6
Investment in subsidiaries	2,954.6	1,955.7	—	(4,910.3)	—
Intercompany loans	1,028.1	92.3	464.8	(1,585.2)	—
Total assets	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$26.8	$1.1	$43.1	$—	$71.0
Accounts payable	—	220.9	241.8	—	462.7
Employee-related liabilities	—	16.2	55.0	—	71.2
Other current liabilities	19.4	38.6	82.9	—	140.9
Intercompany payables	0.1	23.9	483.5	(507.5)	—
Total current liabilities	46.3	300.7	906.3	(507.5)	745.8
Debt and capital lease obligations, net of current portion	2,645.8	0.7	136.9	—	2,783.4
Deferred income tax liabilities	—	438.2	219.9	(212.0)	446.1
Other liabilities	0.2	25.8	111.3	—	137.3
Intercompany loans	495.8	1,000.5	88.9	(1,585.2)	—
Total liabilities	3,188.1	1,765.9	1,463.3	(2,304.7)	4,112.6
Redeemable equity	41.1	—	—	—	41.1
Stockholder equity	1,055.3	2,953.8	1,956.5	(4,910.3)	1,055.3
Total liabilities, redeemable equity and stockholder equity	$4,284.5	$4,719.7	$3,419.8	$(7,215.0)	$5,209.0

Condensed Consolidating Statements of Operations
Year Ended December 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,172.0	$2,245.1	$(41.8)	$4,375.3
Cost of goods sold	—	1,620.1	1,553.6	(41.8)	3,131.9
Gross profit	—	551.9	691.5	—	1,243.4
Selling, general and administrative expenses	2.6	451.2	537.7	(66.0)	925.5
Operating (loss) income	(2.6)	100.7	153.8	66.0	317.9
Interest (expense) income, net(1)	(140.8)	(30.1)	4.6	—	(166.3)
Other income (expense), net	103.0	37.4	16.5	(66.0)	90.9
Loss on extinguishment of debt	(5.1)	—	—	—	(5.1)
(Loss) income before income taxes and equity in earnings of subsidiaries	(45.5)	108.0	174.9	—	237.4
Income tax benefit (provision)	19.2	(45.6)	(58.4)	—	(84.8)
Equity in earnings of subsidiaries, net of tax	178.9	116.5	—	(295.4)	—
Net income	$152.6	$178.9	$116.5	$(295.4)	$152.6

(1)
The Parent’s net interest expense for the year ended December 31, 2014 of $140.8 million relates to long-term debt of $2.0 billion, net of interest income associated with inter-company loans of $1.0 billion. The Parent is substantially dependent on dividends, interest income, or other distributions from its subsidiary companies to fund the cash interest expense on its long-term debt obligations. The Parent may draw on its existing revolving credit facility (a component of the Senior Credit Facility) to fund certain portions of the cash interest expense on its long-term debt obligations.

Condensed Consolidating Statements of Operations
Year Ended December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,075.3	$2,158.5	$(46.0)	$4,187.8
Cost of goods sold	—	1,559.6	1,477.9	(46.0)	2,991.5
Gross profit	—	515.7	680.6	—	1,196.3
Selling, general and administrative expenses	2.9	439.9	564.3	(64.8)	942.3
Operating (loss) income	(2.9)	75.8	116.3	64.8	254.0
Interest expense, net	(148.8)	(29.6)	(12.3)	—	(190.7)
Other income (expense), net	(34.9)	25.7	35.2	(64.8)	(38.8)
Loss on extinguishment of debt	(2.0)	—	—	—	(2.0)
(Loss) income before income taxes and equity in earnings of subsidiaries	(188.6)	71.9	139.2	—	22.5
Income tax benefit (provision)	76.2	(46.7)	(37.9)	—	(8.4)
Equity in earnings of subsidiaries, net of tax	126.5	101.3	—	(227.8)	—
Net income	$14.1	$126.5	$101.3	$(227.8)	$14.1

Condensed Consolidating Statements of Operations
Year Ended December 31, 2012
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net sales	$—	$2,101.4	$2,064.8	$(36.8)	$4,129.4
Cost of goods sold	—	1,569.9	1,428.9	(36.8)	2,962.0
Gross profit	—	531.5	635.9	—	1,167.4
Selling, general and administrative expenses	3.0	457.1	518.5	(63.2)	915.4
Operating (loss) income	(3.0)	74.4	117.4	63.2	252.0
Interest expense, net of interest income	(154.4)	(31.2)	(13.9)	—	(199.5)
Other income (expense), net	(18.2)	31.4	34.9	(63.2)	(15.1)
Loss on extinguishment of debt	(25.5)	—	—	—	(25.5)
(Loss) income before income taxes and equity in earnings of subsidiaries	(201.1)	74.6	138.4	—	11.9
Income tax benefit (provision)	79.2	(44.9)	(42.4)	—	(8.1)
Equity in earnings of subsidiaries, net of tax	125.7	96.0	—	(221.7)	—
Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8

Condensed Consolidating Statements of Comprehensive Income or Loss
Year Ended December 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$152.6	$178.9	$116.5	$(295.4)	$152.6
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(204.2)	(204.2)	(204.2)	408.4	(204.2)
Derivative instruments:
Net unrealized gain arising during the period	0.7	0.7	0.7	(1.4)	0.7
Reclassification of net loss into earnings	1.1	0.4	0.4	(0.8)	1.1
Defined benefit plans:
Net unrealized loss arising during the period	(27.0)	(27.0)	(23.2)	50.2	(27.0)
Reclassification of net (gain) loss into earnings	(3.0)	(3.0)	1.5	1.5	(3.0)
Other comprehensive loss	(232.4)	(233.1)	(224.8)	457.9	(232.4)
Comprehensive loss	$(79.8)	$(54.2)	$(108.3)	$162.5	$(79.8)

Condensed Consolidating Statements of Comprehensive Income or Loss
Year Ended December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$14.1	$126.5	$101.3	$(227.8)	$14.1
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	40.6	40.6	40.6	(81.2)	40.6
Derivative instruments:
Net unrealized gain arising during the period	2.6	2.6	2.6	(5.2)	2.6
Reclassification of net gain into earnings	(3.4)	(4.0)	(4.0)	8.0	(3.4)
Defined benefit plans:
Net unrealized gain arising during the period	10.6	10.6	5.4	(16.0)	10.6
Reclassification of net loss into earnings	1.5	1.5	1.5	(3.0)	1.5
Other comprehensive income	51.9	51.3	46.1	(97.4)	51.9
Comprehensive income	$66.0	$177.8	$147.4	$(325.2)	$66.0
Condensed Consolidating Statements of Comprehensive Income or Loss
Year Ended December 31, 2012
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net income	$3.8	$125.7	$96.0	$(221.7)	$3.8
Other comprehensive income, net of taxes:
Foreign currency translation:
Net unrealized gain arising during the period	35.3	35.3	35.3	(70.6)	35.3
Derivative instruments:
Net unrealized gain arising during the period	0.5	0.5	0.5	(1.0)	0.5
Reclassification of net loss into earnings	3.4	1.4	1.4	(2.8)	3.4
Defined benefit plans:
Net unrealized loss arising during the period	(9.2)	(9.2)	(15.3)	24.5	(9.2)
Reclassification of net loss into earnings	0.8	0.8	0.8	(1.6)	0.8
Other comprehensive income	30.8	28.8	22.7	(51.5)	30.8
Comprehensive income	$34.6	$154.5	$118.7	$(273.2)	$34.6

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(140.4)	$73.0	$258.5	$—	$191.1
Cash flows from investing activities:
Intercompany investing transactions	143.1	156.8	—	(299.9)	—
Acquisitions of businesses, net of cash acquired	—	(70.8)	(32.1)	—	(102.9)
Proceeds from disposition of business, net of cash disposed	—	13.0	—	—	13.0
Capital expenditures	—	(19.7)	(13.9)	—	(33.6)
Other investing activities	—	—	0.5	—	0.5
Net cash provided by (used in) investing activities	143.1	79.3	(45.5)	(299.9)	(123.0)
Cash flows from financing activities:
Intercompany financing transactions	—	(143.1)	(156.8)	299.9	—
Capital contributions from parent	577.8	—	—	—	577.8
Capital distributions to parent	(33.9)	—	—	—	(33.9)
Proceeds from debt	512.3	—	229.9	—	742.2
Repayment of debt	(1,057.6)	(1.0)	(295.2)	—	(1,353.8)
Other financing activities	(1.1)	(7.4)	4.4	—	(4.1)
Net cash used in financing activities	(2.5)	(151.5)	(217.7)	299.9	(71.8)
Effect of exchange rate changes on cash	—	—	(13.9)	—	(13.9)
Net increase (decrease) in cash and cash equivalents	0.2	0.8	(18.6)	—	(17.6)
Cash and cash equivalents at beginning of period	—	2.5	133.1	—	135.6
Cash and cash equivalents at end of period	$0.2	$3.3	$114.5	$—	$118.0

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(144.6)	$31.4	$314.1	$—	$200.9
Cash flows from investing activities:
Intercompany investing transactions	268.6	288.9	—	(557.5)	—
Acquisitions of businesses, net of cash acquired	—	(32.5)	(11.9)	—	(44.4)
Capital expenditures	—	(20.3)	(25.0)	—	(45.3)
Other investing activities	—	0.2	—	—	0.2
Net cash provided by (used in) investing activities	268.6	236.3	(36.9)	(557.5)	(89.5)
Cash flows from financing activities:
Intercompany financing transactions	—	(268.6)	(288.9)	557.5	—
Proceeds from debt	371.1	—	65.4	—	436.5
Repayment of debt	(489.2)	—	(57.5)	—	(546.7)
Other financing activities	(7.1)	0.1	(0.7)	—	(7.7)
Net cash used in financing activities	(125.2)	(268.5)	(281.7)	557.5	(117.9)
Effect of exchange rate changes on cash	—	—	2.3	—	2.3
Net decrease in cash and cash equivalents	(1.2)	(0.8)	(2.2)	—	(4.2)
Cash and cash equivalents at beginning of period	1.2	3.3	135.3	—	139.8
Cash and cash equivalents at end of period	$—	$2.5	$133.1	$—	$135.6

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Company
Net cash (used in) provided by operating activities	$(178.7)	$93.3	$120.1	$—	$34.7
Cash flows from investing activities:
Intercompany investing transactions	114.5	37.7	—	(152.2)	—
Acquisitions of businesses, net of cash acquired	—	(11.2)	(102.1)	—	(113.3)
Capital expenditures	—	(35.5)	(16.3)	—	(51.8)
Other investing activities	—	4.2	—	—	4.2
Net cash provided by (used in) investing activities	114.5	(4.8)	(118.4)	(152.2)	(160.9)
Cash flows from financing activities:
Intercompany financing transactions	—	(114.5)	(37.7)	152.2	—
Proceeds from debt	1,321.7	—	102.4	—	1,424.1
Repayment of debt	(1,212.4)	(0.2)	(74.4)	—	(1,287.0)
Other financing activities	(43.9)	(0.7)	5.8	—	(38.8)
Net cash provided by (used in) financing activities	65.4	(115.4)	(3.9)	152.2	98.3
Effect of exchange rate changes on cash	—	—	3.1	—	3.1
Net increase (decrease) in cash and cash equivalents	1.2	(26.9)	0.9	—	(24.8)
Cash and cash equivalents beginning of period	—	30.2	134.4	—	164.6
Cash and cash equivalents end of period	$1.2	$3.3	$135.3	$—	$139.8

(26)	Valuation and Qualifying Accounts
The following table presents changes to our valuation and qualifying accounts (in millions):

	Balance at Beginning of Year	Charged to Income	Foreign Currency Translation Adjustment	Increases to (Deductions from) Reserves	Balance at End of Year
Year ended December 31, 2014:
Allowance for doubtful receivables(1)	$14.8	$2.4	$(0.8)	$(4.2)	$12.2
Valuation allowances on deferred taxes(2)	119.3	5.6	(11.8)	(3.1)	110.0
Year ended December 31, 2013:
Allowance for doubtful receivables(1)	14.4	0.1	0.3	—	14.8
Valuation allowances on deferred taxes(2)	95.4	12.5	4.0	7.4	119.3
Year ended December 31, 2012:
Allowance for doubtful receivables(1)	10.5	4.0	0.6	(0.7)	14.4
Valuation allowances on deferred taxes(2)	79.7	4.5	0.7	10.5	95.4

(1)	Deductions from reserves indicates bad debts charged off, less recoveries.

(2)	Increases to (deductions from) reserves relate to the net establishment (reversal) of valuation allowances primarily related to intercompany transactions, foreign taxes and state net operating losses.