Form 10-Q
period 2015-03-31
VWR Funding, Inc.
filed 2015-05-15
CIK 1319764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non‑accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2014, the most recent date on which filer status was determined, there was no established public market for the registrant’s common stock, par value $0.01 per share.
The number of shares of the registrant’s common stock outstanding at May 12, 2015, was 1,000.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1) of Form 10-Q and is therefore filing this Form using the reduced disclosure format as permitted by those instructions.

VWR FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q
For the quarterly period ended March 31, 2015

i

Glossary of Commonly Used Terms

Term	Description
the Company, we, us, our	VWR Funding, Inc. and its consolidated subsidiaries
4.625% Senior Notes	4.625% unsecured senior notes due 2022
Americas	a geographically-defined reportable segment covering North, Central and South America
Annual Report	our Annual Report on Form 10-K filed with the SEC on March 13, 2015
A/R Facility	an accounts receivable securitization facility due 2016
Biopharma	the combination of the pharmaceutical and biotechnology sectors
EMEA-APAC	a geographically-defined reportable segment covering Europe, Middle East, Africa and Asia-Pacific
GAAP	United States generally accepted accounting principles
IPO	the initial public offering of VWR Corporation, which occurred on October 1, 2014 and closed on October 7, 2014
SEC	the United States Securities and Exchange Commission
Senior Credit Facility	a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility
SG&A expenses	selling, general and administrative expenses as defined by GAAP and SEC regulations
Subordinated Notes	10.75% unsecured senior subordinated notes, which were redeemed in the fourth quarter of 2014
VWR Holdings	Varietal Distribution Holdings, LLC, our parent company

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
You should understand that the following important factors, in addition to those discussed in Item 1A, “Risk Factors,” and elsewhere in our Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$98.5	$118.0
Trade accounts receivable, net of reserves of $12.1 and $12.2, respectively	589.9	583.5
Other receivables	42.1	62.1
Inventories	377.9	394.5
Other current assets	45.4	44.5
Total current assets	1,153.8	1,202.6
Property and equipment, net	221.9	231.5
Goodwill	1,772.0	1,853.6
Other intangible assets, net	1,509.9	1,594.9
Other assets	116.0	106.2
Total assets	$4,773.6	$4,988.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$21.1	$95.3
Accounts payable	431.4	466.2
Employee-related liabilities	57.1	82.3
Other current liabilities	124.7	142.3
Total current liabilities	634.3	786.1
Debt and capital lease obligations, net of current portion	2,042.2	2,016.6
Due to VWR Corporation — ITRA, net of current portion	153.3	163.1
Deferred income taxes	480.1	462.2
Other liabilities	165.2	169.7
Total liabilities	3,475.1	3,597.7
Commitments and contingencies (Note 6)
Redeemable equity, at redemption value	57.1	51.4
Stockholder equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,713.0	1,717.6
Accumulated deficit	(76.5)	(148.0)
Accumulated other comprehensive loss	(395.1)	(229.9)
Total stockholder equity	1,241.4	1,339.7
Total liabilities, redeemable equity and stockholder equity	$4,773.6	$4,988.8
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,029.6	$1,056.6
Cost of goods sold	738.4	744.0
Gross profit	291.2	312.6
Selling, general and administrative expenses	217.4	235.6
Operating income	73.8	77.0
Interest expense	(27.3)	(46.0)
Interest income	0.1	0.2
Other income (expense), net	70.3	(3.1)
Loss on extinguishment of debt	(1.8)	—
Income before income taxes	115.1	28.1
Income tax provision	(43.6)	(10.7)
Net income	$71.5	$17.4
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$71.5	$17.4
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(166.0)	(6.1)
Derivative instruments:
Net unrealized gain (loss) arising during the period	0.1	(0.6)
Reclassification of net loss into earnings	—	0.2
Defined benefit plans:
Reclassification of net loss into earnings	0.7	0.3
Other comprehensive loss	(165.2)	(6.2)
Comprehensive (loss) income	$(93.7)	$11.2
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Redeemable Equity and Stockholder Equity (Unaudited)
(in millions, except share data)

		Stockholder Equity
	Redeemable Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
		Shares	Amount
Balance at December 31, 2014	$51.4	1,000	$—	$1,717.6	$(148.0)	$(229.9)	$1,339.7
Share-based compensation expense	—	—	—	1.1	—	—	1.1
Reclassifications to state redeemable equity at redemption value	5.7	—	—	(5.7)	—	—	(5.7)
Net income	—	—	—	—	71.5	—	71.5
Other comprehensive loss	—	—	—	—	—	(165.2)	(165.2)
Balance at March 31, 2015	$57.1	1,000	$—	$1,713.0	$(76.5)	$(395.1)	$1,241.4
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$71.5	$17.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	30.5	34.6
Net foreign currency remeasurement gain	(69.3)	(3.2)
Share-based compensation expense	1.1	0.2
Amortization of debt issuance costs	1.4	1.9
Deferred income tax provision (benefit)	31.5	(1.2)
Loss on extinguishment of debt	1.8	—
Other, net	2.1	1.5
Changes in working capital, net of business acquisitions:
Trade accounts receivable	(38.1)	(48.8)
Inventories	(1.4)	4.2
Accounts payable	(14.7)	20.0
Other assets and liabilities	(26.3)	(11.4)
Net cash (used in) provided by operating activities	(9.9)	15.2
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(15.6)	(14.8)
Capital expenditures	(9.5)	(6.6)
Other investing activities	0.2	—
Net cash used in investing activities	(24.9)	(21.4)
Cash flows from financing activities:
Proceeds from debt	968.4	220.6
Repayment of debt	(932.2)	(206.6)
Net change in bank overdrafts	(0.4)	(15.1)
Net change in compensating cash balance	2.3	9.4
Payments to VWR Corporation	(9.8)	(6.3)
Payment of debt issuance costs	(4.5)	(1.1)
Net cash provided by financing activities	23.8	0.9
Effect of exchange rate changes on cash	(8.5)	(0.1)
Net decrease in cash and cash equivalents	(19.5)	(5.4)
Cash and cash equivalents at beginning of period	118.0	135.6
Cash and cash equivalents at end of period	$98.5	$130.2
Supplemental disclosures of cash flow information:
Cash paid for interest	$38.2	$56.5
Cash paid for income taxes, net	7.3	5.7
See accompanying notes to condensed consolidated financial statements.

VWR FUNDING, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Nature of Operations and Basis of Presentation
VWR Funding, Inc., together with its consolidated subsidiaries (the “Company,” “we,” “us,” and “our”), is a leading, independent provider of laboratory products, services and solutions to the global life science, general research and applied markets. We have a significant market share position in Europe and North America. We also have operations in Asia-Pacific and other key emerging markets to support our multinational customers across the globe. We serve a critical role in connecting customer sites with core laboratory product suppliers across multiple industries and geographies. We offer one of the broadest portfolios of branded and private label laboratory products. We also offer a full range of value-added services, including custom manufacturing, to meet our customers’ needs. These services represent a growing but currently small portion of our overall net sales. We offer a wide selection of unique products and have developed an extensive global infrastructure including thousands of sales and service-focused professionals. We deliver value to our customers by improving the costs, efficiency and effectiveness of their research laboratories and production operations. We deliver value to our suppliers by providing them with cost-effective channel access to a global and diverse customer base.
Basis of Presentation
We report financial results on the basis of two reportable segments organized by geographic region: (i) North, Central and South America (collectively, the “Americas”); and (ii) Europe, Middle East, Africa and Asia Pacific (collectively, “EMEA-APAC”).
We have prepared the condensed consolidated financial statements included herein without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to such rules and regulations. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our most recent Annual Report on Form 10-K. Those audited consolidated financial statements include a summary of our significant accounting policies, to which there have been no material changes.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of VWR Funding, Inc., its subsidiaries and certain accounts of our parent companies after the elimination of intercompany balances and transactions. The following describes our corporate organization at March 31, 2015 and the principles followed in consolidating our financial statements:

•
Varietal Distribution Holdings, LLC (“VWR Holdings”) — Prior to VWR Corporation's initial public offering in the fourth quarter of 2014 (“IPO”), it was a wholly-owned subsidiary of VWR Holdings, a Delaware limited liability company. Private equity funds managed by Madison Dearborn Partners, Avista Capital Partners and their affiliates (collectively, the “Sponsors”) hold a controlling interest in VWR Holdings.

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
VWR Holdings and VWR Corporation sponsor share-based compensation programs for the benefit of certain of our employees and others. We present the expense and changes to equity related to these programs in our consolidated financial statements. We also present as redeemable equity the redemption value of certain of VWR Holdings’ equity held by management.

•
VWR Corporation — VWR Corporation, a Delaware corporation, was formed in June 2007 as VWR Investors, Inc. in connection with a merger. In June 2014, VWR Investors, Inc. changed its name to VWR Corporation. VWR Corporation has no operations other than its ownership of us. Following the IPO, VWR Corporation became 22.4% owned by public investors.

•
VWR Funding, Inc. and its wholly-owned subsidiaries — We are a wholly-owned subsidiary of VWR Corporation and the sole issuer of our debt. Our debt agreements limit our ability to, among other things, pay dividends to VWR Corporation.

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
In April 2015, the FASB issued new guidance about the presentation of debt issuance costs. Under the new guidance, deferred debt issuance costs will be presented on our balance sheet as a reduction to debt and capital lease obligations instead of as a component of other assets, as currently required by GAAP. The new guidance is effective for us beginning in the first quarter of 2016, and early adoption is permitted. We are still evaluating whether we will early adopt this standard. Had we adopted the new standard in these condensed consolidated financial statements, it would have caused us to reclassify $14.8 million and $12.1 million of deferred debt issuance costs from other assets to debt and capital lease obligations at March 31, 2015 and December 31, 2014, respectively.

(3)	Goodwill and Other Intangible Assets, net
The following table presents changes in goodwill by segment (in millions):

	Americas	EMEA-APAC	Total
Balance at December 31, 2014	$1,042.3	$811.3	$1,853.6
Acquisitions	15.1	—	15.1
Currency translation	(8.8)	(87.7)	(96.5)
Other	—	(0.2)	(0.2)
Balance at March 31, 2015	$1,048.6	$723.4	$1,772.0
The following table presents the gross amount of goodwill and accumulated impairment losses by segment (in millions):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Americas	$1,255.2	$206.6	$1,048.6	$1,248.9	$206.6	$1,042.3
EMEA-APAC	723.4	—	723.4	811.3	—	811.3
Total	$1,978.6	$206.6	$1,772.0	$2,060.2	$206.6	$1,853.6
The following table presents the components of other intangible assets (in millions):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$1,401.5	$528.2	$873.3	$1,456.9	$531.3	$925.6
Other	27.0	12.3	14.7	28.2	12.1	16.1
Total	1,428.5	540.5	888.0	1,485.1	543.4	941.7
Indefinite-lived intangible assets:
Trademarks and tradenames	621.9	—	621.9	653.2	—	653.2
Other intangible assets	$2,050.4	$540.5	$1,509.9	$2,138.3	$543.4	$1,594.9

(4)	Debt and Capital Lease Obligations
Debt and capital lease obligations consist of: (i) an accounts receivable securitization facility due 2016 (the “A/R Facility”); (ii) a senior secured credit facility, consisting of term loans denominated in euros and U.S. dollars and a multi-currency revolving loan facility (collectively, the “Senior Credit Facility”); (iii) 7.25% unsecured senior notes due 2017 (the “7.25% Senior Notes”); (iv) 4.625% unsecured senior notes due 2022 (the “4.625% Senior Notes”); (v) capital lease obligations; and (vi) other debt.
The following table presents the components of debt and capital lease obligations, interest rate terms and weighted-average interest rates (dollars in millions):

	March 31, 2015			December 31, 2014
	Interest Terms	Rate	Amount
A/R Facility	LIBOR plus 1.50%	1.68%	$—	$73.0
Senior Credit Facility:
Euro-denominated term loans	EURIBOR plus 3.50%	3.49%	607.4	686.7
U.S. dollar-denominated term loans	LIBOR plus 3.25%	3.43%	149.9	581.4
Multi-currency revolving loan facility	Various rates	5.25%	2.0	—
7.25% Senior Notes	Fixed rate	7.25%	750.0	750.0
4.625% Senior Notes, net of discount of $4.1	Fixed rate	4.63%	537.0	—
Capital lease obligations			14.2	15.9
Other debt			2.8	4.9
Debt and capital lease obligations			$2,063.3	$2,111.9

Current portion of debt and capital lease obligations			$21.1	$95.3
Debt and capital lease obligations, net of current portion			2,042.2	2,016.6
Debt and capital lease obligations			$2,063.3	$2,111.9
The following summarizes the priority of our debt instruments. Borrowings under the A/R Facility are collateralized by the trade accounts receivable of certain of our domestic wholly-owned subsidiaries. Those receivables are not available to satisfy the claims of other creditors. Borrowings under the Senior Credit Facility are secured by substantially all of our other assets and rank higher than the remainder of our debt.
A/R Facility
At March 31, 2015, we had $145.3 million of available borrowing capacity under the A/R Facility. Available borrowing capacity was calculated as: (i) the lesser of (a) the $175.0 million maximum amount of the facility and (b) a borrowing base of $156.6 million, calculated as a percentage of eligible trade accounts receivable; less (ii) undrawn letters of credit outstanding of $11.3 million, with no borrowings outstanding.
Using a portion of the net proceeds from the issuance of the 4.625% Senior Notes (see below), we repaid all outstanding borrowings under the A/R Facility during the first quarter of 2015. On April 30, 2015, we used availability under our A/R Facility to borrow $125.0 million, which we used to repay U.S. dollar-denominated term loans.

Senior Credit Facility
At March 31, 2015, we had $234.3 million of available borrowing capacity under our multi-currency revolving loan facility. Available borrowing capacity was calculated as: (i) the maximum borrowing capacity of $241.3 million, less (ii) undrawn letters of credit outstanding of $5.0 million and (iii) outstanding borrowings of $2.0 million.
Using a portion of the net proceeds from the issuance of the 4.625% Senior Notes (see below), we repaid $431.5 million of U.S. dollar-denominated term loans during the first quarter of 2015. As a result, we recognized a loss on extinguishment of debt of $1.8 million, representing the write-off of a portion of the unamortized deferred financing costs related to the term loans that were repaid.
On April 30, 2015, we used availability under our A/R Facility to repay an additional $125.0 million of U.S. dollar-denominated term loans.
4.625% Senior Notes
On March 25, 2015, we completed the private sale of €503.8 million of 4.625% Senior Notes. The notes were offered at an original issue discount of €3.8 million. We also paid debt issuance costs of $4.5 million during the three months ended March 31, 2015 and accrued an additional $1.1 million of debt issuance costs at March 31, 2015. The original issue discount and the debt issuance costs were deferred and are being recognized as interest expense through the maturity of the debt.
The 4.625% Senior Notes will mature on April 15, 2022. Interest on the notes is payable in arrears on April 15 and October 15 of each year commencing October 15, 2015 at a rate of 4.625% per annum.
Redemption
We may, at our option, redeem some or all of the 4.625% Senior Notes prior to April 15, 2018 at a price equal to the present value of: (i) the redemption price on April 15, 2018 plus (ii) all remaining interest payments through April 15, 2018. Beginning on April 15, 2018, 2019 and 2020, the redemption price changes to 102.3125%, 101.1563% and 100%, respectively, of the principal amount of the notes to be redeemed. In addition, at any time prior to April 15, 2018, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more equity offerings, as described in the indenture, at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
Guarantees
The obligations under the 4.625% Senior Notes are guaranteed, jointly and severally and fully and unconditionally, on a senior basis by each of our wholly-owned U.S. subsidiaries other than our U.S. foreign subsidiary holding companies (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ obligations under the guarantees of the Senior Notes are not secured by any of our assets or the Subsidiary Guarantors’ assets.
Covenants
The indenture governing the 4.625% Senior Notes contains a number of customary affirmative and negative covenants. As of March 31, 2015, we were in compliance with the covenants under the indenture.
The indenture governing the 4.625% Senior Notes restricts our ability to make payments to VWR Corporation, including for the purpose of paying dividends on capital stock. Under those restrictions, lifetime payments to VWR Corporation cannot exceed the sum of (i) $100.0 million and (ii) an additional amount equal to 50% of our consolidated net income since January 1, 2015 and any amounts we have received from sales of equity or capital contributions since March 25, 2015 that are not used for other restricted payments, provided that there is no default under the indenture and that we meet a fixed charge coverage ratio after giving effect to any such restricted payment.

(5)	Financial Instruments and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, debt and capital lease obligations and an amount due to VWR Corporation. Our financial instruments are held or issued by a number of institutions, which reduces the risk of material non-performance, except for the amount due to VWR Corporation.
Assets and Liabilities for which Fair Value is Only Disclosed
The carrying amount of cash and cash equivalents is stated at its fair value (Level 1 measurement). The carrying amounts for trade accounts receivable and accounts payable approximate fair value due to their short-term nature (Level 2 measurements).
The following table presents the carrying amounts and estimated fair values of other financial instruments for which fair value is only disclosed (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
A/R Facility	$—	$—	$73.0	$73.0
Senior Credit Facility	759.3	765.1	1,268.1	1,256.5
7.25% Senior Notes	750.0	783.8	750.0	780.2
4.625% Senior Notes	537.0	531.9	—	—
Due to VWR Corporation — ITRA	163.1	126.0	172.9	132.0
The fair values of our debt instruments are based on estimates using quoted market prices and standard pricing models that take into account the present value of future cash flows as of the respective balance sheet date. We believe that these qualify as Level 2 measurements, except for our publicly-traded 7.25% Senior Notes, which we believe qualify as a Level 1 measurement. The carrying amounts of the remainder of our debt and capital lease obligations not included in the table above approximate fair value due to their primarily short-term nature (Level 2 measurements). The amount due to VWR Corporation under the ITRA was estimated using a combination of observable and unobservable inputs using an income-based approach (Level 3 measurement).
Recurring Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in recurring fair value measurements with significant unobservable inputs (Level 3):

Contingent Consideration
Balance at December 31, 2014	$11.6
Acquisitions	8.7
Settlements in cash	(1.0)
Currency translation	(0.2)
Balance at March 31, 2015	$19.1
Contingent Consideration
Certain of the business acquisitions we completed entitle the sellers to contingent consideration if earnings targets are met during a period of time following the acquisition. The fair value of contingent consideration was estimated using the average of probability-weighted potential earn-out payments specified in the purchase agreements, ranging from approximately $2 million to $19 million at March 31, 2015. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario.
In the table above, acquisitions includes finalization of provisional amounts from acquisitions completed in the fourth quarter of 2014.

Derivative Instruments and Hedging Activities
We engage in hedging activities to reduce our exposure to changes in foreign currency exchange rates. Our hedging activities are designed to mitigate specific foreign currency risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:

•	Net investment hedging — We hedge a portion of our net investment in euro-denominated foreign operations using our euro-denominated 4.625% Senior Notes; and

•
Cash flow hedging — Some of our subsidiaries hedge short-term foreign-denominated business transactions using foreign currency forward contracts. There have been no significant changes to our cash flow hedging since December 31, 2014. Cash flow hedging is not material to our consolidated financial statements.

Net Investment Hedging
On March 25, 2015, we designated our euro-denominated 4.625% Senior Notes as a hedge to help protect a portion of our net investment in euro-denominated foreign operations from the impact of changes in the euro to U.S. dollar exchange rate (see Note 12). As a result of the hedge designation, the net foreign currency remeasurement gain or loss on the 4.625% Senior Notes, which otherwise would be recognized in earnings (see Note 8), is deferred as accumulated other comprehensive income or loss. That deferred net gain or loss equally offsets the net unrealized gain or loss that is recognized in other comprehensive income from the translation of the hedged portion of our net investment in euro-denominated foreign operations. The hedge has no other impact to our financial position, financial performance or cash flows.
The following table presents the balance sheet classification and fair value of the hedging instrument, a Level 2 measurement:

	Balance Sheet Classification	March 31, 2015
4.625% Senior Notes	Debt and capital lease obligations, net of current portion	$531.9
The following table presents information about the net unrealized gain (loss) recognized in other comprehensive income as a result of net investment hedging:

	Description	Three Months Ended March 31, 2015
Euro-denominated net investment in foreign operations	Hedged item	$2.7
4.625% Senior Notes	Hedging instrument	(2.7)
We determined that our hedge of the net investment was fully effective for the three months ended March 31, 2015, and no amounts were recognized in or reclassified to earnings.

(6)	Commitments and Contingencies
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
We are also involved in various disputes, litigation and regulatory matters incidental to our business, including employment matters, commercial disputes, government contract compliance matters, disputes regarding environmental clean-up costs, and other matters arising out of the normal conduct of our business. We intend to vigorously defend ourselves in such matters. From time to time, we are named as a defendant in cases as a result of our distribution of laboratory supplies, including litigation resulting from the alleged prior distribution of products containing asbestos by certain of our predecessors or acquired companies. While the impact of these disputes or litigation has historically been immaterial, and we believe the range of reasonably possible loss from current matters continues to be immaterial, there can be no assurance that the impact of the pending and any future claims will not be material to our business, financial condition or results of operations in the future.
Employment Agreements
The employment agreements with our executive officers include non-compete, non-solicitation and non-hire covenants as well as severance provisions. In general, if the executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined in the respective employment agreements) the executive officer is entitled to one and a half times (two times in the case of our President and Chief Executive Officer) the sum of base salary plus the target bonus for the year in which such termination or resignation occurs and continued health benefits for the 12-month period (18-month period in the case of our President and Chief Executive Officer) following termination or resignation. Salary and bonus payments are payable in equal installments over the 12-month period following such termination or resignation. The aggregate potential payments under these employment agreements for terminations without Cause and resignations for Good Reason, including estimated costs associated with continued health benefits, is approximately $11.4 million as of March 31, 2015.
Registration Rights Agreement
VWR Corporation is party to a registration rights agreement with VWR Holdings that could require us to fund VWR Corporation's securities registration costs in future periods. Under the registration rights agreement, VWR Holdings is entitled to request that VWR Corporation register (i) any shares of its common stock that it held at October 7, 2014 and (ii) any shares of its common stock held by Madison Dearborn Partners. Should VWR Corporation register such common stock, it would be required to pay costs related to the registration as well as VWR Holdings’ expenses in connection with its exercise of these rights, which we would be required to fund.

(7)	Benefit Plans
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
U.S. Retirement Plan
The following table presents the components of net periodic pension income for the U.S. Retirement Plan (in millions):

	Three Months Ended March 31,
	2015	2014
Service cost	$0.2	$0.2
Interest cost	1.9	2.4
Expected return on plan assets	(3.6)	(3.7)
Recognized net actuarial gain	—	(0.1)
Net periodic pension income	$(1.5)	$(1.2)
We made no contributions to the U.S. Retirement Plan during the three months ended March 31, 2015 and expect to make no contributions during the remainder of 2015.
German, French and UK Plans
The following table presents the components of net periodic pension cost for the German, French and UK Plans (in millions):

	Three Months Ended March 31,
	2015	2014
Service cost	$0.4	$0.4
Interest cost	1.3	1.7
Expected return on plan assets	(1.2)	(1.4)
Recognized net actuarial loss	0.9	0.5
Net periodic pension cost	$1.4	$1.2
We made no contributions to the German, French and UK Plans during the three months ended March 31, 2015 and expect to make contributions of $0.7 million during the remainder of 2015.

(8)	Other Income (Expense), net
Other income (expense), net, consists primarily of foreign currency remeasurement gains and losses. We have a significant amount of foreign-denominated debt on our U.S. dollar-denominated balance sheet. The translation of that debt is reported in other income (expense), net each period, except for our 4.625% Senior Notes, which qualify as a hedge of our net investment in foreign operations (see Note 5). Such gains or losses are unrealized until repayment of the debt and relate to the weakening or strengthening, respectively, of the euro against the U.S. dollar.
Recently, the U.S. dollar has strengthened against most foreign currencies. For additional information, see Note 12.

(9)	Income Taxes
Our income tax provision for the three months ended March 31, 2015 includes a non-recurring deferred charge of $1.4 million related to an intercompany asset transfer. There have been no other significant changes to the relationship between pre-tax income and our income tax provision since the year ended December 31, 2014.

(10)	Comprehensive Income or Loss
The following table presents changes in the components of accumulated other comprehensive income (loss), net of tax (in millions):

	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plans	Total
Balance at December 31, 2014	$(190.9)	$(0.3)	$(38.7)	$(229.9)
Net unrealized (loss) gain arising during the period	(166.0)	0.1	—	(165.9)
Reclassification of net loss into earnings	—	—	0.7	0.7
Balance at March 31, 2015	$(356.9)	$(0.2)	$(38.0)	$(395.1)
The following table presents details about the reclassification of net (gain) loss from accumulated other comprehensive income or loss into earnings (in millions):

	Three Months Ended March 31,
	2015	2014
Derivative instruments:
Cost of goods sold	$(0.4)	$0.2
Interest expense	0.1	0.2
Loss on extinguishment of debt	0.2	—
Income tax provision	0.1	(0.2)
Net income	$—	$0.2
Defined benefit plans:
Selling, general and administrative expenses	$1.0	$0.4
Income tax provision	(0.3)	(0.1)
Net income	$0.7	$0.3
The following table presents the income tax effects of the components of comprehensive income or loss (in millions):

	Three Months Ended March 31,
	2015	2014
Derivative instruments:
Net unrealized income tax (provision) benefit arising during the period	$(0.1)	$0.3
Reclassification of net income tax provision (benefit) into earnings	0.1	(0.2)
Defined benefit plans:
Reclassification of net income tax (benefit) provision into earnings	(0.3)	(0.1)

(11)	Related Party Transactions
Due to VWR Corporation — ITRA
VWR Corporation is party to an income tax receivable agreement (“ITRA”) with VWR Holdings. The ITRA provides for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax realized as a result of utilizing net operating losses that were generated in periods prior to the IPO. As noted previously, our Sponsors own a controlling interest in VWR Holdings. VWR Corporation is dependent upon us to provide funding for any payments due under the ITRA. At March 31, 2015, we reported a liability of $163.1 million due to VWR Corporation related to the ITRA.
The timing of payments under the ITRA correspond to the beginning of the year in which the net operating loss carryforwards will be claimed on VWR Corporation's tax return. We made our first payment to VWR Corporation to fund the ITRA of $9.8 million during the three months ended March 31, 2015.
Registration Rights Agreement
On October 7, 2014, VWR Corporation entered into a registration rights agreement with VWR Holdings that could require us to pay registration costs in future periods. See Note 6.

(12)	Risks and Uncertainties
Strengthening of the U.S. Dollar
Recently, the U.S. dollar has strengthened against most foreign currencies. For example, since its month-end high in April 2014 of $1.39 = €1.00, the spot euro exchange rate declined to $1.07 = €1.00 at March 31, 2015. Year-over-year, the average euro exchange rate was $1.37 = €1.00 for the first quarter of 2014 compared to $1.13 = €1.00 for the first quarter of 2015. Further strengthening of the U.S. dollar would impact us for the remainder of 2015 as follows:

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

In order to partially offset our exposure to these recent changes, in the first quarter of 2015 we designated our 4.625% Senior Notes as a hedge of our net investment in euro-denominated foreign operations. See Notes 4 and 5.
We are not able to predict the impact that changes in currency exchange rates will have on our operating results, but their impact could be significant.

(13)	Segment Financial Information
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
Beginning January 1, 2015, we are comprised of two operating segments: (i) Americas and (ii) EMEA-APAC. Previously, we had a third operating segment, Emerging Businesses, which is now part of the Americas. We changed our operating segments to align with our new basis of managing the business. Our operating segments are now the same as our reportable segments.
Corporate costs are managed centrally and attributed to the Americas segment.
The following table presents segment financial information (in millions):

	Three Months Ended March 31,
	2015	2014
Net sales:
Americas	$605.3	$568.4
EMEA-APAC	424.3	488.2
Total	$1,029.6	$1,056.6
Operating income:
Americas	$35.7	$29.6
EMEA-APAC	38.1	47.4
Total	$73.8	$77.0
Inter-segment activity has been eliminated; therefore, net sales for each reportable segment are all from external customers.

(14)	Condensed Consolidating Financial Information
The following tables set forth our condensed consolidating financial statements. These financial statements are included as a result of the guarantee arrangements relating to our 7.25% Senior Notes. The 7.25% Senior Notes are jointly and severally guaranteed on an unsecured basis by each of the Subsidiary Guarantors. The guarantees are full and unconditional, and each of the Subsidiary Guarantors is wholly owned, directly or indirectly, by us. These condensed consolidating financial statements have been prepared from our financial information on the same basis of accounting as our condensed consolidated financial statements.
The following condensed consolidating financial statements present balance sheets, statements of operations, statements of comprehensive income or loss and statements of cash flows of (i) the Company on an unconsolidated basis (“VWR Funding”), (ii) the Subsidiary Guarantors, (iii) the subsidiaries of VWR Funding that are not guarantors (the “Non-Guarantor Subsidiaries”), (iv) elimination entries necessary to consolidate VWR Funding, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis. The eliminating adjustments primarily reflect inter-company transactions, such as accounts receivable and payable, advances, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Subsidiary Guarantors as we have determined that any material information that would be disclosed in such notes is available in the notes to our condensed consolidated financial statements.

Condensed Consolidating Balance Sheets
March 31, 2015
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$5.5	$92.8	$—	$98.5
Trade accounts receivable, net	—	14.3	575.6	—	589.9
Other receivables	—	11.7	30.4	—	42.1
Inventories	—	201.6	176.3	—	377.9
Other current assets	2.8	18.1	24.5	—	45.4
Intercompany receivables	100.2	562.6	58.3	(721.1)	—
Total current assets	103.2	813.8	957.9	(721.1)	1,153.8
Property and equipment, net	—	117.5	104.4	—	221.9
Goodwill	—	962.3	809.7	—	1,772.0
Other intangible assets, net	—	924.2	585.7	—	1,509.9
Other assets	123.0	69.5	31.8	(108.3)	116.0
Investment in subsidiaries	2,774.1	1,691.6	—	(4,465.7)	—
Intercompany loans	999.4	26.3	480.3	(1,506.0)	—
Total assets	$3,999.7	$4,605.2	$2,969.8	$(6,801.1)	$4,773.6
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$14.4	$0.2	$6.5	$—	$21.1
Accounts payable	—	228.7	202.7	—	431.4
Employee-related liabilities	—	10.0	47.1	—	57.1
Other current liabilities	17.4	47.7	59.6	—	124.7
Intercompany payables	3.6	77.7	639.8	(721.1)	—
Total current liabilities	35.4	364.3	955.7	(721.1)	634.3
Debt and capital lease obligations, net of current portion	2,031.9	0.6	9.7	—	2,042.2
Due to VWR Corporation — ITRA, net of current portion	153.3	—	—	—	153.3
Deferred income tax liabilities	—	423.4	165.0	(108.3)	480.1
Other liabilities	0.3	44.4	120.5	—	165.2
Intercompany loans	480.3	998.8	26.9	(1,506.0)	—
Total liabilities	2,701.2	1,831.5	1,277.8	(2,335.4)	3,475.1
Redeemable equity, at redemption value	57.1	—	—	—	57.1
Stockholder equity	1,241.4	2,773.7	1,692.0	(4,465.7)	1,241.4
Total liabilities, redeemable equity and stockholder equity	$3,999.7	$4,605.2	$2,969.8	$(6,801.1)	$4,773.6

Condensed Consolidating Balance Sheets
December 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$3.3	$114.5	$—	$118.0
Trade accounts receivable, net	—	13.6	569.9	—	583.5
Other receivables	—	24.3	37.8	—	62.1
Inventories	—	191.9	202.6	—	394.5
Other current assets	1.3	19.0	24.2	—	44.5
Intercompany receivables	92.8	539.9	39.2	(671.9)	—
Total current assets	94.3	792.0	988.2	(671.9)	1,202.6
Property and equipment, net	—	116.7	114.8	—	231.5
Goodwill	—	947.1	906.5	—	1,853.6
Other intangible assets, net	—	929.5	665.4	—	1,594.9
Other assets	159.4	67.0	27.1	(147.3)	106.2
Investment in subsidiaries	2,902.5	1,841.4	—	(4,743.9)	—
Intercompany loans	999.4	25.8	551.0	(1,576.2)	—
Total assets	$4,155.6	$4,719.5	$3,253.0	$(7,139.3)	$4,988.8
Liabilities, Redeemable Equity and Stockholder Equity
Current liabilities:
Current portion of debt and capital lease obligations	$13.3	$0.1	$81.9	$—	$95.3
Accounts payable	—	226.3	239.9	—	466.2
Employee-related liabilities	—	26.1	56.2	—	82.3
Other current liabilities	30.8	46.8	64.7	—	142.3
Intercompany payables	1.2	59.5	611.2	(671.9)	—
Total current liabilities	45.3	358.8	1,053.9	(671.9)	786.1
Debt and capital lease obligations, net of current portion	2,004.9	0.7	11.0	—	2,016.6
Due to VWR Corporation — ITRA, net of current portion	163.1	—	—	—	163.1
Deferred income tax liabilities	—	422.8	186.7	(147.3)	462.2
Other liabilities	0.2	36.3	133.2	—	169.7
Intercompany loans	551.0	998.8	26.4	(1,576.2)	—
Total liabilities	2,764.5	1,817.4	1,411.2	(2,395.4)	3,597.7
Redeemable equity, at redemption value	51.4	—	—	—	51.4
Stockholder equity	1,339.7	2,902.1	1,841.8	(4,743.9)	1,339.7
Total liabilities, redeemable equity and stockholder equity	$4,155.6	$4,719.5	$3,253.0	$(7,139.3)	$4,988.8

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2015
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$543.0	$495.7	$(9.1)	$1,029.6
Cost of goods sold	—	402.7	344.8	(9.1)	738.4
Gross profit	—	140.3	150.9	—	291.2
Selling, general and administrative expenses	0.3	113.9	119.7	(16.5)	217.4
Operating (loss) income	(0.3)	26.4	31.2	16.5	73.8
Interest (expense) income, net	(21.0)	(7.7)	1.5	—	(27.2)
Other income (expense), net	80.9	15.7	(9.8)	(16.5)	70.3
Loss on extinguishment of debt	(1.8)	—	—	—	(1.8)
Income before income taxes and equity in earnings of subsidiaries	57.8	34.4	22.9	—	115.1
Income tax provision	(19.5)	(13.6)	(10.5)	—	(43.6)
Equity in earnings of subsidiaries, net of tax	33.2	12.4	—	(45.6)	—
Net income	$71.5	$33.2	$12.4	$(45.6)	$71.5
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$505.5	$562.3	$(11.2)	$1,056.6
Cost of goods sold	—	373.6	381.6	(11.2)	744.0
Gross profit	—	131.9	180.7	—	312.6
Selling, general and administrative expenses	0.8	111.7	139.1	(16.0)	235.6
Operating (loss) income	(0.8)	20.2	41.6	16.0	77.0
Interest expense, net of interest income	(36.2)	(7.5)	(2.1)	—	(45.8)
Other income (expense), net	(0.1)	6.0	7.0	(16.0)	(3.1)
(Loss) income before income taxes and equity in earnings of subsidiaries	(37.1)	18.7	46.5	—	28.1
Income tax benefit (provision)	13.1	(8.1)	(15.7)	—	(10.7)
Equity in earnings of subsidiaries, net of tax	41.4	30.8	—	(72.2)	—
Net income	$17.4	$41.4	$30.8	$(72.2)	$17.4

Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended March 31, 2015
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$71.5	$33.2	$12.4	$(45.6)	$71.5
Other comprehensive loss, net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(166.0)	(163.2)	(163.2)	326.4	(166.0)
Derivative instruments:
Net unrealized gain arising during the period	0.1	0.1	0.1	(0.2)	0.1
Reclassification of net gain into earnings	—	(0.2)	(0.2)	0.4	—
Defined benefit plans:
Reclassification of net loss into earnings	0.7	0.7	0.7	(1.4)	0.7
Other comprehensive loss	(165.2)	(162.6)	(162.6)	325.2	(165.2)
Comprehensive loss	$(93.7)	$(129.4)	$(150.2)	$279.6	$(93.7)
Condensed Consolidating Statements of Comprehensive Income or Loss
Three Months Ended March 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$17.4	$41.4	$30.8	$(72.2)	$17.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation:
Net unrealized loss arising during the period	(6.1)	(6.1)	(6.1)	12.2	(6.1)
Derivative instruments:
Net unrealized loss arising during the period	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Reclassification of net loss into earnings	0.2	0.1	0.1	(0.2)	0.2
Defined benefit plans:
Reclassification of net loss into earnings	0.3	0.3	0.3	(0.6)	0.3
Other comprehensive loss	(6.2)	(6.3)	(6.3)	12.6	(6.2)
Comprehensive income	$11.2	$35.1	$24.5	$(59.6)	$11.2

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(31.9)	$18.0	$4.0	$—	$(9.9)
Cash flows from investing activities:
Payments to affiliates, net	(63.4)	(64.0)	—	127.4	—
Acquisitions of businesses	—	(15.6)	—	—	(15.6)
Capital expenditures	—	(6.2)	(3.3)	—	(9.5)
Other investing activities	—	—	0.2	—	0.2
Net cash used in investing activities	(63.4)	(85.8)	(3.1)	127.4	(24.9)
Cash flows from financing activities:
(Payments to) receipts from affiliates, net	(9.8)	63.4	64.0	(127.4)	(9.8)
Proceeds from debt	776.2	—	192.2	—	968.4
Repayment of debt	(666.6)	—	(265.6)	—	(932.2)
Other financing activities	(4.5)	6.6	(4.7)	—	(2.6)
Net cash provided by (used in) financing activities	95.3	70.0	(14.1)	(127.4)	23.8
Effect of exchange rate changes on cash	—	—	(8.5)	—	(8.5)
Net increase (decrease) in cash and cash equivalents	—	2.2	(21.7)	—	(19.5)
Cash and cash equivalents at beginning of period	0.2	3.3	114.5	—	118.0
Cash and cash equivalents at end of period	$0.2	$5.5	$92.8	$—	$98.5

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	VWR Funding	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(50.3)	$18.0	$47.5	$—	$15.2
Cash flows from investing activities:
Receipts from affiliates, net	46.7	36.5	—	(83.2)	—
Acquisitions of businesses	—	—	(14.8)	—	(14.8)
Capital expenditures	—	(3.0)	(3.6)	—	(6.6)
Net cash provided by (used in) investing activities	46.7	33.5	(18.4)	(83.2)	(21.4)
Cash flows from financing activities:
Payments to affiliates, net	(6.3)	(46.7)	(36.5)	83.2	(6.3)
Proceeds from debt	199.8	0.1	20.7	—	220.6
Repayment of debt	(188.8)	—	(17.8)	—	(206.6)
Other financing activities, net	(1.1)	(5.6)	(0.1)	—	(6.8)
Net cash provided by (used in) financing activities	3.6	(52.2)	(33.7)	83.2	0.9
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Net decrease in cash and cash equivalents	—	(0.7)	(4.7)	—	(5.4)
Cash and cash equivalents beginning of period	—	2.5	133.1	—	135.6
Cash and cash equivalents end of period	$—	$1.8	$128.4	$—	$130.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
All of our equity securities are owned by VWR Corporation, which has filed all of the material required to be filed pursuant to Sections 13, 14 and 15(d) of the Exchange Act. Pursuant to General Instruction H(2)(a) of Form 10-Q, we have omitted the information called for by this item and have included in its place management’s narrative analysis of material changes in our results of operations for the three months ended March 31, 2015 and 2014. This narrative analysis should be read in conjunction with the condensed consolidated financial statements and related notes under Part I, Item 1 and the consolidated financial statements and related notes beginning on page F-1 of the Annual Report.
Management’s Narrative Analysis of Material Changes in Results of Operations
This narrative analysis includes a summary of our historical results of operations below, followed by detailed comparisons of our results for the three months ended March 31, 2015 and 2014. We have derived this data from our condensed consolidated financial statements included elsewhere in this report.
The following table presents a summary of our results of operations (dollars in millions):

	Three Months Ended March 31,		Reported Change
	2015	2014	Amount	%
Net sales	$1,029.6	$1,056.6	$(27.0)	(2.6)%
Gross margin	28.3%	29.6%	(130)	basis points
Operating income	$73.8	$77.0	$(3.2)	(4.2)%
Net income	71.5	17.4	54.1	*

*	Not meaningful
The following summarizes our 2015 results of operations as compared to prior period:

•
Continued strengthening of the U.S. dollar negatively impacted our results. Excluding the effects of currency and recent acquisitions, our comparable net sales and comparable operating income each increased.

•
Growth in our comparable net sales was driven by improved performance in the Americas, which continues to benefit from ongoing strength in Biopharma and education. We believe that the management changes, investments in infrastructure and a shift to a more customer-focused strategy that we put in place are continuing to drive positive results. EMEA-APAC also had comparable net sales growth, but that growth was tempered by the timing of Easter and elevated levels of back-ordered products. Absent these factors, we believe our EMEA-APAC segment would have experienced stronger growth.

•
Comparable operating income increased but was impacted by lower gross margin. Changes to our supply agreements with Merck KGaA in April 2014 negatively impacted our year-over-year gross margin comparisons. Beginning in April 2015, we are operating under the same supply agreements with Merck KGaA as in the prior period.

•
Net income improved compared to the prior year, reflecting interest savings from our higher equity capitalization post-IPO. In March 2015, we took advantage of a favorable interest rate environment in Europe to issue new unsecured senior notes, and we are in the process of refinancing our A/R Facility to extend its maturity and to secure a more favorable rate of interest. Net income also benefited from the remeasurement of euro-denominated debt associated with our Senior Credit Facility, which decreased significantly with the recent strengthening of the U.S. dollar.

Net Sales
The following table presents net sales and net sales changes by reportable segment (dollars in millions):

	Three Months Ended March 31,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$605.3	$568.4	$36.9	6.5%	$(7.6)	$15.6	$28.9	5.1%
EMEA-APAC	424.3	488.2	(63.9)	(13.1)%	(80.1)	6.7	9.5	1.9%
Total	$1,029.6	$1,056.6	$(27.0)	(2.6)%	$(87.7)	$22.3	$38.4	3.6%
Net sales from comparable operations for the three months ended March 31, 2015 increased $38.4 million or 3.6% compared to the prior period. Growth in our comparable net sales was driven by improved performance in the Americas, which continues to benefit from ongoing strength in Biopharma and education. Comparable net sales in EMEA-APAC also grew, but that growth was tempered by the timing of Easter and elevated levels of back-ordered products.
Net sales from comparable operations in our Americas segment for the three months ended March 31, 2015 increased $28.9 million or 5.1% compared to the prior period. Net sales to Biopharma and industrial customers as a group increased by mid to high single-digit rates, while net sales to educational and governmental customers increased by low to mid single-digit rates. Net sales of consumables and durable products and equipment both increased by mid single-digit rates. Net sales of branded products increased by mid to high single-digit rates, while net sales of private label products and services increased by mid single-digit rates.
Net sales from comparable operations in our EMEA-APAC segment for the three months ended March 31, 2015 increased $9.5 million or 1.9% compared to the prior period. Net sales to Biopharma and industrial customers as a group increased by low to mid single-digit rates, while net sales to educational and governmental customers were essentially flat. Net sales of consumables and durable products and equipment both increased by low single-digit rates. Net sales of branded products increased by low single-digit rates, while net sales of private label products and services increased by mid single-digit rates.
Gross Profit
The following table presents gross profit, gross profit changes and gross profit as a percentage of net sales (dollars in millions):

	Three Months Ended March 31,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Gross profit	$291.2	$312.6	$(21.4)	(6.8)%	$(27.6)	$8.4	$(2.2)	(0.7)%
Gross margin	28.3%	29.6%	(130)	basis points			(130)	basis points
Gross profit from comparable operations for the three months ended March 31, 2015 decreased $2.2 million or 0.7% compared to the prior period. The decrease in gross profit was caused by a decline in gross margin, which was partially offset by our comparable net sales growth.
Gross margin from comparable operations for the three months ended March 31, 2015 decreased 130 basis points compared to the prior period. Changes to our agreements with Merck KGaA in April 2014 reduced our gross margin compared to the prior period. To a lesser extent, gross margin was also impacted by unfavorable product sales mix and cross-currency purchases.

Selling, General and Administrative Expenses
The following table presents SG&A expenses, changes in SG&A expenses and SG&A expenses as a percentage of net sales (dollars in millions):

	Three Months Ended March 31,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
SG&A expenses	$217.4	$235.6	$(18.2)	(7.7)%	$(20.3)	$6.1	$(4.0)	(1.7)%
SG&A expenses as a percentage of net sales	21.1%	22.3%	(120)	basis points			(110)	basis points
SG&A expenses from comparable operations for the three months ended March 31, 2015 decreased $4.0 million or 1.7% compared to the prior period. The decrease was driven by lower personnel costs in the 2015 period, partially offset by $1.4 million of legacy facility exit charges in the 2015 period, a $0.9 million increase in share-based compensation expense and the transactional impact of cross-currency purchases due to the strengthening of the U.S. dollar.
Operating Income
The following table presents operating income and operating income changes by reportable segment (dollars in millions):

	Three Months Ended March 31,				Components of Reported Change
			Reported Change				Comparable Operations
	2015	2014	Amount	%	Currency	Acquisitions	Amount	%
Americas	$35.7	$29.6	$6.1	20.6%	$—	$2.0	$4.1	13.9%
EMEA-APAC	38.1	47.4	(9.3)	(19.6)%	(7.3)	0.3	(2.3)	(4.9)%
Total	$73.8	$77.0	$(3.2)	(4.2)%	$(7.3)	$2.3	$1.8	2.3%
Operating income from comparable operations for the three months ended March 31, 2015 increased $1.8 million or 2.3% compared to the prior period. The increase resulted from improvements in comparable net sales and reduced personnel costs, partially offset by the change in our agreements with Merck KGaA.
Operating income from comparable operations in our Americas segment for the three months ended March 31, 2015 increased $4.1 million or 13.9% compared to the prior period. The increase resulted primarily from an improvement in comparable net sales and lower personnel costs.
Operating income from comparable operations in our EMEA-APAC segment for the three months ended March 31, 2015 decreased $2.3 million or 4.9% compared to the prior period. The decrease resulted primarily from the changes in our agreements with Merck KGaA, partially offset by an improvement in comparable net sales.

Interest Expense, Net of Interest Income
Interest expense, net of interest income, for the three months ended March 31, 2015 and 2014 was $27.2 million and $45.8 million, respectively, a decrease of $18.6 million or 40.6%. Net interest expense decreased primarily as a result of the fourth quarter 2014 repayment of our Subordinated Notes using the net proceeds from the IPO.
Other Income (Expense), Net
Other income (expense), net, for the three months ended March 31, 2015 and 2014 was $70.3 million and $(3.1) million, respectively. Other income (expense), net, represents the net foreign currency remeasurement gain or loss on our foreign-denominated debt, which fluctuates with changes in currency exchange rates, particularly with respect to the euro.
Loss on Extinguishment of Debt
In connection with the repayment of a portion of our term loans in the first quarter of 2015, using a portion of the net proceeds from the issuance of 4.625% Senior Notes, we recognized a loss on extinguishment of debt of $1.8 million representing the write-off of unamortized deferred financing costs.
Income Taxes
For the three months ended March 31, 2015 and 2014, we recognized income tax provisions of $43.6 million and $10.7 million, respectively. Our income tax provision for the three months ended March 31, 2015 includes a non-recurring deferred charge of $1.4 million related to an intercompany asset transfer. There have been no other significant changes to the relationship between pre-tax income and our income tax provision since the the year ended December 31, 2014. For more information about the components of our income tax provisions and reconciliations of our income tax provisions to income taxes calculated at the U.S. federal statutory rate, see Note 18 to our consolidated financial statements beginning on page F-1 of our Annual Report.
Material Effects of Changes in Accounting Principles and Practices
None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b).

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b).

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the exhibit index beginning on page E-1 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWR Funding, Inc.

Date: May 15, 2015	By:	/s/ Douglas J. Pitts
		Name:	Douglas J. Pitts
		Title:	Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing
4.1
Indenture, dated as of March 25, 2015, among VWR Funding, Inc., the guarantors party thereto, Law Debenture Trust Company of New York, as trustee, Deutsche Bank AG, London Branch, as paying agent and Deutsche Bank Luxembourg S.A., as registrar and transfer agent
Previously filed as Exhibit 4.1 to VWR Corporation’s Form 8-K filed with the SEC on March 25, 2015.
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

E-1